Form 10-Q
period 2020-09-30
LendingClub Corp
filed 2020-11-05
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 30, 2020, there were 91,501,794 shares of the registrant’s common stock and common stock equivalents outstanding; of which (i) 78,232,694 shares represent the shares of common stock outstanding and (ii) 13,269,100 shares represent the number of shares of common stock automatically issuable upon transfer of the outstanding 132,691 shares of registrant’s Mandatorily Convertible Non-Voting Preferred Stock, Series A (Series A Preferred Stock).

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

•
Springstone Financial, LLC (Springstone), a wholly-owned Delaware limited liability company that facilitated the origination of education and patient finance loans by third-party issuing banks. All assets of Springstone have been transferred to LendingClub and Springstone is expected to be dissolved.

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

These forward-looking statements include, among other things, statements about:

•	the impact of COVID-19;

•	our ability to effectuate and the effectiveness of certain strategy initiatives in light of COVID-19;

•	the ability of our responses to mitigate adverse impacts, including on loan performance, arising in connection with COVID-19;

•	our ability to successfully navigate the current economic climate;

•	our ability to sustain the business under adverse circumstances;

•	our ability to attract and retain borrowers;

•	the ability of borrowers to repay loans and the plans of borrowers;

•	our ability to maintain investor confidence in the operation of our platform;

•	the likelihood of investors to continue to, directly or indirectly, invest through our platform;

•	our ability to secure new or additional sources of investor commitments for our platform;

•	expected rates of return for investors;

•	platform volume, pricing and balance;

•	the effectiveness of our platform’s credit scoring models;

•	our ability to innovate and the success of new product initiatives;

•	our ability to obtain or add bank functionality and a bank charter;

•	our ability and timing to satisfy the closing conditions for the acquisition of Radius Bancorp, Inc. (including obtaining regulatory approval);

•	the impact on the business from obtaining or adding bank functionality and a bank charter;

•	our ability to resolve pending governmental inquiries and private litigation, and the terms of such resolution(s);

•	the use of our own capital to purchase loans;

LENDINGCLUB CORPORATION

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$445,180	$243,779
Restricted cash (1)	98,787	243,343
Securities available for sale (includes $205,997 and $271,173 at amortized cost, $17,542 and $0 in allowance for credit losses, and $127,376 and $174,849 pledged as collateral at fair value, respectively)	187,375	270,927
Loans held for investment at fair value (1)	708,274	1,079,315
Loans held for investment by the Company at fair value (1)	59,099	43,693
Loans held for sale by the Company at fair value (1)	180,801	722,355
Accrued interest receivable (1)	6,865	12,857
Property, equipment and software, net	101,045	114,370
Operating lease assets	76,226	93,485
Intangible assets, net	12,180	14,549
Other assets (1)	103,625	143,668
Total assets	$1,979,457	$2,982,341
Liabilities and Equity
Accounts payable	$3,382	$10,855
Accrued interest payable (1)	5,829	9,260
Operating lease liabilities	98,204	112,344
Accrued expenses and other liabilities (1)	100,916	142,636
Payable to investors	35,068	97,530
Notes, certificates and secured borrowings at fair value (1)	708,597	1,081,466
Payable to Structured Program note and certificate holders at fair value (1)	173,410	40,610
Credit facilities and securities sold under repurchase agreements (1)	120,159	587,453
Total liabilities	1,245,565	2,082,154
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 149,904 and 0 shares issued, respectively; 149,904 and 0 shares outstanding, respectively	1	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 76,511,394 and 89,218,797 shares issued, respectively; 76,511,394 and 88,757,406 shares outstanding, respectively	765	892
Additional paid-in capital	1,493,839	1,467,882
Accumulated deficit	(759,559)	(548,472)
Treasury stock, at cost; 0 and 461,391 shares, respectively	—	(19,550)
Accumulated other comprehensive loss	(1,154)	(565)
Total equity	733,892	900,187
Total liabilities and equity	$1,979,457	$2,982,341

(1)	Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

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

	September 30, 2020	December 31, 2019
Assets of consolidated VIEs, included in total assets above
Restricted cash	$18,113	$30,046
Loans held for investment at fair value	74,487	197,842
Loans held for investment by the Company at fair value	57,756	40,251
Loans held for sale by the Company at fair value	138,557	551,455
Accrued interest receivable	1,768	4,431
Other assets	161	1,359
Total assets of consolidated variable interest entities	$290,842	$825,384
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$1,008	$3,185
Accrued expenses and other liabilities	181	244
Notes, certificates and secured borrowings at fair value	74,487	197,842
Payable to Structured Program note and certificate holders at fair value	173,410	40,610
Credit facilities and securities sold under repurchase agreements	18,500	387,251
Total liabilities of consolidated variable interest entities	$267,586	$629,132

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue:

Transaction fees	$24,372	$161,205	$164,489	$448,809

Interest income	46,773	77,820	176,744	270,554
Interest expense	(32,440)	(55,060)	(114,447)	(197,336)
Net fair value adjustments	(696)	(31,628)	(108,812)	(102,331)
Net interest income and fair value adjustments	13,637	(8,868)	(46,515)	(29,113)
Investor fees	25,850	30,271	86,924	94,274
Gain on sales of loans	7,739	18,305	23,724	47,343
Net investor revenue	47,226	39,708	64,133	112,504

Other revenue	3,115	3,983	10,166	8,808

Total net revenue	74,713	204,896	238,788	570,121
Operating expenses:
Sales and marketing	7,201	76,255	65,708	212,201
Origination and servicing	15,595	27,996	54,419	81,200
Engineering and product development	31,984	41,455	109,861	127,300
Other general and administrative	54,332	59,485	169,438	180,685
Total operating expenses	109,112	205,191	399,426	601,386
Loss before income tax expense	(34,399)	(295)	(160,638)	(31,265)
Income tax expense (benefit)	(74)	97	245	(341)
Consolidated net loss	(34,325)	(392)	(160,883)	(30,924)
Less: Income (Loss) attributable to noncontrolling interests	—	(9)	—	55
LendingClub net loss	$(34,325)	$(383)	$(160,883)	$(30,979)

Net loss per share attributable to common stockholders – Basic and Diluted (1)	$(0.38)	$0.00	$(2.35)	$(0.36)
Weighted-average common shares – Basic and Diluted (1)	73,566,385	87,588,495	76,781,157	86,849,388
Net income (loss) per share attributable to preferred stockholders – Basic and Diluted (1)	$(0.38)	$0.00	$1.46	$0.00
Weighted-average common shares, as converted – Basic and Diluted (1)	17,335,485	—	13,174,545	—

(1)	See “Notes to Condensed Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” and “Note 14. Stockholders' Equity” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LendingClub net loss	$(34,325)	$(383)	$(160,883)	$(30,979)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	6,502	(823)	(834)	788
Other comprehensive income (loss), before tax	6,502	(823)	(834)	788
Income tax effect	74	(130)	(245)	308
Other comprehensive income (loss), net of tax	6,428	(693)	(589)	480
Less: Other comprehensive loss attributable to noncontrolling interests	—	(39)	—	(22)
LendingClub other comprehensive income (loss), net of tax	6,428	(654)	(589)	502
LendingClub comprehensive loss	(27,897)	(1,037)	(161,472)	(30,477)
Comprehensive loss attributable to noncontrolling interests	—	(39)	—	(22)
Total comprehensive loss	$(27,897)	$(1,076)	$(161,472)	$(30,499)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

			LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2020	195,627	$2	70,938,835	$709	$1,478,247	—	$—	$(7,582)	$(725,234)	$746,142	$—	$746,142
Stock-based compensation	—	—	—	—	16,281	—	—	—	—	16,281	—	16,281
Net issuances under equity incentive plans, net of tax (1)	—	—	1,000,259	10	(644)	—	—	—	—	(634)	—	(634)
Net issuances of preferred stock in exchange for common stock	(45,723)	(1)	4,572,300	46	(45)	—	—	—	—	—	—	—
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	—	—	6,428	—	6,428	—	6,428
Net loss	—	—	—	—	—	—	—	—	(34,325)	(34,325)	—	(34,325)
Balance at September 30, 2020	149,904	$1	76,511,394	$765	$1,493,839	—	$—	$(1,154)	$(759,559)	$733,892	$—	$733,892

			LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187	$—	$900,187
Stock-based compensation	—	—	—	—	51,492	—	—	—	—	51,492	—	51,492
Net issuances under equity incentive plans, net of tax (1)	—	—	2,744,469	27	(6,067)	5,658	(71)	—	—	(6,111)	—	(6,111)
Net issuances of preferred stock in exchange for common stock (2)	149,904	1	(14,990,481)	(150)	149	—	—	—	(50,204)	(50,204)	—	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—	—	—
Net unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	—	—	—	(589)	—	(589)	—	(589)
Net loss	—	—	—	—	—	—	—	—	(160,883)	(160,883)	—	(160,883)
Balance at September 30, 2020	149,904	$1	76,511,394	$765	$1,493,839	—	$—	$(1,154)	$(759,559)	$733,892	$—	$733,892

(1)	Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.

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

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

			LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2019	—	$—	87,160,013	$876	$1,439,244	456,540	$(19,485)	$1,313	$(548,323)	$873,625	$696	$874,321
Stock-based compensation	—	—	—	—	19,491	—	—	—	—	19,491	—	19,491
Net issuances under equity incentive plans, net of tax (1)	—	—	972,576	10	(4,149)	3,894	(53)	—	—	(4,192)	—	(4,192)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	(654)	—	(654)	(37)	(691)
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(650)	(650)
Net loss	—	—	—	—	—	—	—	—	(383)	(383)	(9)	(392)
Balance at September 30, 2019	—	$—	88,132,589	$886	$1,454,586	460,434	$(19,538)	$659	$(548,706)	$887,887	$—	$887,887

			LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	85,928,127	$864	$1,405,392	456,540	$(19,485)	$157	$(517,727)	$869,201	$1,780	$870,981
Stock-based compensation	—	—	—	—	61,878	—	—	—	—	61,878	—	61,878
Net issuances under equity incentive plans, net of tax (1)	—	—	2,040,492	20	(15,094)	3,894	(53)	—	—	(15,127)	—	(15,127)
ESPP purchase shares	—	—	163,970	2	2,410	—	—	—	—	2,412	—	2,412
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	502	—	502	(20)	482
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,815)	(1,815)
Net loss	—	—	—	—	—	—	—	—	(30,979)	(30,979)	55	(30,924)
Balance at September 30, 2019	—	$—	88,132,589	$886	$1,454,586	460,434	$(19,538)	$659	$(548,706)	$887,887	$—	$887,887

(1)
Includes shares purchased by the Company in lieu of issuing fractional shares in connection with a 1-for-5 reverse stock split effective July 5, 2019 and shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Consolidated net loss	$(160,883)	$(30,924)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Net fair value adjustments	108,812	102,331
Change in fair value of loan servicing assets and liabilities	48,040	39,882
Stock-based compensation, net	47,455	56,898
Depreciation and amortization	41,832	44,034
Gain on sales of loans	(23,724)	(47,343)
Other, net	9,582	14,649
Purchase of loans held for sale	(2,192,059)	(5,282,100)
Principal payments received on loans held for sale	204,561	193,850
Proceeds from whole loan sales and Structured Program transactions, net of underwriting fees and costs	2,363,280	4,795,151
Net change in operating assets and liabilities:
Accrued interest receivable, net	(5,278)	(9,536)
Other assets	42,769	12,167
Accounts payable	(7,363)	6,998
Accrued interest payable	(3,431)	(8,654)
Accrued expenses and other liabilities	(42,847)	(12,134)
Change in payable to investors (1)	(65,789)	(35,957)
Net cash provided by (used for) operating activities	364,957	(160,688)
Cash Flows from Investing Activities:
Purchases of loans	(237,403)	(522,564)
Principal payments received on loans	550,448	950,607
Proceeds from recoveries and sales of charged-off loans	33,795	42,239
Purchases of securities available for sale	(53,536)	(116,753)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	79,986	110,884
Proceeds from paydowns of asset-backed securities related to Structured Program transactions	101,584	64,056
Other investing activities	300	194
Purchases of property, equipment and software, net	(24,583)	(38,977)
Net cash provided by investing activities	450,591	489,686
Cash Flows from Financing Activities:
Proceeds from issuance of notes and certificates	237,283	522,249
Repayments of secured borrowings	(14,997)	(47,930)
Principal payments on and retirements of notes and certificates	(532,534)	(916,983)
Payments on notes, certificates, and secured borrowings from recoveries/sales of related charged-off loans	(33,310)	(42,634)
Principal payments on securitization notes	(51,635)	(56,707)
Proceeds from issuance of notes and certificates from Structured Program transactions	186,190	—

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Proceeds from credit facilities and securities sold under repurchase agreements	1,105,051	1,851,738
Principal payments on credit facilities and securities sold under repurchase agreements	(1,572,569)	(1,801,600)
Payment for debt issuance costs	(264)	(1,356)
Deemed dividend paid to preferred stockholder	(50,204)	—
Other financing activities	(31,714)	(4,747)
Net cash used for financing activities	(758,703)	(497,970)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$56,845	$(168,972)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$487,122	$644,058
Cash, Cash Equivalents and Restricted Cash, End of Period	$543,967	$475,086
Supplemental Cash Flow Information:
Cash paid for interest	$115,639	$206,332
Cash paid for operating leases included in the measurement of lease liabilities	$12,086	$12,568
Non-cash investing activity:
Net securities retained from Structured Program transactions	$43,458	$136,053
Accruals for property, equipment and software	$1,260	$3,299
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$17,414	$122,330
Non-cash financing activity:
Exchange of common stock for preferred stock	$207,244	$—
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$—	$200,881

(1)	Change in payable to investors was previously presented as cash flows from financing activities. Prior period amounts have been reclassified to conform to the current period presentation.

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$445,180	$243,779
Restricted cash	98,787	243,343
Total cash, cash equivalents and restricted cash	$543,967	$487,122

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online lending marketplace platform that connects borrowers and investors. Various wholly-owned subsidiaries of LendingClub have been established to enter into borrowing agreements with certain lenders for secured credit facilities. Additionally, LendingClub has established various entities to facilitate loan sale transactions, including sponsoring asset-backed securitization transactions and Certificate Program transactions (collectively referred to as Structured Program transactions), where certain accredited investors and qualified institutional buyers have the opportunity to invest in senior and subordinated securities backed by a pool of unsecured personal whole loans. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions. LC Trust I (the LC Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates issued by the LC Trust that are related to specific underlying loans for the benefit of the investor. Springstone Financial, LLC (Springstone), is a wholly-owned subsidiary of LendingClub that facilitated education and patient finance loans originated by third-party issuing banks. All assets of Springstone have been transferred to LendingClub and Springstone is expected to be dissolved.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine month period ended September 30, 2020, except as noted below.

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

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the nine month period ended September 30, 2020:

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

New Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is part of the FASB’s initiative to reduce complexity in accounting standards. The proposed ASU eliminates certain exceptions to the general principles of ASC 740, Income Taxes, and simplifies income tax accounting in several areas. The standard is effective for fiscal periods beginning after December 15, 2020 with early adoption permitted. The Company is evaluating the impact this ASU will have on its financial position, results of operations, cash flows, and disclosures, but does not expect such adoption to have a material impact.

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full or modified retrospective adoption for fiscal periods beginning after December 15, 2021 with early adoption permitted for fiscal periods beginning after December 15, 2020. The Company is evaluating the impact this ASU will have on its financial position, results of operations, cash flows, and disclosures.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the third quarters and first nine months of 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Transaction fees	$24,372	$161,205
Referral fees	1,264	1,596
Total revenue from contracts with customers	$25,636	$162,801

	Nine Months Ended September 30,
	2020	2019
Transaction fees	$164,489	$448,809
Referral fees	3,503	3,619
Total revenue from contracts with customers	$167,992	$452,428

The Company recognizes transaction and referral fees at each distinct instance after the Company satisfies its performance obligations. The Company had no bad debt expense for the third quarters and first nine months of 2020 and 2019. Because revenue is recognized at the same time that payments are received, the Company had no contract assets, contract liabilities, or deferred contract costs recorded as of both September 30, 2020 and December 31, 2019. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the third quarters and first nine months of 2020 and 2019. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Net Income (Loss) Per Share

The following tables detail the computation of the Company’s basic and diluted net income (loss) per share of common stock and Series A Preferred Stock:

Three Months Ended September 30,	2020		2019
	Common Stock	Preferred Stock (1)(2)	Common Stock
Net loss attributable to stockholders	$(27,779)	$(6,546)	$(383)
Weighted-average common shares – Basic and Diluted (2)	73,566,385	17,335,485	87,588,495
Net loss per share attributable to stockholders – Basic and Diluted (2)	$(0.38)	$(0.38)	$0.00

Nine Months Ended September 30,	2020		2019
	Common Stock	Preferred Stock (1)(2)	Common Stock
Allocation of undistributed LendingClub net loss	$(129,968)	$(30,915)	$(30,979)
Deemed dividend	(50,204)	50,204	—
Net income (loss) attributable to stockholders	$(180,172)	$19,289	$(30,979)
Weighted-average common shares – Basic and Diluted (2)	76,781,157	13,174,545	86,849,388
Net income (loss) per share attributable to stockholders – Basic and Diluted (2)	$(2.35)	$1.46	$(0.36)

(1)	Presented on an as-converted basis.

(2)	See “Note 2. Summary of Significant Accounting Policies” and “Note 14. Stockholders' Equity” for additional information.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the weighted-average common stock that were excluded from the Company’s diluted net income (loss) per share computation because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Preferred stock	17,335,485	—	13,174,545	—
Stock options	160,382	484,032	228,066	489,657
RSUs and PBRSUs	761,077	229,456	184,832	176,131
Total	18,256,944	713,488	13,587,443	665,788

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of September 30, 2020 and December 31, 2019, were as follows:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Asset-backed senior securities (1)(2)	$84,589	$20	$(590)	$—	$84,019
CLUB Certificate asset-backed securities (1)	71,487	288	(1,569)	(4,500)	65,706
Asset-backed subordinated securities (1)	30,289	1,126	(377)	(13,042)	17,996
Commercial paper	6,999	—	—	—	6,999
Corporate debt securities	6,637	14	—	—	6,651
Other asset-backed securities	3,796	8	—	—	3,804
Certificates of deposit	2,200	—	—	—	2,200
Total securities available for sale	$205,997	$1,456	$(2,536)	$(17,542)	$187,375

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed senior securities (1)(2)	$108,780	$597	$(38)	$109,339
CLUB Certificate asset-backed securities (1)	90,728	41	(1,063)	89,706
Asset-backed subordinated securities (1)	20,888	423	(221)	21,090
Corporate debt securities	14,333	11	(1)	14,343
Certificates of deposit	13,100	—	—	13,100
Other asset-backed securities	12,075	6	(1)	12,080
Commercial paper	9,274	—	—	9,274
U.S. agency securities	1,995	—	—	1,995
Total securities available for sale	$271,173	$1,078	$(1,324)	$270,927

(1)
As of September 30, 2020 and December 31, 2019, $151.4 million and $219.0 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part I – Item 1A. Risk Factors – Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results” in the Annual Report.).

(2)	As of September 30, 2020, and December 31, 2019, includes $127.4 million and $174.8 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded as of September 30, 2020 and December 31, 2019, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$78,556	$(2,394)	$4,178	$(142)	$82,734	$(2,536)
Corporate debt securities	1,301	—	—	—	1,301	—
Other asset-backed securities	204	—	—	—	204	—
Total securities with unrealized losses (1)	$80,061	$(2,394)	$4,178	$(142)	$84,239	$(2,536)

	Less than 12 months		12 months or longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$91,350	$(1,287)	$1,875	$(35)	$93,225	$(1,322)
Corporate debt securities	4,613	(1)	—	—	4,613	(1)
Other asset-backed securities	3,062	(1)	—	—	3,062	(1)
Total securities with unrealized losses (1)	$99,025	$(1,289)	$1,875	$(35)	$100,900	$(1,324)

(1)	The number of investment positions with unrealized losses at September 30, 2020 and December 31, 2019 totaled 94 and 70, respectively.

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

During the third quarter and first nine months of 2020, the Company recognized $(3.7) million and $3.8 million in credit recovery and loss expense, respectively. During the third quarter and first nine months of 2019, the Company recognized $1.2 million and $2.5 million in other-than-temporary impairment charges, respectively, on its asset-backed securities related to Structured Program transactions. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the third quarter and first nine months of 2019 for which a portion of the impairment was previously recognized in other comprehensive income.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses for securities available for sale, by major security type, for the third quarter and first nine months of 2020:

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of June 30, 2020	$(6,587)	$(8,984)	$(15,571)
Provision for credit loss expense	2,087	1,582	3,669
Allowance arising from PCD financial assets	—	(5,640)	(5,640)
Ending balance as of September 30, 2020	$(4,500)	$(13,042)	$(17,542)

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of January 1, 2020	$—	$—	$—
Provision for credit loss expense	(546)	(3,254)	(3,800)
Allowance arising from PCD financial assets	(3,954)	(9,788)	(13,742)
Ending balance as of September 30, 2020	$(4,500)	$(13,042)	$(17,542)

Securities available for sale purchased with credit deterioration during the third quarter and first nine months of 2020 were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Purchase price of PCD securities at acquisition	$446	$25,915
Allowance for credit losses on PCD securities at acquisition	5,640	13,742
Par value of acquired PCD securities at acquisition	$6,086	$39,657

The contractual maturities of securities available for sale at September 30, 2020, were as follows:

	Amortized Cost	Fair Value
Within 1 year:
Commercial paper	$6,999	$6,999
Corporate debt securities	6,637	6,651
Certificates of deposit	2,200	2,200
Other asset-backed securities	1,930	1,930
Total	17,766	17,780
After 1 year through 5 years:
Other asset-backed securities	1,866	1,874
Total	1,866	1,874
Asset-backed securities related to Structured Program transactions	186,365	167,721
Total securities available for sale	$205,997	$187,375

During the third quarter and first nine months of 2020, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, sold a combined $0.2 billion and $1.3 billion, respectively, in asset-backed securities related to Structured Program transactions. During the third quarter and first nine months of 2019, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

of the Company, sold a combined $1.2 billion and $3.2 billion, respectively, in asset-backed securities related to Structured Program transactions. There were no realized gains or losses related to such sales. For further information, see “Note 7. Securitizations and Variable Interest Entities.” Proceeds and gross realized gains and losses from other sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds	$—	$4,019	$2,396	$10,419
Gross realized gains	$—	$8	$3	$8
Gross realized losses	$—	$—	$(4)	$—

6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

Loans Held for Investment, Notes, Certificates and Secured Borrowings

The Company issues member payment dependent notes and the LC Trust issues certificates as a means to allow investors to invest in the corresponding loans. At September 30, 2020 and December 31, 2019, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held for Investment		Notes, Certificates and Secured Borrowings
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Aggregate principal balance outstanding	$756,570	$1,148,888	$756,570	$1,148,888
Net fair value adjustments	(48,296)	(69,573)	(47,973)	(67,422)
Fair value	$708,274	$1,079,315	$708,597	$1,081,466

At September 30, 2020 and December 31, 2019, a fair value of $2.8 million and $18.0 million included in “Loans Held for Investment at fair value” was pledged as collateral for secured borrowings, respectively.

The following table provides the balances of notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	September 30, 2020	December 31, 2019
Notes	$631,169	$863,488
Certificates	74,487	197,842
Secured borrowings	2,941	20,136
Total notes, certificates and secured borrowings	$708,597	$1,081,466

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

At September 30, 2020 and December 31, 2019, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings (with the exception of $170.0 million and $40.3 million in loans at fair value in consolidated trusts as of September 30, 2020 and December 31, 2019, respectively) were as follows:

	Loans Invested in by the Company
	Loans Held for Investment		Loans Held for Sale		Total
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Aggregate principal balance outstanding	$66,232	$47,042	$202,749	$747,394	$268,981	$794,436
Net fair value adjustments	(7,133)	(3,349)	(21,948)	(25,039)	(29,081)	(28,388)
Fair value	$59,099	$43,693	$180,801	$722,355	$239,900	$766,048

The net fair value adjustments of $(29.1) million and $(28.4) million represent net unrealized losses recorded in earnings on loans invested in by the Company at September 30, 2020 and December 31, 2019, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $4.3 million and $(100.3) million during the third quarter and first nine months of 2020, respectively, and $(32.4) million and $(100.1) million during the third quarter and first nine months of 2019, respectively, include net realized losses and changes in net unrealized losses. Net interest income earned on loans invested in by the Company during the third quarter and first nine months of 2020 was $12.4 million and $54.3 million, respectively. Net interest income earned on loans invested in by the Company during the third quarter and first nine months of 2019 was $17.7 million and $59.3 million, respectively.

The Company used its own capital to purchase $28.0 million loans and sold $442.7 million in loans during the third quarter of 2020 which were all sold to whole loan investors. The fair value of loans invested in by the Company was $239.9 million at September 30, 2020 which included $170.0 million related to Structured Program transactions that were consolidated and a related payable to Structured Program note and certificate holders at fair value of $173.4 million as of September 30, 2020. See “Note 7. Securitizations and Variable Interest Entities” and “Note 13. Debt” for further discussion on the Company’s consolidated trusts and “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the third quarters and first nine months of 2020 and 2019.

At September 30, 2020 and December 31, 2019, loans with a fair value of $26.3 million and $551.5 million included in “Loans held for sale by the Company at fair value” was pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 13. Debt” for additional information related to these debt obligations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans that were 90 days or more past due (including non-accrual loans) were as follows:

	September 30, 2020	December 31, 2019
Loans held for investment:
Outstanding principal balance	$4,140	$10,755
Net fair value adjustments	(3,432)	(9,663)
Fair value	$708	$1,092
Number of loans (not in thousands)	788	1,428

Loans invested in by the Company:
Outstanding principal balance	$2,116	$2,315
Net fair value adjustments	(1,808)	(2,016)
Fair value	$308	$299
Number of loans (not in thousands)	180	338

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with consolidated and unconsolidated VIEs at September 30, 2020 and December 31, 2019. Additionally, the assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation:

September 30, 2020	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$18,113	$—	$18,113
Securities available for sale at fair value	—	167,721	167,721
Loans held for investment at fair value	74,487	—	74,487
Loans held for investment by the Company at fair value	57,756	—	57,756
Loans held for sale by the Company at fair value	138,557	—	138,557
Accrued interest receivable	1,768	92	1,860
Other assets	161	38,403	38,564
Total assets	$290,842	$206,216	$497,058
Liabilities
Accrued interest payable	$1,008	$—	$1,008
Accrued expenses and other liabilities	181	—	181
Notes, certificates and secured borrowings at fair value	74,487	—	74,487
Payable to Structured Program note and certificate holders at fair value	173,410	—	173,410
Credit facilities and securities sold under repurchase agreements	18,500	—	18,500
Total liabilities	267,586	—	267,586
Total net assets	$23,256	$206,216	$229,472

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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at September 30, 2020 and December 31, 2019:

September 30, 2020	Assets	Liabilities	Net Assets
LC Trust	$77,496	$(75,166)	$2,330
Consolidated trusts	184,341	(173,726)	10,615
Warehouse credit facilities	29,005	(18,694)	10,311
Total consolidated VIEs	$290,842	$(267,586)	$23,256

December 31, 2019	Assets	Liabilities	Net Assets
LC Trust	$201,696	$(199,520)	$2,176
Consolidated trusts	43,300	(40,687)	2,613
Warehouse credit facilities	580,388	(388,925)	191,463
Total consolidated VIEs	$825,384	$(629,132)	$196,252

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

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and historically purchased whole loans and interests in loans from the Company. As of September 30, 2020, the Company had an ownership interest of approximately 23% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

losses of the Investment Fund. The Company has requested a full redemption of our investment in the Investment Fund. At September 30, 2020, the Company’s investment was $7.8 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at September 30, 2020 and December 31, 2019:

September 30, 2020		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Net Assets
Unconsolidated Trusts	$1,502,665	$67,415	$51	$11,774	$79,240
Certificate Program	2,315,354	100,306	41	18,854	119,201
Investment Fund	34,376	—	—	7,775	7,775
Total unconsolidated VIEs	$3,852,395	$167,721	$92	$38,403	$206,216

September 30, 2020	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Total Exposure
Unconsolidated Trusts	$67,415	$51	$11,774	$79,240
Certificate Program	100,306	41	18,854	119,201
Investment Fund	—	—	7,775	7,775
Total unconsolidated VIEs	$167,721	$92	$38,403	$206,216

December 31, 2019		Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Net Assets
Unconsolidated Trusts	$1,909,219	$93,881	$362	$18,768	$113,011
Certificate Program	2,585,957	126,254	515	25,588	152,357
Investment Fund	34,170	—	—	7,742	7,742
Total unconsolidated VIEs	$4,529,346	$220,135	$877	$52,098	$273,110

December 31, 2019	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Total Exposure
Unconsolidated Trusts	$93,881	$362	$18,768	$113,011
Certificate Program	126,254	515	25,588	152,357
Investment Fund	—	—	7,742	7,742
Total unconsolidated VIEs	$220,135	$877	$52,098	$273,110

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

The following tables summarize activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s condensed consolidated financial statements for the third quarters and first nine months of 2020 and 2019:

Three Months Ended September 30,	2020		2019
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold (1)	$—	$233,852	$328,173	$772,734
Net gains (losses) recognized from loans securitized or sold	$—	$1,563	$360	$9,174
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (2)	$—	$—	$15,464	$37,803
Cash proceeds from loans securitized or sold	$—	$—	$298,099	$659,755
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$4,176	$6,697	$4,545	$4,802
Cash proceeds for interest received on senior securities and subordinated securities	$983	$1,847	$1,283	$2,045

(1)	Includes non-cash purchase and sale of loans requested by investors to facilitate a Structured Program transaction during the third quarter of 2020.

(2)
For Structured Program transactions, the Company retained asset-backed senior securities of $21.8 million, CLUB Certificate asset-backed securities of $27.1 million, and asset-backed subordinated securities of $4.3 million for the third quarter of 2019.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Nine Months Ended September 30,	2020		2019
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold (1)	$255,203	$871,489	$1,180,048	$1,797,174
Net gains (losses) recognized from loans securitized or sold	$(20)	$7,159	$4,114	$20,641
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (2)	$12,707	$31,423	$57,379	$88,371
Cash proceeds from loans securitized or sold	$237,764	$598,515	$864,949	$1,629,967
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$14,118	$20,919	$12,324	$11,396
Cash proceeds for interest received on senior securities and subordinated securities	$3,792	$6,740	$3,917	$5,280

(1)	Includes non-cash purchase and sale of loans requested by investors to facilitate a Structured Program transaction during the third quarter of 2020.

(2)
For Structured Program transactions, the Company retained asset-backed senior securities of $23.0 million and $60.0 million, CLUB Certificate asset-backed securities of $18.3 million and $77.7 million, and asset-backed subordinated securities of $2.9 million and $8.1 million for the first nine months of 2020 and 2019, respectively.

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

As of September 30, 2020, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Structured Program transactions was $3.8 billion, of which $102.7 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2019, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Structured Program transactions was $4.4 billion, of which $145.6 million was attributable to off-balance sheet loans that were 31 days or more past due.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at September 30, 2020 and December 31, 2019:

September 30, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$708,274	$708,274
Loans held for investment by the Company	—	—	59,099	59,099
Loans held for sale by the Company	—	—	180,801	180,801
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	84,020	17,995	102,015
CLUB Certificate asset-backed securities	—	—	65,706	65,706
Commercial paper	—	6,999	—	6,999
Corporate debt securities	—	6,651	—	6,651
Other asset-backed securities	—	3,804	—	3,804
Certificates of deposit	—	2,200	—	2,200
Total securities available for sale	—	103,674	83,701	187,375
Servicing assets	—	—	59,538	59,538
Total assets	$—	$103,674	$1,091,413	$1,195,087

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$708,597	$708,597
Payable to Structured Program note and certificate holders	—	—	173,410	173,410
Deferred revenue	—	—	4,154	4,154
Loan trailing fee liability	—	—	8,258	8,258
Total liabilities	$—	$—	$894,419	$894,419

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

As presented in the tables above, the Company has elected the fair value option for certain liabilities. Changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the third quarter and first nine months of 2020, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates, and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to Structured Program transactions, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. Due to changes in the availability of market observable inputs, the Company transferred $517 thousand of asset-backed securities related to Structured Program

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

transactions out of Level 3 during the first nine months of 2020. The Company did not transfer any other assets or liabilities in or out of Level 3 during the first nine months of 2020 or year ended December 31, 2019.

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the third quarters and first nine months of 2020 and 2019. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

Loans Held for Investment, Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held for investment, notes, certificates and secured borrowings at September 30, 2020 and December 31, 2019:

	Loans Held for Investment, Notes, Certificates and Secured Borrowings
	September 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.7%	15.1%	9.6%	6.0%	12.0%	7.9%
Net cumulative expected loss rates (1)	4.3%	28.0%	11.7%	3.6%	34.9%	11.9%
Cumulative expected prepayment rates (1)	27.6%	35.6%	30.7%	28.7%	38.6%	31.7%

(1)	Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At September 30, 2020 and December 31, 2019, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the corresponding fair value adjustments due to the payment dependent design of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the third quarters and first nine months of 2020 and 2019:

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2020	$851,476	$(66,248)	$785,228	$—	$—	$—	$851,476	$(65,548)	$785,928
Purchases	77,389	—	77,389	492,440	(24,533)	467,907	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(324)	—	(324)	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	77,389	—	77,389
Sales	—	—	—	(492,440)	29,902	(462,538)	—	—	—
Principal payments and retirements	(159,753)	—	(159,753)	—	—	—	(160,077)	—	(160,077)
Charge-offs, net of recoveries	(12,218)	2,049	(10,169)	—	—	—	(12,218)	1,358	(10,860)
Change in fair value recorded in earnings	—	15,903	15,903	—	(5,369)	(5,369)	—	16,217	16,217
Balance at September 30, 2020	$756,570	$(48,296)	$708,274	$—	$—	$—	$756,570	$(47,973)	$708,597

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2019	$1,605,257	$(92,273)	$1,512,984	$—	$—	$—	$1,605,257	$(87,306)	$1,517,951
Purchases	162,402	—	162,402	697,833	(9,080)	688,753	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(122,515)	—	(122,515)	122,330	—	122,330	—	—	—
Issuances	—	—	—	—	—	—	162,402	—	162,402
Sales	—	—	—	(820,163)	8,814	(811,349)	—	—	—
Principal payments and retirements	(286,106)	—	(286,106)	—	—	—	(408,621)	—	(408,621)
Charge-offs, net of recoveries	(42,433)	29,029	(13,404)	—	—	—	(42,433)	27,347	(15,086)
Change in fair value recorded in earnings	—	(15,882)	(15,882)	—	266	266	—	(15,688)	(15,688)
Balance at September 30, 2019	$1,316,605	$(79,126)	$1,237,479	$—	$—	$—	$1,316,605	$(75,647)	$1,240,958

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$1,148,888	$(69,573)	$1,079,315	$—	$—	$—	$1,148,888	$(67,422)	$1,081,466
Purchases	237,283	—	237,283	1,015,028	(27,456)	987,572	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(17,903)	—	(17,903)	17,413	—	17,413	—	—	—
Issuances	—	—	—	—	—	—	237,283	—	237,283
Sales	—	—	—	(1,032,441)	33,365	(999,076)	—	—	—
Principal payments and retirements	(547,042)	—	(547,042)	—	—	—	(564,945)	—	(564,945)
Charge-offs, net of recoveries	(64,656)	33,562	(31,094)	—	—	—	(64,656)	31,345	(33,311)
Change in fair value recorded in earnings	—	(12,285)	(12,285)	—	(5,909)	(5,909)	—	(11,896)	(11,896)
Balance at September 30, 2020	$756,570	$(48,296)	$708,274	$—	$—	$—	$756,570	$(47,973)	$708,597

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$2,013,438	$(130,187)	$1,883,251	$—	$—	$—	$2,033,258	$(127,383)	$1,905,875
Purchases	522,248	(21)	522,227	1,812,984	(9,548)	1,803,436	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(122,967)	—	(122,967)	122,330	—	122,330	—	—	—
Issuances	—	—	—	—	—	—	522,248	—	522,248
Sales	—	—	—	(1,935,314)	8,034	(1,927,280)	—	—	—
Principal payments and retirements	(944,469)	—	(944,469)	—	—	—	(1,087,256)	14	(1,087,242)
Charge-offs, net of recoveries	(151,645)	110,705	(40,940)	—	—	—	(151,645)	109,012	(42,633)
Change in fair value recorded in earnings	—	(59,623)	(59,623)	—	1,514	1,514	—	(57,290)	(57,290)
Balance at September 30, 2019	$1,316,605	$(79,126)	$1,237,479	$—	$—	$—	$1,316,605	$(75,647)	$1,240,958

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Invested in by the Company

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans invested in by the Company at September 30, 2020 and December 31, 2019:

	Loans Invested in by the Company
	September 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	9.7%	13.3%	10.0%	6.0%	11.5%	7.8%
Net cumulative expected loss rates (1)	5.0%	27.0%	10.3%	3.6%	36.6%	10.9%
Cumulative expected prepayment rates (1)	27.6%	39.7%	30.8%	27.3%	41.0%	31.6%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020	December 31, 2019
Fair value of loans invested in by the Company	$239,900	$766,048
Expected weighted-average life (in years)	1.2	1.5
Discount rates
100 basis point increase	$(2,564)	$(9,806)
200 basis point increase	$(5,083)	$(19,410)
Expected credit loss rates on underlying loans
10% adverse change	$(2,938)	$(9,558)
20% adverse change	$(5,937)	$(19,136)
Expected prepayment rates
10% adverse change	$(694)	$(2,429)
20% adverse change	$(1,401)	$(4,740)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the third quarters and first nine months of 2020 and 2019:

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2020	$75,159	$(9,602)	$65,557	$668,262	$(81,169)	$587,093	$743,421	$(90,771)	$652,650
Purchases	201	(189)	12	27,756	(6)	27,750	27,957	(195)	27,762
Transfers (to) from loans held for investment and/or loans held for sale	(155)	—	(155)	479	—	479	324	—	324
Sales	—	—	—	(442,744)	51,220	(391,524)	(442,744)	51,220	(391,524)
Principal payments and retirements	(8,205)	—	(8,205)	(44,439)	—	(44,439)	(52,644)	—	(52,644)
Charge-offs, net of recoveries	(768)	245	(523)	(6,565)	6,148	(417)	(7,333)	6,393	(940)
Change in fair value recorded in earnings	—	2,413	2,413	—	1,859	1,859	—	4,272	4,272
Balance at September 30, 2020	$66,232	$(7,133)	$59,099	$202,749	$(21,948)	$180,801	$268,981	$(29,081)	$239,900

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2019	$6,550	$(1,523)	$5,027	$457,787	$(22,704)	$435,083	$464,337	$(24,227)	$440,110
Purchases	791	(632)	159	1,531,916	—	1,531,916	1,532,707	(632)	1,532,075
Transfers (to) from loans held for investment and/or loans held for sale	304	—	304	(119)	—	(119)	185	—	185
Sales	—	—	—	(1,181,739)	24,093	(1,157,646)	(1,181,739)	24,093	(1,157,646)
Principal payments and retirements	(840)	—	(840)	(65,814)	—	(65,814)	(66,654)	—	(66,654)
Charge-offs, net of recoveries	(1,209)	697	(512)	(6,680)	5,922	(758)	(7,889)	6,619	(1,270)
Change in fair value recorded in earnings	—	73	73	—	(32,492)	(32,492)	—	(32,419)	(32,419)
Balance at September 30, 2019	$5,596	$(1,385)	$4,211	$735,351	$(25,181)	$710,170	$740,947	$(26,566)	$714,381

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$47,042	$(3,349)	$43,693	$747,394	$(25,039)	$722,355	$794,436	$(28,388)	$766,048
Purchases	1,314	(1,194)	120	1,430,213	(6)	1,430,207	1,431,527	(1,200)	1,430,327
Transfers (to) from loans held for investment and/or loans held for sale	43,170	—	43,170	(42,680)	—	(42,680)	490	—	490
Sales	—	—	—	(1,726,678)	82,076	(1,644,602)	(1,726,678)	82,076	(1,644,602)
Principal payments and retirements	(21,838)	—	(21,838)	(186,130)		(186,130)	(207,968)	—	(207,968)
Charge-offs, net of recoveries	(3,456)	756	(2,700)	(19,370)	17,945	(1,425)	(22,826)	18,701	(4,125)
Change in fair value recorded in earnings	—	(3,346)	(3,346)	—	(96,924)	(96,924)	—	(100,270)	(100,270)
Balance at September 30, 2020	$66,232	$(7,133)	$59,099	$202,749	$(21,948)	$180,801	$268,981	$(29,081)	$239,900

	Loans Held for Investment by the Company			Loans Held for Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$3,518	$(935)	$2,583	$869,715	$(29,694)	$840,021	$873,233	$(30,629)	$842,604
Purchases	1,961	(1,626)	335	3,564,467	—	3,564,467	3,566,428	(1,626)	3,564,802
Transfers (to) from loans held for investment and/or loans held for sale	5,254	(1,471)	3,783	(4,617)	1,471	(3,146)	637	—	637
Sales	—	—	—	(3,477,485)	86,387	(3,391,098)	(3,477,485)	86,387	(3,391,098)
Principal payments and retirements	(2,295)	—	(2,295)	(197,692)	—	(197,692)	(199,987)	—	(199,987)
Charge-offs, net of recoveries	(2,842)	1,544	(1,298)	(19,037)	17,885	(1,152)	(21,879)	19,429	(2,450)
Change in fair value recorded in earnings	—	1,103	1,103	—	(101,230)	(101,230)	—	(100,127)	(100,127)
Balance at September 30, 2019	$5,596	$(1,385)	$4,211	$735,351	$(25,181)	$710,170	$740,947	$(26,566)	$714,381

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to Structured Program transactions at September 30, 2020 and December 31, 2019:

	Asset-Backed Securities Related to Structured Program Transactions
	September 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	2.2%	24.4%	8.4%	3.4%	20.7%	8.8%
Net cumulative expected loss rates (1)	5.3%	29.8%	18.6%	4.5%	37.9%	19.2%
Cumulative expected prepayment rates (1)	6.3%	31.0%	25.3%	17.3%	35.1%	29.4%

(1)	Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of Level 2 and Level 3 asset-backed securities related to Structured Program transactions to changes in key assumptions at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$84,019	$17,996	$65,706
Expected weighted-average life (in years)	0.9	1.5	1.0
Discount rates
100 basis point increase	$(729)	$(179)	$(550)
200 basis point increase	$(1,437)	$(385)	$(1,088)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,958)	$(2,004)
20% adverse change	$—	$(3,968)	$(4,035)
Expected prepayment rates
10% adverse change	$—	$(776)	$(792)
20% adverse change	$—	$(1,612)	$(1,597)

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

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis for the third quarters and first nine months of 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value at beginning of period	$95,590	$95,821	$110,796	$60,279
Additions	446	31,597	26,458	85,944
Redemptions	(426)	(8,861)	(802)	(8,861)
Transfers	(517)	—	(517)	—
Cash received	(20,297)	(13,385)	(54,371)	(31,791)
Change in unrealized gain (loss)	3,413	(768)	288	140
Accrued interest	1,823	—	5,649	—
Provision for credit loss expense	3,669	—	(3,800)	—
Other-than-temporary impairment	—	(1,175)	—	(2,482)
Fair value at end of period	$83,701	$103,229	$83,701	$103,229

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at September 30, 2020 and December 31, 2019:

	Servicing Assets
	September 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	4.8%	16.4%	10.0%	2.9%	14.8%	8.6%
Net cumulative expected loss rates (1)	4.5%	27.2%	12.8%	3.7%	36.1%	12.4%
Cumulative expected prepayment rates (1)	27.5%	35.2%	31.3%	27.5%	41.8%	32.5%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.66%	0.66%	0.66%

(1)	Expressed as a percentage of the original principal balance of the loan.

(2)	Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of September 30, 2020 and December 31, 2019:

	Servicing Assets
	September 30, 2020	December 31, 2019
Weighted-average market servicing rate assumptions	0.62%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(7,993)	$(13,978)
Servicing rate decrease by 0.10%	$7,994	$13,979

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions as of September 30, 2020 and December 31, 2019:

	Servicing Assets
	September 30, 2020	December 31, 2019
Fair value of Servicing Assets	$59,538	$89,680
Discount rates
100 basis point increase	$(481)	$(680)
200 basis point increase	$(962)	$(1,360)
Expected loss rates
10% adverse change	$(285)	$(582)
20% adverse change	$(570)	$(1,165)
Expected prepayment rates
10% adverse change	$(2,246)	$(2,962)
20% adverse change	$(4,492)	$(5,924)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the third quarters and first nine months of 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value at beginning of period	$65,515	$78,714	$89,680	$64,006
Issuances (1)	7,783	21,042	27,119	55,588
Change in fair value, included in investor fees	(13,376)	(16,849)	(48,046)	(39,954)
Other net changes included in deferred revenue	(384)	343	(9,215)	3,610
Fair value at end of period	$59,538	$83,250	$59,538	$83,250

(1)	Represents the gains or losses on sales of the related loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Trailing Fee Liability

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan trailing fee liability at September 30, 2020 and December 31, 2019:

	Loan Trailing Fee Liability
	September 30, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	4.8%	16.4%	10.6%	2.9%	14.8%	9.3%
Net cumulative expected loss rates (1)	4.6%	27.2%	14.8%	3.7%	36.0%	14.4%
Cumulative expected prepayment rates (1)	27.5%	38.9%	31.7%	28.5%	41.7%	33.0%

(1)	Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the loan trailing fee liability to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.

Fair Value Reconciliation

The following table presents additional information about Level 3 loan trailing fee liability measured at fair value on a recurring basis for the third quarters and first nine months of 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value at beginning of period	$9,213	$10,224	$11,099	$10,010
Issuances	356	2,152	2,322	5,552
Cash payment of Loan Trailing Fee	(1,829)	(2,015)	(5,726)	(5,920)
Change in fair value, included in Origination and Servicing	518	222	563	941
Fair value at end of period	$8,258	$10,583	$8,258	$10,583

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at September 30, 2020 and December 31, 2019:

September 30, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$445,180	$—	$445,180	$—	$445,180
Restricted cash (1)	98,787	—	98,787	—	98,787
Servicer reserve receivable	30	—	30	—	30
Deposits	892	—	892	—	892
Total assets	$544,889	$—	$544,889	$—	$544,889
Liabilities:
Accrued expenses and other liabilities	$15,552	$—	$—	$15,552	$15,552
Accounts payable	3,382	—	3,382	—	3,382
Payables to investors	35,068	—	35,068	—	35,068
Credit facilities and securities sold under repurchase agreements	120,159	—	54,954	65,205	120,159
Total liabilities	$174,161	$—	$93,404	$80,757	$174,161

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

December 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$243,779	$—	$243,779	$—	$243,779
Restricted cash (1)	243,343	—	243,343	—	243,343
Servicer reserve receivable	73	—	73	—	73
Deposits	953	—	953	—	953
Total assets	$488,148	$—	$488,148	$—	$488,148
Liabilities:
Accrued expenses and other liabilities	$24,899	$—	$—	$24,899	$24,899
Accounts payable	10,855	—	10,855	—	10,855
Payables to investors	97,530	—	97,530	—	97,530
Credit facilities and securities sold under repurchase agreements	587,453	—	77,143	510,310	587,453
Total liabilities	$720,737	$—	$185,528	$535,209	$720,737

(1)	Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2020	December 31, 2019
Internally developed software (1)	$116,378	$117,510
Leasehold improvements	35,053	39,315
Computer equipment	27,034	26,669
Purchased software	17,926	11,846
Furniture and fixtures	8,203	9,406
Construction in progress	3,084	4,937
Total property, equipment and software	207,678	209,683
Accumulated depreciation and amortization	(106,633)	(95,313)
Total property, equipment and software, net	$101,045	$114,370

(1)	Includes $14.5 million and $21.3 million of development in progress as of September 30, 2020 and December 31, 2019, respectively.

Depreciation and amortization expense on property, equipment and software was $11.4 million and $34.8 million for the third quarter and first nine months of 2020, respectively. Depreciation and amortization expense on property, equipment and software was $12.8 million and $38.8 million for the third quarter and first nine months of 2019, respectively. The Company recorded impairment expense on its leasehold improvements and furniture and fixtures of $0.4 million and $1.9 million for the third quarter and first nine months of 2020, respectively. There was no impairment expense for the Company’s leasehold improvements and furniture and fixtures in the third quarter and first nine months of 2019. The Company recorded impairment expense on its internally developed software of $0.2 million and $4.7 million for the third quarter and first nine months of 2020, respectively. The Company recorded impairment expense on its internally developed software of $0.2 million and $2.5 million for the third quarter and first nine months of 2019, respectively. The Company records impairment expense on its leasehold improvements and furniture and fixtures and its internally developed software in “Other general and administrative” and “Engineering and product development” expense, respectively, in the Condensed Consolidated Statements of Operations.

10. Other Assets

Other assets consist of the following:

	September 30, 2020	December 31, 2019
Loan servicing assets, at fair value (1)	$59,538	$89,680
Accounts receivable	11,359	19,017
Prepaid expenses	11,893	14,862
Other investments	8,275	8,242
Deferred financing costs	87	1,484
Other	12,473	10,383
Total other assets	$103,625	$143,668

(1)	As of September 30, 2020 and December 31, 2019, loans underlying loan servicing rights had a total outstanding principal balance of $11.2 billion and $14.1 billion, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

11. Intangible Assets

Intangible assets, net of accumulated amortization, was $12.2 million and $14.5 million at September 30, 2020 and December 31, 2019, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2020 was $0.8 million and $2.4 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2019 was $0.8 million and $2.7 million, respectively. There was no impairment loss for the third quarters and first nine months of 2020 and 2019.

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2020	December 31, 2019
Transaction fee refund reserve	$16,207	$25,541
Contingent liabilities (1)	22,342	16,000
Accrued expenses	12,873	36,797
Accrued compensation	22,629	30,484
Loan trailing fee liability, at fair value	8,258	11,099
Deferred revenue	4,313	13,688
Other	14,294	9,027
Total accrued expenses and other liabilities	$100,916	$142,636

(1)	See “Note 18. Commitments and Contingencies” for further information.

13. Debt

Credit Facilities and Securities Sold Under Repurchase Agreements

The Company may enter into arrangements in the ordinary course of business pursuant to which the Company can incur indebtedness. Below is a description of certain of these arrangements:

Warehouse Credit Facilities

Through wholly-owned subsidiaries, the Company entered into secured warehouse credit facilities (Warehouse Facility or Facilities), to finance the Company’s personal loans and auto refinance loans and to pay fees and expenses related to the applicable facilities. Each subsidiary entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. The creditors of the Warehouse Facilities have no recourse to the general credit of the Company.

As of September 30, 2020, the Company had two Warehouse Facilities used to finance personal loans. One Warehouse Facility has a borrowing capacity of $100.0 million on a revolving basis and has a “Commitment Termination Date” of December 2020, at which point the Company’s ability to borrow new funds under the respective facility ends. A contractual interest rate increase with respect to borrowed amounts outstanding that is expected to occur on the Commitment Termination Date has been deferred until March 31, 2021. The borrowing capacity under this facility steps down to $50.0 million on November 16, 2020, and the maximum advance rate against the borrowing base steps down to 50% at March 31, 2021 (with a further 50% reduction for loans that have

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

been in the Warehouse Facility for more than 210 days). At December 31, 2020, if not terminated, amended, extended, or replaced, any outstanding debt would be repaid as an amortizing term loan (based on principal repayments of the financed personal loans) until the facility’s maturity date of December 2021. As of September 30, 2020, the Company had an outstanding balance of $18.5 million borrowed from this Warehouse Facility. The Company fully paid the outstanding balance in October 2020.

The second Warehouse Facility with a borrowing capacity of $250.0 million and a Commitment Termination Date in October 2020 was fully paid as of September 30, 2020, was subsequently terminated and will not be renewed.

A previously existing Warehouse Facility to finance auto refinance loans with a contractual maturity in June 2021 was fully paid as of September 30, 2020 and was terminated.

Borrowings under these facilities bear interest at an annual benchmark rate of LIBOR (London Inter-bank Offered Rate) or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.75% to 2.10%. Interest is payable monthly. Borrowings may be prepaid without penalty. In addition, the Warehouse Facilities require payment of a monthly unused commitment fee ranging from 0.375% to 0.875% per annum on the average undrawn portion available.

The Warehouse Facilities contain certain covenants. As of September 30, 2020, the Company was in material compliance with all applicable covenants under the respective credit agreements.

As of September 30, 2020 and December 31, 2019, the Company had $18.5 million and $387.3 million in aggregate debt outstanding under the Warehouse Facilities, with collateral consisting of loans at fair value of $26.3 million and $551.5 million included in “Loans held for sale by the Company at fair value,” respectively, and restricted cash of $2.2 million and $25.1 million included in the Condensed Consolidated Balance Sheets, respectively.

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

The Revolving Facility contains certain covenants. As of September 30, 2020, the Company was in material compliance with all applicable covenants in the credit and guaranty agreement.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company had no debt outstanding under the Revolving Facility as of September 30, 2020 and $60.0 million in debt outstanding as of December 31, 2019.

Repurchase Agreements

The Company has entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash, primarily to finance securities retained from the Company’s Structured Program transactions. In certain cases, the Company is subject to margin calls based on the fair value of the securities to be repurchased. As of September 30, 2020 and December 31, 2019, the Company had $101.7 million and $140.2 million in aggregate debt outstanding under its repurchase agreements, respectively, of which, at September 30, 2020, $39.0 million had contractual repurchase dates ranging from October 2020 to March 2028 and $62.7 million is subject to a repurchase date in October 2020, which was subsequently replaced with a new repurchase facility having a repurchase date in September 2022 and no margin call provisions. The contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life from 0.9 to 1.5 years. The repurchase agreements bear interest at a rate that is based on a benchmark of the three-month LIBOR rate or the weighted-average interest rate of the securities sold plus a spread of 0.65% to 2.50%. Securities sold are included in “Credit facilities and securities sold under repurchase agreements” on the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the Company had $127.4 million and $174.8 million, respectively, of underlying assets sold under repurchase agreements.

Payable to Structured Program Note and Certificate Holders

The Company consolidates certain sponsored Structured Program transactions through master trusts consisting of $244.4 million in unsecured personal whole loans in aggregate. The trusts sold certificate participations and securities to third-party investors in an amount equal to approximately 95% of the loans for $228.7 million in net proceeds. The remaining certificate participations, securities, and residual interests were retained by the Company. The Company is the primary beneficiary of the trusts, which are consolidated. As of September 30, 2020 and December 31, 2019, the certificate participations and securities held by third-party investors of $173.4 million and $40.6 million are included in “Payable to Structured Program note and certificate holders at fair value” in the Condensed Consolidated Balance Sheets and were secured by loans held for investment and loans held for sale by the Company at fair value of $170.0 million and $40.3 million and restricted cash of $13.5 million and $2.9 million included in the Condensed Consolidated Balance Sheets, respectively.

14. Stockholders’ Equity

Preferred Stock

The Company authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share. In February 2020, the Company filed Certificates of Designations with the Secretary of State of Delaware to designate, of the total authorized shares of preferred stock, 1,200,000 shares of Series A Preferred Stock and 600,000 shares of Series B Preferred Stock. As of September 30, 2020, there were 149,904 shares of Series A Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

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

On the date of the Exchange Agreement, the effective conversion price for the Series A Preferred Stock was less than the fair value of the common stock, resulting in a beneficial conversion feature that the Company recognized as a deemed dividend to the preferred stockholders and, accordingly, an adjustment to net loss to arrive at net loss attributable to common stockholders. As a result, the Company recorded the deemed dividend of $50.2 million within accumulated deficit for the quarter ended March 31, 2020. There were no other deemed dividends recorded during the first nine months of 2020.

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

Stock-based Compensation

Stock-based compensation expense was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSUs and PBRSUs	$14,986	$17,543	$46,667	$54,587
Stock options	136	552	788	1,827
ESPP	—	—	—	484
Total stock-based compensation expense	$15,122	$18,095	$47,455	$56,898

The following table presents the Company’s stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales and marketing	$880	$1,505	$3,274	$4,616
Origination and servicing	721	852	2,079	2,622
Engineering and product development	3,295	4,737	10,578	15,443
Other general and administrative	10,226	11,001	31,524	34,217
Total stock-based compensation expense	$15,122	$18,095	$47,455	$56,898

The Company capitalized $1.2 million and $4.0 million of stock-based compensation expense associated with developing software for internal use during the third quarter and first nine months of 2020, respectively. The Company capitalized $1.4 million and $5.0 million of stock-based compensation expense associated with developing software for internal use during the third quarter and first nine months of 2019, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the first nine months of 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	9,597,404	$16.78
Granted	10,622,273	$9.34
Vested	(3,121,385)	$16.18
Forfeited/expired	(4,758,401)	$13.71
Unvested at September 30, 2020	12,339,891	$11.72

During the first nine months of 2020, the Company granted 10,622,273 RSUs with an aggregate fair value of $99.3 million.

As of September 30, 2020, there was $136.1 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.9 years.

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

The following table summarizes the activities for the Company’s PBRSUs during the first nine months of 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	471,589	$16.94
Granted	1,424,438	$4.67
Vested	(142,940)	$17.59
Forfeited/expired (1)	(272,760)	$13.85
Unvested at September 30, 2020	1,480,327	$5.60

(1)	Primarily relates to the portion of PBRSUs granted in 2018 and 2019 that were unearned as a result of not achieving certain pre-established performance metrics during the performance period.

For the third quarter and first nine months of 2020, the Company recognized $0.7 million and $1.8 million in stock-based compensation expense related to PBRSUs, respectively. For the third quarter and first nine months of 2019,

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

the Company recognized $1.0 million and $3.5 million in stock-based compensation expense related to PBRSUs, respectively.

As of September 30, 2020, there was $6.3 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 2.4 years.

Employee Stock Purchase Plan

In connection with the Company’s cost structure simplification efforts, future purchases through the Company’s employee stock purchase plan (ESPP) were suspended effective upon the completion of the most recent offering period on May 10, 2019.

16. Income Taxes

For the third quarter and first nine months of 2020, the Company recorded an income tax benefit of $74 thousand and an income tax expense of $245 thousand, respectively. This is primarily attributable to the tax effects of other comprehensive income associated with the Company’s available for sale portfolio. For the third quarter and first nine months of 2019, the Company recorded an income tax expense of $97 thousand and an income tax benefit of $341 thousand, respectively. This is primarily attributable to the tax effects of other comprehensive income associated with the Company’s available for sale portfolio.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

17. Leases

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space for its origination and servicing operations in the Salt Lake City area, Utah, and Westborough, Massachusetts. As of September 30, 2020, the lease agreements have remaining lease terms ranging from approximately one year to nine years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms of one year to two years. As of September 30, 2020, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

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

The Company reviewed operating lease ROU assets for impairment. In June 2020, the Company terminated one of its operating leases resulting in a reduction in the operating lease liability of $6.1 million and a corresponding reduction in the operating lease asset of $5.3 million. For the third quarter and first nine months of 2020, the Company recognized impairment expense of $0.9 million and $3.6 million, net, respectively, for several of its operating lease assets, included in Other general and administrative expense on the Company’s Condensed Consolidated Statement of Operations. No impairment expense was recorded in the third quarter and first nine months of 2019.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Balance sheet information as of September 30, 2020 related to leases was as follows:

ROU Assets and Lease Liabilities	September 30, 2020
Operating lease assets	$76,226
Operating lease liabilities (1)	$98,204

(1)
The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent, which prior to January 1, 2019, was included as a separate liability within “Accrued expenses and other liabilities.”

Components of net lease costs for the third quarters and first nine months of 2020 and 2019 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Net Lease Costs	Income Statement Classification	2020	2019	2020	2019
Operating lease costs (1)	Other general and administrative expense	$(4,140)	$(4,617)	$(13,333)	$(14,788)
Sublease revenue	Other revenue	1,538	1,175	4,609	3,198
Net lease costs		$(2,602)	$(3,442)	$(8,724)	$(11,590)

(1)
Includes variable lease costs of $0.4 million and $0.4 million for the third quarters of 2020 and 2019, respectively. Includes variable lease costs of $1.1 million and $1.2 million for the first nine months of 2020 and 2019, respectively.

Supplemental cash flow information related to the Company’s operating leases for the third quarters of 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Non-cash operating activity:
Leased assets obtained in exchange for new and amended operating lease liabilities (1)	$—	$—	$84	$15,277

(1)
Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows. Amount includes noncash remeasurements of the operating lease right-of-use asset.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of September 30, 2020 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
Remainder of 2020	$4,696	$(1,965)	$2,731
2021	19,271	(6,767)	12,504
2022	14,134	(2,918)	11,216
2023	10,761	—	10,761
2024	11,072	—	11,072
Thereafter	68,383	—	68,383
Total lease payments (1)	$128,317	$(11,650)	$116,667
Discount effect	30,113
Present value of future minimum lease payments	$98,204

(1)
As of September 30, 2020, the Company entered into an additional operating lease which has not yet commenced and is therefore not part of the table above nor included in the lease right-of-use asset and liability. This lease will commence when the Company obtains possession of the underlying asset, which is expected to be on January 1, 2021. The lease term is 8.25 years and has an undiscounted future rent payment of approximately $8.6 million.

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	September 30, 2020
Weighted-average remaining lease term (in years)	9.09
Weighted-average discount rate	5.76%

18. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 17. Leases.”

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which serves as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retains ownership of the loans it originates for two business days after origination. As part of this arrangement, the Company is committed to purchase any loans that have been fully approved at par plus accrued interest, at the conclusion of the two business days. As of September 30, 2020 and December 31, 2019, the Company was committed to purchase loans with an outstanding principal balance of $8.5 million and $91.3 million at par, respectively.

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

As a result of the loan repurchase obligations described above, the Company repurchased $2.8 million and $4.2 million in loans or interests therein during the first nine months of 2020 and 2019, respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit with respect to prescreened direct mail it sends out to prospective applicants provided such applicants continue to meet the credit worthiness criteria which were used to screen them at the time of their application and the application is completed prior to the offer’s stated expiration date. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to facilitate funding for the loans directly with its issuing bank partners at minimum amounts, which are generally below the requested loan amount. The Company was required to purchase approximately $414 thousand of such loans during the third quarter of 2020. During the month of October 2020, none of these loans were required to be purchased by the Company.

In addition, if neither the Company nor Springstone can arrange for other investors to invest in or purchase loans that the Company or Springstone facilitates and that are originated by an issuing bank partner but do not meet the credit criteria for purchase by the issuing bank partner, the Company and Springstone are contractually committed to purchase these loans. As of both September 30, 2020 and December 31, 2019, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets. During the first nine months of 2020, the Company was required to purchase $28.9 million of loans facilitated by Springstone. These purchased loans are held on the Company’s Condensed Consolidated Balance Sheets and have a fair value of $4.5 million and $45.7 million as of September 30, 2020 and December 31, 2019, respectively. The Company believes it will be required to purchase certain loans facilitated by the Company during the remainder of 2020 as it seeks to arrange for other investors to invest in or purchase these loans.

Acquisition-related Commitments

On February 18, 2020, the Company and Radius entered into an Agreement and Plan of Merger (as previously discussed in “Note 14. Stockholders' Equity”), in a cash and stock transaction valued at $185 million, subject to certain purchase price and expense adjustments of up to $22 million. The Company has entered into acquisition-related agreements, which include contingent fees of approximately $3 million as of September 30, 2020, due upon closing of the transaction.

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

On June 1, 2020, the Court issued an order granting in part and denying in part both the Company’s and the FTC’s motions for summary judgment. The Court also denied the motions to exclude expert testimony and granted in part and denied in part the FTC’s motion for partial judgment on the pleadings. The FTC’s Gramm-Leach-Bliley Act claim has been dismissed from the case, but issues relating to the FTC’s three other claims will need to be tried. On July 30, 2020, the Company filed a motion to stay the litigation pending the U.S. Supreme Court’s decisions in two cases (F.T.C. v. Credit Bureau Center and AMG Capital Management, LLC v. F.T.C.) that raise the issue whether the FTC is entitled to seek monetary relief under Section 13(b) of the FTC Act. On August 20, 2020, the Court issued

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

an order granting the Company’s motion to stay proceedings in the case until the U.S. Supreme Court issues its decision in the Credit Bureau Center and AMG Capital Management cases. As a result of this order, the trial that was scheduled for October 19, 2020 will need to be rescheduled at a later date following the Supreme Court’s ruling. The Company denies, and will continue to vigorously defend against, the claims remaining in this case. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in voluntary settlement conferences and may engage in additional settlement discussions. No assurances can be given as to the timing, outcome or consequences of this matter.

Class Action Lawsuits Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. The Court appointed lead plaintiffs and lead counsel for the litigation in November 2018. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserts the same causes of action as the original complaint and adds additional allegations. On March 8, 2019, the Company and the individual defendants in the case filed motions to dismiss the consolidated amended class action complaint. A hearing on these motions was held on September 26, 2019. On November 4, 2019, the Court issued a written order granting defendants’ motions to dismiss with leave to amend. Plaintiff filed a Second Amended Complaint on December 19, 2019, which modifies and adds certain allegations and drops one of the former officer defendants as a defendant in the case, but otherwise advances the same causes of action. Defendants filed a motion to dismiss the Second Amended Complaint on January 28, 2020. The Court heard argument on this motion on April 30, 2020. On June 12, 2020, the Court issued an order granting defendants’ motion without leave to amend, in part, and with leave to amend, in part. On July 27, 2020, the lead plaintiffs filed a notice with the Court indicating their intention not to file a Third Amended Complaint in this case and requesting that the Court enter judgment. The Court entered judgment and dismissed all claims in the case the same day. The lead plaintiffs have appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. The timing of a ruling in the appeal is uncertain. The Company denies and will vigorously defend against the allegations in the case. No assurances can be given as to the timing, outcome or consequences of this matter.

In July 2019, a putative class action lawsuit was filed against the Company in federal court in the State of New York (Shron v. LendingClub Corp., 1:19-cv-06718) alleging various claims including fraud, unjust enrichment, breach of contract, and violations of the federal Truth-in-Lending Act and New York General Business Law sections 349 and 350, et seq., based on allegations, among others, that the Company made misleading or inadequate statements or omissions in relation to the total cost and origination fee associated with loans available through the Company’s platform. The plaintiff seeks to represent classes of similarly situated individuals in the lawsuit. The Company filed a motion to compel arbitration of plaintiff’s claims on an individual basis. The Court denied that motion on July 13, 2020. The Company has filed a notice of appeal with respect to the Court’s decision. The parties have reached a tentative settlement to resolve this litigation the terms of which are not material to the Company’s financial position or results of operations. The Company denies and will vigorously defend against the allegations in the case in the event this litigation continues for any reason. No assurances can be given as to the timing, outcome or consequences of this matter.

Derivative Lawsuits Following FTC Litigation

In July 2018, a putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Baron v. Sanborn, et al. No. 3:18-cv-04391) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This action is based on allegations that the individuals breached their fiduciary duties to the Company and violated federal securities laws by, among other

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

things, permitting the actions alleged in the FTC litigation and the description of fees and other practices in the Company’s securities filings. In January 2019, a second putative shareholder derivative action was filed in the U.S. District Court for the Northern District of California (Cheekatamarla v. Sanborn, et al., No. 3:19-cv-00563) against certain of the Company’s current officers and directors and naming the Company as a nominal defendant. Like the Baron action, this action is based on allegations that the individuals breached their fiduciary duties to the Company and violated federal securities laws by, among other things, permitting the actions alleged in the FTC litigation and the description of fees and other practices in the Company’s securities filings. Pursuant to a stipulation by the parties in both of these derivative cases, the Court consolidated the two cases and stayed the consolidated action pending further developments in Veal. In September 2019, co-lead counsel for plaintiffs in the consolidated action filed a notice and proposed order to lift the temporary stay and the Court issued an order lifting the stay. Subsequent to this order, the case was reassigned and the new Court issued an order staying the consolidated action pending resolution of the Veal action. On July 27, 2020, the Court issued an order lifting the stay in the consolidated action in light of the Court’s entry of judgment in the Veal action. On August 11, 2020, pursuant to a stipulation by the parties to the case, the Court issued an order approving the voluntary dismissal of the Baron and Cheekatamarla actions without prejudice. As a result, these actions are no longer pending.

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

The Company has had discussions with the Colorado Department of Law (CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. The Company has also had discussions with the CDL about entering into a terminable agreement with the CDL to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against the Company based on the rates and charges on loans the Company facilitates and (ii) refrain from facilitating certain loans to borrowers located in Colorado available for investment by certain investors. No assurances can be given as to the timing, outcome or consequences of this matter. However, given the settlement in cases between the Colorado Administrator of the Uniform Consumer Credit Code and the Colorado Attorney General and each of Avant, Inc. and Marlette Funding, the Company is taking steps to ensure that its operations in Colorado conform to the 36% APR safe harbor set forth in the settlement.

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

Putative Class Actions

In February 2020, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California (Erceg v. LendingClub Corporation, No. 3:20-cv-01153). The lawsuit alleges violations of California and Massachusetts law based on allegations that LendingClub recorded a call with plaintiff without notifying him that it would be recorded. Plaintiff seeks to represent a purported class of similarly situated individuals who had phone calls recorded by LendingClub without their knowledge and consent. LendingClub filed a motion to dismiss certain of plaintiff’s claims, strike nationwide class allegations, and, alternatively, to stay the litigation. Rather than oppose that motion, plaintiff filed an amended complaint. The Company again filed a motion to stay, or alternatively to dismiss certain of the claims in the amended complaint and to strike nationwide class allegations. That motion was heard by the Court on July 9, 2020. On July 28, 2020, the Court entered an order granting the Company’s motion to stay Plaintiff’s California claims pending a decision by the California Supreme Court in a case involving the California Invasion of Privacy Act, dismissing with prejudice Plaintiff’s claim under Massachusetts law, and denying the Company’s motion to strike Plaintiff’s nationwide class allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

In July 2020, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of New York (Sosa v. LendingClub Corporation, No. 1:20-cv-05256). The lawsuit alleges violations of the Americans with Disabilities Act and various state law claims based on allegations that the plaintiff, who alleges he is visually-impaired, encountered access barriers in visiting LendingClub’s website that denied the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

plaintiff the full enjoyment of the services of the website. The plaintiff seeks to represent a class of similarly situated individuals in the lawsuit and seeks monetary, injunctive, and declaratory relief, among other relief. In September 2020, LendingClub filed an answer to plaintiff’s complaint denying liability in the case. This case is in its early stages. No assurances can be given as to the timing, outcome or consequences of this matter.

California Private Attorneys General Lawsuit

In September 2018, a putative action under the California Private Attorney General Act was brought against the Company in the California Superior Court (Brott v. LendingClub Corporation, et al., CGC-18-570047) alleging violations of the California Labor Code. The complaint by a former employee alleges that the Company improperly failed to pay certain hourly employees for all wages owed, pay the correct rate of pay including overtime, and provide accurate wage statements. The lawsuit alleges that the plaintiff and aggrieved employees are entitled to recover civil penalties under the California Labor Code. On January 11, 2019, the Company filed a petition to compel arbitration of the plaintiff’s claims and stay the litigation pending a ruling on the motion and arbitration of the matter. Pursuant to the parties’ stipulation, in March 2019, the Court issued an order staying the lawsuit pending the parties’ participation in a mediation in September 2019. The parties have reached a resolution of this matter, the terms of which are not material to the Company’s financial position or results of operations. The resolution will require court approval. The parties have finalized a written settlement agreement and will seek the Court’s approval of the negotiated resolution. A hearing before the Court is scheduled for November 18, 2020, where it is expected that the Court will consider the settlement.

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $22.3 million and $16.0 million in accrued contingent liabilities at September 30, 2020 and December 31, 2019, respectively.

In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurance can be given as to the timing, outcome or consequences of any of these matters.

19. Restructuring Costs

On April 20, 2020, the Company approved a restructuring plan to address the impact of COVID-19 on the Company’s business. The restructuring plan was completed on April 21, 2020 and resulted in a reduction of approximately 30% of the Company’s workforce. During the third quarter the Company recorded $0.8 million in restructuring costs within operating expenses, which was comprised of $(0.5) million in compensation costs related to changes in estimates from the second quarter of 2020, $1.3 million in related non-cash lease expenses and impairment, and no impairment of internally developed software. During the first nine months of 2020, the Company recorded $17.8 million in restructuring costs within operating expenses. which was comprised of $8.0 million in compensation costs, $5.6 million in related non-cash lease expenses and impairment, and $4.2 million in impairment of internally developed software. No such costs were recorded in the third quarter and first nine months of 2019. Of the $8.0 million in compensation costs expensed, $7.9 million was paid out during the second and third quarters of 2020, resulting in a restructuring liability of $0.1 million, included in “Accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheet, as of September 30, 2020.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the restructuring costs for the third quarter and first nine months of 2020 recorded in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Sales and marketing	$(108)	$1,271
Origination and servicing	(113)	793
Engineering and product development	(227)	7,245
Other general and administrative	1,201	8,480
Total	$753	$17,789

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As of September 30, 2020, the Company had a $7.8 million investment and an approximate 23% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and historically purchased whole loans and interests in loans from the Company. The Company has requested a full redemption of our investment in the Investment Fund. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

During the first nine months of 2019, the family of funds purchased $77 thousand of whole loans. The family of funds did not purchase whole loans during the first nine months of 2020. During the first nine months of 2020 and 2019, the Company earned $52 thousand and $74 thousand in investor fees from this family of funds, and paid interest of $140 thousand and $684 thousand on the funds’ interests in whole loans, respectively. The Company believes that the investor fees charged were on terms and conditions that were not more favorable than those obtained by other third-party investors. The Investment Fund provides audited financial statements annually and periodic investment statements throughout each calendar year on a delayed basis, which are used by the Company to evaluate performance and recoverability of our investment.

22. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2020, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined no additional subsequent events were required to be recognized or disclosed.

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

Overview

LendingClub was incorporated in Delaware on October 2, 2006, and is the leading marketplace of unsecured personal loans in the United States. We operate the leading online lending marketplace platform that connects borrowers and investors. LendingClub provides tools that help Americans save money on their path to financial health through lower borrowing costs and a seamless, technology-driven user experience. Investors provide capital to enable the funding of loans in exchange for earning competitive risk adjusted returns. Our marketplace enables efficient credit decisioning, pricing, servicing and support operations. We operate fully online with no traditional branch infrastructure. Our vision is to expand our marketplace model and support it with a bank charter, which we believe will be both strategically and financially accretive to the Company.

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

In response to the impact of COVID-19, we have undertaken a number of measures intended to help both sides of our marketplace navigate the current environment by providing flexibility for our members and protecting returns for our investors. To provide flexibility to our members, we launched a number of hardship/forbearance plans (Payment Plans), including Skip-a-Pay and interest-only plans, and waived late fees for an extended period of time. To help protect investor returns, we tightened underwriting including increased income verification requirements and increased interest rates on new loans, added capacity to help borrowers over the phone and launched self-service options online for borrowers looking for help.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

In light of COVID-19 and our pending acquisition of Radius Bancorp, Inc. (Radius), we also undertook a number of measures intended to enhance our ability to navigate the current economic climate and better position the Company post-acquisition by preserving liquidity. These measures included restructuring and repositioning the Company with a workforce reduction in the second quarter of 2020 and ceasing the purchasing of loans for Structured Program transactions. In addition, the Company deleveraged its balance sheet by executing bulk loan sales of approximately $410 million (borrower principal balance) in the third quarter of 2020, which resulted in an increase in our cash and cash equivalents after paying down $276.0 million on our related warehouse credit facilities and $70.0 million on our revolving credit facility. The deleveraging of our balance sheet and the retention of cash will impact future earnings due to lower net interest income compared to prior quarters. We continue to believe that we have adequate liquidity and capital to navigate through the current environment. Cash and cash equivalents held by the Company was $445.2 million as of September 30, 2020, an increase of $106.8 million from June 30, 2020.

In connection with and in furtherance of our pending acquisition of Radius, LendingClub has been in regular contact with federal banking regulators and, on September 25, 2020, filed an FR Y-3 application with the Federal Reserve to become a bank holding company. Further, as LendingClub progresses in its objective to become a full-spectrum fintech marketplace bank, it has been evaluating its current and future product suite and has started development of new products aimed to better serve its customers. As part of this strategic initiative, as previously disclosed in the Current Report on Form 8-K filed on October 7, 2020, LendingClub will cease offering and selling Member Payment Dependent Notes (Retail Notes) on or around December 31, 2020.

We believe that our response to help members during COVID-19 has partially mitigated the adverse impact of the weak economic environment on loan performance, which has enabled us to begin to re-attract platform investors and resume growth in origination volume. We will continue to evaluate and refine our credit models and the other operational aspects of our marketplace to prudently optimize the performance of our business and balance supply and demand on the platform.

Investor: Since the onset of COVID-19 in the latter portion of the first quarter of 2020, there has been a reduction in investor demand on our platform reflecting market dislocation for unsecured personal loans, driven in part by uncertainty around consumer credit performance and increased liquidity constraints for certain of our investors. In response, since the second quarter of 2020, the Company has structured incentives to secure the funding commitments of our investors. Origination volume for the third quarter of 2020 was $584.1 million, an increase of 79% from the second quarter of 2020. The reduction in investor demand, the cessation of purchasing loans by the Company for Structured Program transactions and efforts to balance the platform to preserve liquidity have had a direct impact on the reduction in loan originations and transaction fees earned by the Company from our issuing banks and have furthered investor concentration to a limited number of purchasers that are continuing to purchase loans (but at lower volumes relative to historical purchasing activity). As more data on how our loans are performing during COVID-19, including the performance of loans originated during COVID-19, becomes available to platform investors, we are beginning to see more platform investors return to the platform with a reduction in structured incentives and anticipate platform volume will increase from the levels observed in the third quarter of 2020, barring further economic deterioration.

Borrower: With respect to existing borrowers, the Company is offering Payment Plans to provide relief to those impacted by COVID-19 through deferrals of loan payments. As previously disclosed, we offer eligible borrowers the opportunity to skip monthly payments in two-month increments through our Skip-a-Pay program. We also launched an interest-only hardship plan and continue to launch or plan to launch additional Payment Plans. Borrowers participating in Skip-a-Pay have the terms of their existing loan extended for a commensurate period, which impacts the duration and payment date for any member payment dependent note related to participating loans. Further, an investor's internal rate of return on such notes may also be impacted. As the current regulatory environment for loan forgiveness or waivers of missed payments evolves, our programs, which address these topics, may evolve over time as well.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Borrower behavior in the aggregate has been strong, and among those enrolled in Payment Plans has been encouraging and reflects the desire for borrowers to remain current on their loan payments:

•
Total loan borrower performance is strong as of September 30, 2020. Repayment rates remain at pre-COVID-19 levels, and delinquency and roll rates (the percentage of borrowers who progress into later delinquency stages) are lower than historical averages. Newer vintages are displaying better credit performance compared to pre-COVID-19 vintages and lower enrollment rates into our Skip-a-Pay program.

•
Performance among those borrowers enrolled in hardship plans is encouraging. Approximately 13% of borrowers have enrolled in a Payment Plan at some point during the life of their loan. Of those who have ever enrolled in a Payment Plan, 10% have paid their loan in full, 67% are making regular payments, 13% are on the same or another Payment Plan (with 10% making partial payments and 3% on a payment deferral program, which approximates 2% of the total loans on the platform), and 10% are either delinquent or have charged-off. Since the launch of the interest-only Payment Plan, the majority of borrowers either enrolling in a first payment plan or a subsequent payment plan are choosing the interest-only option, reflecting borrowers’ engagement and proactive steps to stay on track.

Restructuring: On April 21, 2020, the Company disclosed a restructuring plan to address the impact of COVID-19 on the Company’s business by repositioning the Company’s expense base to better reflect the reduction in loan volume and better position the Company for profitability and achieving its strategic goals when the economy and business stabilizes. The restructuring plan included workforce reductions affecting approximately 460 employees. The Company recorded restructuring costs of approximately $17 million and $0.8 million in the second and third quarters of 2020, respectively, which included severance and other personnel-related expenses, lease-related expenses and software impairment. The impact of the reduction in workforce is estimated to lower our ongoing quarterly cash compensation expense by approximately $17 million and stock-based compensation expense by approximately $4 million.

Liquidity: As of September 30, 2020, our balance sheet included cash and cash equivalents of $445.2 million, securities available for sale of $187.4 million (which included $127.4 million of securities pledged as collateral) and loans held for sale by the Company at fair value of $180.8 million (which included $26.3 million of loans at fair value pledged as collateral). The loans held for sale by the Company of $180.8 million also included $106.1 million held by consolidated Structured Program transactions where the risk of any loss is held by third parties. See “Liquidity and Capital Resources” for additional information.

Estimates: Our balance sheet and income statement are sensitive to estimates of future borrower credit loss and prepayment expectations and investor liquidity premiums for our assets (including unsecured personal loans and securities backed by unsecured personal loans). We rely on a variety of data points to forecast what volume of loans to facilitate for borrowers, and the volume and method of purchase of investments in those loans by individuals and institutions. These forecasts require significant management judgment by the Company due to an unprecedented level of unemployment, wide range of market estimates, the uncertain impact or availability of government stimulus response and overall market dislocation due to COVID-19. Using these forecasts, as well as estimates with respect to credit losses and prepayment rates, the Company updated its estimates resulting in an improvement in its credit loss outlook.

Loan Origination Update:

In the third quarter of 2020, our marketplace facilitated $584.1 million of loan originations, of which $478.8 million was issued through whole loan sales, $27.6 million was purchased or pending purchase by the Company, and $77.8 million was issued through member payment dependent notes. Loans held by the Company at quarter end are

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

available loan inventory for future Structured Program transactions and whole loan sales, excluding loans held by the Company as a result of consolidated trusts.

The following table shows the loan origination volume issued, loans purchased or pending purchase by the Company, and the available loan inventory as of the end of each period set forth below (in millions):

	September 30, 2020	June 30, 2020	March 31, 2020
Loan originations	$584.1	$325.8	$2,521.5
Loans purchased or pending purchase by the Company during the quarter	$27.6	$18.9	$1,302.4
LendingClub inventory (1)	$9.0	$15.0	$510.8
LendingClub inventory as a percentage of loan originations (1)	2%	5%	20%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated trusts, if applicable, and not yet sold as of the period end.

Loan inventory purchased by LendingClub was 2% of total loan originations during the third quarter of 2020. This decrease since the first quarter of 2020 was due to lower volumes of loans purchased by LendingClub due to the impacts of COVID-19.

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

Loan supply, which is partly driven by borrower-related activities within our business, combined with investor demand to purchase loans on our platform as well as our own loan purchases, can affect our revenue in any particular period. These drivers collectively affect transaction fees, investor fees earned by us related to these transactions, interest income, fair value adjustments and other revenue related to loans held on balance sheet, including the performance of such loans. As these drivers can be affected by a variety of factors, both in and out of our control, revenues may fluctuate from period to period. Factors that can affect these drivers and ultimately revenue and its timing include:

•	the duration and impact of COVID-19;

•	the impact of government stimulus programs;

•	our ability to navigate adverse economic circumstances;

•	investor demand for our loans;

•	availability or the timing of the deployment of investment capital by investors;

•	loan performance and return on investment;

•	platform volume, pricing and balance;

•	operational decisions and changes to effectuate strategy initiatives;

•	market confidence in our data, controls, and processes;

•	announcements and terms of resolution of governmental inquiries or private litigation;

•	our ability to obtain or add bank functionality and a bank charter, through the acquisition of Radius or otherwise;

•	the impact on the business from obtaining or adding bank functionality and bank charter;

•	the mix of borrower products and corresponding transaction fees;

•	regulatory or market factors which limit products on our platform or loan interest rates borrowers can pay;

•	the availability and amount of new capital from pooled investment vehicles and managed accounts that typically deploy their capital at the start of a period;

•	the amount of purchase limitations we can impose on larger investors as a way to maintain investor balance and fairness;

•	the attractiveness of alternative opportunities for borrowers or investors, through changes in interest rates, transaction fees, terms, or risk profile;

•	the responsiveness of applicants to our marketing efforts;

•	expenditures on marketing initiatives in a period;

•	the sufficiency of operational staff to process any manual portion of the loan applications in a timely manner;

•	the responsiveness of borrowers to satisfy additional income or employment verification requirements related to their application;

•	borrower withdrawal rates;

•	the percentage distribution of loans between the whole and fractional loan platforms;

•	platform system performance;

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•	seasonality in demand for our platform and services, which is generally lowest in the first quarter and also impacts the fourth quarter;

•	determination to hold loans for purposes of subsequently distributing the loans through sale or Structured Program transactions;

•	changes in the credit performance of loans or market interest rates;

•	the success of our models to predict borrower risk levels and related investor demand; and

•	other factors.

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

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2020	June 30, 2020	September 30, 2019	2020	2019
Loan originations	$584,127	$325,765	$3,349,613	$3,431,389	$9,206,964
Sales and marketing expense as a percent of loan originations	1.23%	2.68%	2.28%	1.91%	2.30%
Net revenue	$74,713	$43,869	$204,896	$238,788	$570,121
Consolidated net loss	$(34,325)	$(78,471)	$(392)	$(160,883)	$(30,924)
Diluted EPS attributable to common stockholders (1)	$(0.38)	$(0.87)	$0.00	$(2.35)	$(0.36)
Contribution (2)	$53,384	$21,395	$105,789	$126,681	$291,033
Contribution margin (2)	71.5%	48.8%	51.6%	53.1%	51.0%
Adjusted EBITDA (2)	$4,313	$(27,619)	$40,021	$(31,137)	$95,791
Adjusted EBITDA margin (2)	5.8%	(63.0)%	19.5%	(13.0)%	16.8%
Adjusted net income (loss) (2)	$(23,079)	$(54,252)	$7,951	$(116,482)	$(4,799)
Adjusted EPS (1)(2)	$(0.25)	$(0.60)	$0.09	$(1.29)	$(0.06)

(1)	See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” and “Note 14. Stockholders' Equity” for additional information.

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

Loan origination volume and weighted-average transaction fees (as a percent of origination balance) by major loan products are as follows:

	Three Months Ended
	September 30, 2020		June 30, 2020		September 30, 2019
(in millions, except percentages)	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee	Origination Volume	Weighted- Average Transaction Fee
Personal loans – standard program	$398.2	4.45%	$221.6	1.28%	$2,343.2	5.00%
Personal loans – custom program	44.0	3.35%	9.4	N/M	820.6	4.68%
Total personal loans	442.2	4.34%	231.0	0.21%	3,163.8	4.92%
Other loans	141.9	3.64%	94.8	3.58%	185.8	3.01%
Total	$584.1	4.17%	$325.8	1.19%	$3,349.6	4.81%

			Nine Months Ended
			September 30, 2020		September 30, 2019
(in millions, except percentages)			Origination Volume	Weighted-Average Transaction Fee	Origination Volume	Weighted-Average Transaction Fee
Personal loans – standard program			$2,390.8	5.06%	$6,445.9	5.04%
Personal loans – custom program			625.9	5.00%	2,156.2	4.74%
Total personal loans			3,016.7	5.05%	8,602.1	4.96%
Other loans			414.7	2.95%	604.9	3.63%
Total			$3,431.4	4.79%	$9,207.0	4.87%
N/M – Not meaningful

The decrease in the total weighted-average transaction fee during the third quarter of 2020 compared to the third quarter of 2019 was primarily driven by structured incentives to secure the funding commitments of certain investors.

The increase in the total weighted-average transaction fee during the third quarter of 2020 compared to the second quarter of 2020 was primarily driven by an increase in transaction fee revenue as a result of a decrease in estimated transaction fee liabilities owed to borrowers due to higher prepayment estimates in the second quarter of 2020.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Personal loan origination volume for our standard loan program by loan grade was as follows (in millions):

	Three Months Ended						Nine Months Ended September 30,
(in millions)	September 30, 2020		June 30, 2020		September 30, 2019		2020		2019
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$214.4	54%	$105.7	48%	$757.4	32%	$940.1	39%	$2,071.3	32%
B	114.0	29%	74.5	34%	738.3	32%	733.1	31%	1,963.6	30%
C	69.8	17%	38.4	17%	523.3	22%	465.5	19%	1,485.0	23%
D	—	—%	3.0	1%	324.2	14%	252.1	11%	875.8	14%
E	—	—%	—	—%	—	—%	—	—%	50.0	1%
F	—	—%	—	—%	—	—%	—	—%	0.2	—%
Total	$398.2	100%	$221.6	100%	$2,343.2	100%	$2,390.8	100%	$6,445.9	100%

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Results of Operations
The following tables set forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2020	June 30, 2020	September 30, 2019	Q3 2020 vs Q3 2019	Q3 2020 vs Q2 2020
Net revenue:

Transaction fees	$24,372	$3,874	$161,205	(85)%	N/M

Interest income	46,773	60,560	77,820	(40)%	(23)%
Interest expense	(32,440)	(37,766)	(55,060)	(41)%	(14)%
Net fair value adjustments	(696)	(6,378)	(31,628)	(98)%	(89)%
Net interest income and fair value adjustments	13,637	16,416	(8,868)	N/M	(17)%
Investor fees	25,850	19,315	30,271	(15)%	34%
Gain on sales of loans	7,739	1,724	18,305	(58)%	N/M
Net investor revenue	47,226	37,455	39,708	19%	26%

Other revenue	3,115	2,540	3,983	(22)%	23%

Total net revenue	74,713	43,869	204,896	(64)%	70%
Operating expenses: (1)
Sales and marketing	7,201	8,723	76,255	(91)%	(17)%
Origination and servicing	15,595	17,830	27,996	(44)%	(13)%
Engineering and product development	31,984	39,167	41,455	(23)%	(18)%
Other general and administrative	54,332	56,620	59,485	(9)%	(4)%
Total operating expenses	109,112	122,340	205,191	(47)%	(11)%
Loss before income tax expense	(34,399)	(78,471)	(295)	N/M	(56)%
Income tax expense (benefit)	(74)	—	97	(176)%	N/M
Consolidated net loss	$(34,325)	$(78,471)	$(392)	N/M	(56)%
Less: Income (Loss) attributable to noncontrolling interests	—	—	(9)	(100)%	—%
LendingClub net loss	$(34,325)	$(78,471)	$(383)	N/M	(56)%
N/M – Not meaningful
(1) Includes stock-based compensation expense as follows:
	Three Months Ended			Change (%)
	September 30, 2020	June 30, 2020	September 30, 2019	Q3 2020 vs Q3 2019	Q3 2020 vs Q2 2020
Sales and marketing	$880	$731	$1,505	(42)%	20%
Origination and servicing	721	722	852	(15)%	—%
Engineering and product development	3,295	2,668	4,737	(30)%	24%
Other general and administrative	10,226	10,083	11,001	(7)%	1%
Total stock-based compensation expense	$15,122	$14,204	$18,095	(16)%	6%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2020	2019	Change (%)
Net revenue:

Transaction fees	$164,489	$448,809	(63)%

Interest income	176,744	270,554	(35)%
Interest expense	(114,447)	(197,336)	(42)%
Net fair value adjustments	(108,812)	(102,331)	6%
Net interest income and fair value adjustments	(46,515)	(29,113)	60%
Investor fees	86,924	94,274	(8)%
Gain on sales of loans	23,724	47,343	(50)%
Net investor revenue	64,133	112,504	(43)%

Other revenue	10,166	8,808	15%

Total net revenue	238,788	570,121	(58)%
Operating expenses: (1)
Sales and marketing	65,708	212,201	(69)%
Origination and servicing	54,419	81,200	(33)%
Engineering and product development	109,861	127,300	(14)%
Other general and administrative	169,438	180,685	(6)%
Total operating expenses	399,426	601,386	(34)%
Loss before income tax expense	(160,638)	(31,265)	N/M
Income tax expense (benefit)	245	(341)	(172)%
Consolidated net loss	$(160,883)	$(30,924)	N/M
Less: Income (Loss) attributable to noncontrolling interests	—	55	(100)%
LendingClub net loss	$(160,883)	$(30,979)	N/M
N/M – Not meaningful
(1) Includes stock-based compensation expense as follows:
	Nine Months Ended September 30,
	2020	2019	Change (%)
Sales and marketing	$3,274	$4,616	(29)%
Origination and servicing	2,079	2,622	(21)%
Engineering and product development	10,578	15,443	(32)%
Other general and administrative	31,524	34,217	(8)%
Total stock-based compensation expense	$47,455	$56,898	(17)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Total Net Revenue

	Three Months Ended			Change (%)
	September 30, 2020	June 30, 2020	September 30, 2019	Q3 2020 vs Q3 2019	Q3 2020 vs Q2 2020
Net revenue:

Transaction fees	$24,372	$3,874	$161,205	(85)%	N/M

Interest income	46,773	60,560	77,820	(40)%	(23)%
Interest expense	(32,440)	(37,766)	(55,060)	(41)%	(14)%
Net fair value adjustments	(696)	(6,378)	(31,628)	(98)%	(89)%
Net interest income and fair value adjustments	13,637	16,416	(8,868)	N/M	(17)%
Investor fees	25,850	19,315	30,271	(15)%	34%
Gain on sales of loans	7,739	1,724	18,305	(58)%	N/M
Net investor revenue	47,226	37,455	39,708	19%	26%

Other revenue	3,115	2,540	3,983	(22)%	23%

Total net revenue	$74,713	$43,869	$204,896	(64)%	70%

	Nine Months Ended September 30,
	2020	2019	Change (%)
Net revenue:

Transaction fees	$164,489	$448,809	(63)%

Interest income	176,744	270,554	(35)%
Interest expense	(114,447)	(197,336)	(42)%
Net fair value adjustments	(108,812)	(102,331)	6%
Net interest income and fair value adjustments	(46,515)	(29,113)	60%
Investor fees	86,924	94,274	(8)%
Gain on sales of loans	23,724	47,343	(50)%
Net investor revenue	64,133	112,504	(43)%

Other revenue	10,166	8,808	15%

Total net revenue	$238,788	$570,121	(58)%
N/M – Not meaningful

The analysis below is presented for the following periods: Third quarter of 2020 compared to the third quarter of 2019 (Quarter Over Quarter), third quarter of 2020 compared to the second quarter of 2020 (Sequential), and the first nine months of 2020 compared to the first nine months of 2019 (Nine Months Over Nine Months).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we perform in facilitating the origination of loans by our issuing bank partners. With respect to all unsecured personal loans and auto refinance loans for which WebBank acts as the issuing bank, we record transaction fee revenue net of program fees paid to WebBank. The fees on these loans are based upon the terms of the loan, including grade, rate, term, channel and other factors. As of September 30, 2020, these fees ranged from 0% to 6% of the initial principal amount of a loan.

Transaction fees were $24.4 million and $161.2 million for the third quarters of 2020 and 2019, respectively, a decrease of 85%. The decrease was primarily due to a decrease in origination volume. Loans facilitated through our lending marketplace decreased to $584.1 million for the third quarter of 2020 compared to $3.3 billion for the third quarter of 2019, a decrease of 83%. The weighted-average transaction fee as a percent of origination balance was 4.17% for the third quarter of 2020 compared to 4.81% for the third quarter of 2019. This decrease was primarily driven by structured incentives to secure the funding commitments of certain investors.

Transaction fees were $24.4 million and $3.9 million for the third and second quarters of 2020, respectively. The increase was primarily due to an increase in origination volume and higher transaction fee liabilities recorded in the second quarter of 2020. Loans facilitated through our lending marketplace increased to $584.1 million for the third quarter of 2020 compared to $325.8 million in the second quarter of 2020, an increase of 79%. The weighted-average transaction fee as a percent of origination balance increased to 4.17% for the third quarter of 2020 compared to 1.19% for the second quarter of 2020. The weighted-average transaction fee during the second quarter of 2020 was impacted by higher estimated transaction fee liabilities owed to borrowers due to higher prepayment estimates as prepayments rebounded faster than expected to a more normalized pre-COVID-19 level, which caused a decrease to transaction fees. The prepayment estimate for the third quarter remained relatively flat from the previous quarter.

Transaction fees were $164.5 million and $448.8 million for the first nine months of 2020 and 2019, respectively, a decrease of 63%. The decrease was primarily due to a decrease in origination volume. Loans facilitated through our lending marketplace decreased to $3.4 billion for the first nine months of 2020 compared to $9.2 billion for the first nine months of 2019, a decrease of 63%. The weighted-average transaction fee as a percent of origination balance remained relatively flat at 4.79% and 4.87% for the first nine months of 2020 and 2019, respectively.

In October 2020, we recognized approximately $1.9 million in transaction fee revenue associated with the issuance of loans for which the loan application process had commenced prior to the end of the third quarter of 2020. In October 2019, we recognized approximately $5.1 million in transaction fee revenue associated with the issuance of loans in which the loan application process had commenced prior to the end of the third quarter of 2019.

Net Interest Income and Fair Value Adjustments

Loans Invested in by the Company: In light of COVID-19 and our pending acquisition of Radius, the Company temporarily ceased purchasing loans to support Structured Program transactions. We earn interest income and assume principal and interest rate risk on loans during the period we own the loans. We have financed a portion of loan purchases with draws on our credit facilities and the associated interest expense reduces net interest income. In the third quarter of 2020, we sold approximately $443 million of loans (which included $410 million of loans sold in bulk sales) and we used loan sale proceeds to pay-down and reduce our credit facilities. As we have reduced our loan portfolio and related credit facilities through these sale efforts, we expect to have reduced interest income, interest expense and fair value adjustments in the future.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide additional detail related to net interest income and fair value adjustments for assets invested in by the Company, assets with equal and offsetting liabilities, and total interest income, interest expense and net fair value adjustments:

	Three Months Ended			Change (%)
	September 30, 2020	June 30, 2020	September 30, 2019	Q3 2020 vs Q3 2019	Q3 2020 vs Q2 2020
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$16,864	$27,361	$24,441	(31)%	(38)%
Securities available for sale	2,754	3,397	4,033	(32)%	(19)%
Cash, cash equivalents and restricted cash	38	102	1,523	(98)%	(63)%
Total	19,656	30,860	29,997	(34)%	(36)%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(3,316)	(5,850)	(7,046)	(53)%	(43)%
Securitization notes and certificates	(2,007)	(2,216)	(191)	N/M	(9)%
Total	(5,323)	(8,066)	(7,237)	(26)%	(34)%
Net interest income	14,333	22,794	22,760	(37)%	(37)%
Net fair value adjustments	(696)	(6,378)	(31,628)	(98)%	(89)%
Net interest income and fair value adjustments	$13,637	$16,416	$(8,868)	N/M	(17)%

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$27,117	$29,700	$47,823	(43)%	(9)%
Interest expense:
Notes, certificates and secured borrowings	(27,117)	(29,700)	(47,823)	(43)%	(9)%
Net interest income	$—	$—	$—	—%	—%

Total net interest income and fair value adjustments:
Interest income	$46,773	$60,560	$77,820	(40)%	(23)%
Interest expense	(32,440)	(37,766)	(55,060)	(41)%	(14)%
Net fair value adjustments	(696)	(6,378)	(31,628)	(98)%	(89)%
Net interest income and fair value adjustments	$13,637	$16,416	$(8,868)	N/M	(17)%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2020	2019	Change (%)
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$73,600	$81,455	(10)%
Securities available for sale	9,930	10,604	(6)%
Cash, cash equivalents and restricted cash	1,021	4,967	(79)%
Total	84,551	97,026	(13)%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(16,704)	(19,691)	(15)%
Securitization notes and certificates	(5,550)	(4,117)	35%
Total	(22,254)	(23,808)	(7)%
Net interest income	62,297	73,218	(15)%
Net fair value adjustments	(108,812)	(102,331)	6%
Net interest income and fair value adjustments	$(46,515)	$(29,113)	60%

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$92,193	$173,528	(47)%
Interest expense:
Notes, certificates and secured borrowings	(92,193)	(173,528)	(47)%
Net interest income	$—	$—	—%

Total net interest income and fair value adjustments:
Interest income	$176,744	$270,554	(35%)
Interest expense	(114,447)	(197,336)	(42%)
Net fair value adjustments	(108,812)	(102,331)	6%
Net interest income and fair value adjustments	$(46,515)	$(29,113)	60%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide the outstanding average balances, which are key drivers of interest income and interest expense in the periods presented:

	Outstanding Average Balances for Three Months Ended			Change (%)
	September 30, 2020	June 30, 2020	September 30, 2019	Q3 2020 vs Q3 2019	Q3 2020 vs Q2 2020
Cash, cash equivalents and restricted cash	$522,919	$458,850	$474,023	10%	14%
Loans held for investment by the Company	$70,611	$79,464	$6,095	N/M	(11)%
Loans held for sale by the Company	$425,351	$773,513	$659,877	(36)%	(45)%
Securities available for sale	$203,246	$232,405	$236,724	(14)%	(13)%
Credit facilities and securities sold under repurchase agreements	$303,889	$582,967	$472,411	(36)%	(48)%
Securitization notes and certificates	$183,122	$197,851	$4,224	N/M	(7)%
Loans held for investment	$801,418	$920,083	$1,458,732	(45)%	(13)%
Notes, certificates and secured borrowings	$801,418	$920,115	$1,458,732	(45)%	(13)%

	Outstanding Average Balances for Nine Months Ended September 30,
	2020	2019	Change (%)
Cash, cash equivalents and restricted cash	$488,233	$520,495	(6)%
Loans held for investment by the Company	$70,453	$6,102	N/M
Loans held for sale by the Company	$647,790	$717,797	(10)%
Securities available for sale	$236,736	$209,010	13%
Credit facilities and securities sold under repurchase agreements	$483,645	$419,268	15%
Securitization notes and certificates	$163,472	$122,709	33%
Loans held for investment	$931,145	$1,685,684	(45)%
Notes, certificates and secured borrowings	$931,128	$1,689,072	(45)%
N/M – Not meaningful

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $19.7 million and $30.0 million for the third quarters of 2020 and 2019, respectively, a decrease of 34%. The decrease was primarily due to a decrease in the average outstanding balance of loans invested in by the Company, which included sales of $443 million in the third quarter of 2020, and a decrease in interest rates for cash and cash equivalents.

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $19.7 million and $30.9 million for the third and second quarters of 2020, respectively, a decrease of 36%. The decrease was primarily due to a decrease in the average outstanding balance of loans invested in by the Company, which included sales of $443 million in the third quarter of 2020.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $84.6 million and $97.0 million for the first nine months of 2020 and 2019, respectively, a decrease of 13%. The decrease was primarily due to a decrease in the average outstanding balance of loans invested in by the Company and a decrease in interest rates for cash and cash equivalents.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes and certificates was $5.3 million and $7.2 million for the third quarters of 2020 and 2019, respectively, a decrease of 26%. The decrease was primarily due to a decrease in the average outstanding balance of credit facilities and securities sold under repurchase agreements.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes and certificates was $5.3 million and $8.1 million for the third and second quarters of 2020, respectively, a decrease of 34%. The decrease was primarily due to a decrease in the average outstanding balance of credit facilities and securities sold under repurchase agreements.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes and certificates was $22.3 million and $23.8 million for the first nine months of 2020 and 2019, respectively, a decrease of 7%. The decrease was primarily due to a reduction in interest rates, partially offset by an increase in the average outstanding balance of credit facilities and securities sold under repurchase agreements.

Net fair value adjustments were $(0.7) million and $(31.6) million for the third quarters of 2020 and 2019, respectively, a decrease of 98%. The decrease was primarily due to a decrease in loans purchased by the Company.

Net fair value adjustments were $(0.7) million and $(6.4) million for the third and second quarters of 2020, respectively, a decrease of 89%. The decrease was primarily the result of insignificant fair value adjustments in the third quarter of 2020 on the loan portfolio held on the balance sheet at June 30, 2020.

Net fair value adjustments were $(108.8) million and $(102.3) million for the first nine months of 2020 and 2019, respectively, an increase of 6%. The increase was primarily due to fair value adjustments recorded in the first quarter of 2020 due to COVID-19, which included an increase in estimated expected credit losses, offset by a decrease in fair value adjustments due to a decrease in loans purchased by the Company.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $27.1 million and $47.8 million for the third quarters of 2020 and 2019, respectively, a decrease of 43%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $27.1 million and $29.7 million for the third and second quarters of 2020, respectively, a decrease of 9%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $92.2 million and $173.5 million for the first nine months of 2020 and 2019, respectively, a decrease of 47%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investor Fees

The tables below illustrate the composition of investor fees and the outstanding principal balance of loans serviced, which is a key driver of investor fees, by the method in which the loans were financed for each period presented:

	Three Months Ended			Change (%)
	September 30, 2020	June 30, 2020	September 30, 2019	Q3 2020 vs Q3 2019	Q3 2020 vs Q2 2020
Investor Fees:
Whole loans sold	$22,191	$15,607	$24,318	(9)%	42%
Notes, certificates and secured borrowings	3,659	3,708	5,953	(39)%	(1)%
Total	$25,850	$19,315	$30,271	(15)%	34%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions)(1):
Whole loans sold	$11,249	$12,421	$13,509	(17)%	(9)%
Notes, certificates and secured borrowings	756	851	1,317	(43)%	(11)%
Total excluding loans invested in by the Company	$12,005	$13,272	$14,826	(19)%	(10)%
Loans invested in by the Company	262	690	696	(62)%	(62)%
Total	$12,267	$13,962	$15,522	(21)%	(12)%

	Nine Months Ended September 30,
	2020	2019	Change (%)
Investor Fees:
Whole loans sold	$74,653	$74,829	—%
Notes, certificates and secured borrowings	12,271	19,445	(37)%
Total	$86,924	$94,274	(8)%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions)(1):
Whole loans sold	$11,249	$13,509	(17)%
Notes, certificates and secured borrowings	756	1,317	(43)%
Total excluding loans invested in by the Company	$12,005	$14,826	(19)%
Loans invested in by the Company	262	696	(62)%
Total	$12,267	$15,522	(21)%

(1)	As of the end of each respective period.

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

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $22.2 million and $24.3 million for the third quarters of 2020 and 2019, respectively, a decrease of 9%. The decrease was primarily due to a lower principal balance of whole loans serviced.

Investor fee revenue related to the servicing of whole loans sold was $22.2 million and $15.6 million for the third and second quarters of 2020, respectively, an increase of 42%. The increase was primarily due to negative fair value adjustments of our servicing asset in the second quarter of 2020 as a result of higher prepayment estimates, partially offset by a lower principal balance of whole loans serviced in the third quarter of 2020.

Investor fee revenue related to the servicing of whole loans sold remained relatively flat at $74.7 million and $74.8 million for the first nine months of 2020 and 2019, respectively. The decrease in revenue resulting from a lower principal balance of loans serviced was substantially offset by an increase from higher average contractual servicing fees.

Investor fees – notes, certificates and secured borrowings: Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $3.7 million and $6.0 million for the third quarters of 2020 and 2019, respectively, a decrease of 39%. The decrease was primarily due to a lower principal balance of loans serviced and decreases in charged-off loan sales and delinquent loan collections.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings remained flat at $3.7 million for both the third and second quarters of 2020.

Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $12.3 million and $19.4 million for the first nine months of 2020 and 2019, respectively, a decrease of 37%. The decrease was primarily due to a lower principal balance of loans serviced and decreases in charged-off loan sales and delinquent loan collections.

Gain (Loss) on Sales of Loans

In connection with loan sales and Structured Program transactions, in addition to investor fees earned with respect to the corresponding loan, we recognize a gain or loss on the sale of that loan based on the level to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Additionally, we recognize transaction costs as a loss on sale of loans. We sold approximately $410 million in bulk sales during the third quarter, reducing our loan portfolio held for sale.

Gain on sales of loans was $7.7 million and $18.3 million for the third quarters of 2020 and 2019, respectively, a decrease of 58%. The decrease was primarily due to a decrease in the volume of loans sold that resulted in lower gains on sales of loans.

Gain on sales of loans was $7.7 million and $1.7 million for the third and second quarters of 2020. The increase was primarily due to an increase in the volume of loans sold that resulted in higher gains on sales of loans.

Gain on sales of loans was $23.7 million and $47.3 million for the first nine months of 2020 and 2019, respectively, a decrease of 50%. The decrease was primarily due to a decrease in the volume of loans sold that resulted in lower gains on sales of loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Other Revenue

Other revenue primarily consists of sublease revenue from our sublet office space in San Francisco, California, and referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The tables below illustrate the composition of other revenue for each period presented:

	Three Months Ended			Change (%)
	September 30, 2020	June 30, 2020	September 30, 2019	Q3 2020 vs Q3 2019	Q3 2020 vs Q2 2020
Sublease revenue	$1,538	$1,537	$1,175	31%	—%
Referral revenue	1,264	625	1,596	(21)%	102%
Other	313	378	1,212	(74)%	(17)%
Other revenue	$3,115	$2,540	$3,983	(22)%	23%

			Nine Months Ended September 30,
			2020	2019	Change (%)
Sublease revenue			$4,609	$3,198	44%
Referral revenue			3,503	3,619	(3)%
Other			2,054	1,991	3%
Other revenue			$10,166	$8,808	15%

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended			Change (%)
	September 30, 2020	June 30, 2020	September 30, 2019	Q3 2020 vs Q3 2019	Q3 2020 vs Q2 2020
Sales and marketing	$7,201	$8,723	$76,255	(91)%	(17)%
Origination and servicing	15,595	17,830	27,996	(44)%	(13)%
Engineering and product development	31,984	39,167	41,455	(23)%	(18)%
Other general and administrative	54,332	56,620	59,485	(9)%	(4)%
Total operating expenses	$109,112	$122,340	$205,191	(47)%	(11)%

			Nine Months Ended September 30,
			2020	2019	Change (%)
Sales and marketing			$65,708	$212,201	(69)%
Origination and servicing			54,419	81,200	(33)%
Engineering and product development			109,861	127,300	(14)%
Other general and administrative			169,438	180,685	(6)%
Total operating expenses			$399,426	$601,386	(34)%

Sales and marketing: Sales and marketing expense was $7.2 million and $76.3 million for the third quarters of 2020 and 2019, respectively, a decrease of 91%. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume and a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020. Sales and marketing expense as a percent of loan originations decreased to 1.23% in the third quarter of 2020 from 2.28% in the third quarter of 2019 as a result of a decrease in origination volume in our higher-cost marketing channels.

Sales and marketing expense was $7.2 million and $8.7 million for the third and second quarters of 2020, respectively, a decrease of 17%. The decrease was primarily due to a decrease in personnel-related expenses for full-time employees due to lower headcount and restructuring costs in the second quarter of 2020 as a result of a workforce reduction. Sales and marketing expense as a percent of loan originations decreased to 1.23% in the third quarter of 2020 from 1.97% in the second quarter of 2020 as a result of an increase in origination volume on a relatively fixed expense base.

Sales and marketing expense was $65.7 million and $212.2 million for the first nine months of 2020 and 2019, respectively, a decrease of 69%. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume and a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020. Sales and marketing expense as a percent of loan originations decreased to 1.91% in the first nine months of 2020 from 2.30% in the first nine months of 2019 as a result of a decrease in loan origination volume in our higher-cost marketing channels.

Origination and servicing: Origination and servicing expense was $15.6 million and $28.0 million for the third quarters of 2020 and 2019, respectively, a decrease of 44%. The decrease was primarily due to decreases in third party credit expenses as a result of lower origination volume and personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Origination and servicing expense was $15.6 million and $17.8 million for the third and second quarters of 2020, respectively, a decrease of 13%. The decrease was primarily due to decreases in personnel-related expenses and restructuring costs from a workforce reduction in the second quarter of 2020.

Origination and servicing expense was $54.4 million and $81.2 million for the first nine months of 2020 and 2019, respectively, a decrease of 33%. The decrease was primarily due to a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020, reduction in outsourced workforce in third quarter of 2020, and third party credit expenses as a result of lower origination volume.

Engineering and product development: Engineering and product development expense was $32.0 million and $41.5 million for the third quarters of 2020 and 2019, respectively, a decrease of 23%. The decrease was primarily due to a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020.

We capitalized $5.3 million and $8.0 million in software development costs for the third quarters of 2020 and 2019, respectively.

Engineering and product development expense was $32.0 million and $39.2 million for the third and second quarters of 2020, respectively, a decrease of 18%. The decrease was primarily due to a decrease in personnel-related expenses and restructuring costs from a workforce reduction in the second quarter of 2020 and a decrease in impairment expense.

We capitalized $5.3 million and $6.5 million in software development costs for the third and second quarters of 2020, respectively.

Engineering and product development expense was $109.9 million and $127.3 million for the first nine months of 2020 and 2019, respectively, a decrease of 14%. The decrease was primarily due to a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020 and lower depreciation expense, partially offset by an increase in restructuring costs relating to the workforce reduction.

We capitalized $22.4 million and $27.7 million in software development costs for the first nine months of 2020 and 2019, respectively.

Other general and administrative expense: Other general and administrative expense was $54.3 million and $59.5 million for the third quarters of 2020 and 2019, respectively, a decrease of 9%. The decrease was primarily due to decreases in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020, partially offset by an increase in expenses related to the acquisition of Radius.

Other general and administrative expense was $54.3 million and $56.6 million for the third and second quarters of 2020, respectively, a decrease of 4%. The decrease was primarily due to decreases in restructuring costs as a result of a workforce reduction in the second quarter of 2020, partially offset by expenses related to the acquisition of Radius.

Other general and administrative expense was $169.4 million and $180.7 million for the first nine months of 2020 and 2019, respectively, a decrease of 6%. The decrease was primarily due to decreases in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020 and lower professional services and facilities expense, partially offset by increases in restructuring costs

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

related to the workforce reduction, expenses related to the acquisition of Radius, and additional accrued contingent liabilities.

Income Taxes

For the third quarter and first nine months of 2020, the Company recorded an income tax benefit of $74 thousand and an income tax expense of $245 thousand, respectively. This is primarily attributable to the tax effects of other comprehensive income associated with the Company’s available for sale portfolio. For the third quarter and first nine months of 2019, the Company recorded an income tax expense of $97 thousand and an income tax benefit of $341 thousand, respectively. This is primarily attributable to the tax effects of other comprehensive income associated with the Company’s available for sale portfolio.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law to provide certain relief as a result of COVID-19. As of September 30, 2020, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.

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

The following table shows the calculation of Contribution and Contribution Margin:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total net revenue	$74,713	$43,869	$204,896	$238,788	$570,121
Sales and marketing expense	7,201	8,723	76,255	65,708	212,201
Origination and servicing expense	15,595	17,830	27,996	54,419	81,200
Total direct expenses	22,796	26,553	104,251	120,127	293,401
Cost structure simplification expense (1)	—	—	2,778	175	7,130
Restructuring costs (2)	(142)	2,285	—	2,143	—
Other items (2)	8	341	—	349	—
Stock-based compensation (2)	1,601	1,453	2,357	5,353	7,238
Income attributable to noncontrolling interests	—	—	9	—	(55)
Contribution	$53,384	$21,395	$105,789	$126,681	$291,033
Contribution margin	71.5%	48.8%	51.6%	53.1%	51.0%

(1)
Contribution excludes the portion of personnel-related expense associated with establishing a site in the Salt Lake City area that is included in the “Sales and marketing” and “Origination and servicing” expense categories.

(2)	Contribution excludes the portion of expenses included in the “Sales and marketing” and “Origination and servicing” expense categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a reconciliation of LendingClub net loss to Contribution for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
LendingClub net loss	$(34,325)	$(78,471)	$(383)	$(160,883)	$(30,979)
Engineering and product development expense	31,984	39,167	41,455	109,861	127,300
Other general and administrative expense	54,332	56,620	59,485	169,438	180,685
Cost structure simplification expense (1)	—	—	2,778	175	7,130
Restructuring costs (2)	(142)	2,285	—	2,143	—
Other items (2)	8	341	—	349	—
Stock-based compensation expense (2)	1,601	1,453	2,357	5,353	7,238
Income tax expense (benefit)	(74)	—	97	245	(341)
Contribution	$53,384	$21,395	$105,789	$126,681	$291,033
Total net revenue	$74,713	$43,869	$204,896	$238,788	$570,121
Contribution margin	71.5%	48.8%	51.6%	53.1%	51.0%

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

The following table presents a reconciliation of LendingClub net loss to Adjusted Net Loss and Adjusted EBITDA for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
LendingClub net loss	$(34,325)	$(78,471)	$(383)	$(160,883)	$(30,979)
Cost structure simplification expense (1)	—	—	3,443	228	9,649
Legal, regulatory and other expense related to legacy issues (2)	6,120	4,354	4,142	14,950	15,078
Acquisition and related expenses (3)	4,373	456	—	8,440	—
Restructuring costs (4)	753	17,036	—	17,789	—
Other items (5)	—	2,373	749	2,994	1,453
Adjusted net loss	(23,079)	(54,252)	7,951	(116,482)	(4,799)
Depreciation and impairment expense:
Engineering and product development	10,198	10,177	11,464	30,798	36,675
Other general and administrative	1,394	1,480	1,569	4,477	4,707
Amortization of intangible assets	752	772	845	2,370	2,651
Stock-based compensation expense	15,122	14,204	18,095	47,455	56,898
Income tax expense (benefit)	(74)	—	97	245	(341)
Adjusted EBITDA	$4,313	$(27,619)	$40,021	$(31,137)	$95,791
Total net revenue	$74,713	$43,869	$204,896	$238,788	$570,121
Adjusted EBITDA margin	5.8%	(63.0)%	19.5%	(13.0)%	16.8%

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(2)
Consists of legacy legal expenses, which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations and expense related to the dissolution of certain private funds managed by LCAM, which is included in “Net fair value adjustments” on the Company’s Condensed Consolidated Statements of Operations. For the first nine months of 2019, also includes expense related to the termination of a legacy contract, which is included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

(3)	Represents costs related to the acquisition of Radius.
(4)    Includes severance and other personnel-related expenses, lease-related expenses and software impairment related to the impact of COVID-19 on the Company’s business.

(5)
In the second quarter and first nine months of 2020, includes expenses related to certain non-legacy litigation and regulatory matters, which are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations, and one-time expenses resulting from COVID-19, which are included in “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations. In 2019, includes expenses related to certain non-legacy litigation and regulatory matters. The first nine months of 2019 also include a gain on sale of our small business operating segment. Both of these are included in “Other general and administrative” expense on the Company’s Condensed Consolidated Statements of Operations.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents a calculation of Adjusted EPS for each of the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	Common and Preferred Stock (1)(2)	Common and Preferred Stock (1)(2)	Common Stock	Common and Preferred Stock (1)(2)	Common Stock
Adjusted net loss attributable to stockholders	$(23,079)	$(54,252)	$7,951	$(116,482)	(4,799)

Weighted-average shares – diluted (3)	90,901,870	89,866,880	87,588,495	89,955,702	86,849,388
Weighted-average other dilutive equity awards	—	—	—	—	—
Non-GAAP diluted shares (3)	90,901,870	89,866,880	87,588,495	89,955,702	86,849,388

Adjusted EPS – diluted (3)	$(0.25)	$(0.60)	$0.09	$(1.29)	$(0.06)

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

	September 30, 2020				December 31, 2019
	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet
Assets
Cash and cash equivalents	$—	$—	$445,180	$445,180	$—	$—	$243,779	$243,779
Restricted cash	—	13,465	85,322	98,787	—	2,894	240,449	243,343
Securities available for sale	—	—	187,375	187,375	—	—	270,927	270,927
Loans held for investment at fair value	633,787	74,487	—	708,274	881,473	197,842	—	1,079,315
Loans held for investment by the Company at fair value (4)	—	53,336	5,763	59,099	—	37,638	6,055	43,693
Loans held for sale by the Company at fair value (4)	—	106,086	74,715	180,801	—	—	722,355	722,355
Accrued interest receivable	4,483	1,499	883	6,865	5,930	1,815	5,112	12,857
Property, equipment and software, net	—	—	101,045	101,045	—	—	114,370	114,370
Operating lease assets	—	—	76,226	76,226	—	—	93,485	93,485
Intangible assets, net	—	—	12,180	12,180	—	—	14,549	14,549
Other assets	—	—	103,625	103,625	—	—	143,668	143,668
Total assets	$638,270	$248,873	$1,092,314	$1,979,457	$887,403	$240,189	$1,854,749	$2,982,341
Liabilities and Equity
Accounts payable	$—	$—	$3,382	$3,382	$—	$—	$10,855	$10,855
Accrued interest payable	4,483	976	370	5,829	5,930	1,737	1,593	9,260
Operating lease liabilities	—	—	98,204	98,204	—	—	112,344	112,344
Accrued expenses and other liabilities	—	—	100,916	100,916	—	—	142,636	142,636
Payable to investors	—	—	35,068	35,068	—	—	97,530	97,530
Notes, certificates and secured borrowings at fair value	633,787	74,487	323	708,597	881,473	197,842	2,151	1,081,466
Payable to Structured Program note and certificate holders at fair value(4)	—	173,410	—	173,410	—	40,610	—	40,610
Credit facilities and securities sold under repurchase agreements	—	—	120,159	120,159	—	—	587,453	587,453
Total liabilities	638,270	248,873	358,422	1,245,565	887,403	240,189	954,562	2,082,154
Total equity	—	—	733,892	733,892	—	—	900,187	900,187
Total liabilities and equity	$638,270	$248,873	$1,092,314	$1,979,457	$887,403	$240,189	$1,854,749	$2,982,341

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

(1)    Represents loans held for investment at fair value that are funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by our Retail Program because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of $77.2 million and $116.2 million was equally matched and offset by interest income from the related loans of $77.2 million and $116.2 million for the first nine months of 2020 and 2019, respectively, resulting in no net effect on our Net interest income and fair value adjustments.
(2)    Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows generated by the associated assets. The creditors of the VIEs have no recourse to the general credit of the Company. Interest expense on these liabilities owned by third parties of $97.8 million and net fair value adjustments of $8.6 million for the first nine months of 2020 were equally matched and offset by interest income on the loans of $106.4 million, resulting in no net effect on our Net interest income and fair value adjustments. Interest expense on these liabilities owned by third parties of $61.5 million and net fair value adjustments of $12.7 million for the first nine months of 2019 were equally matched and offset by interest income on the loans of $74.2 million, resulting in no net effect on our Net interest income and fair value adjustments. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale by the Company at fair value,” “Loans held for investment by the Company at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.
(3)    Represents all other assets and liabilities of LendingClub, other than those related to our Retail Program and certain consolidated VIEs, but includes any economic interests held by LendingClub, including retained interests, residuals and equity of those consolidated VIEs.

(4)
The Company has sponsored Structured Program transactions that have been consolidated, resulting in an increase to “Loans held for investment by the Company at fair value,” “Loans held for sale by the Company at fair value” and the related “Payable to Structured Program note and certificate holders at fair value.” See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt” for additional information.

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

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents (1)	$445,180	$338,394	$294,345	$243,779	$199,950
Restricted cash committed for loan purchases (2)	308	290	4,572	68,001	84,536
Securities available for sale	187,375	221,930	256,554	270,927	246,559
Loans held for investment by the Company at fair value (3)	59,099	65,557	71,003	43,693	4,211
Loans held for sale by the Company at fair value (3)	180,801	587,093	741,704	722,355	710,170
Payable to Structured Program note and certificate holders at fair value (3)	(173,410)	(193,034)	(206,092)	(40,610)	—
Credit facilities and securities sold under repurchase agreements	(120,159)	(480,079)	(621,020)	(587,453)	(509,107)
Other assets and liabilities (2)	363	23,916	61,107	(6,226)	(31,795)
Net cash and other financial assets (4)	$579,557	$564,067	$602,173	$714,466	$704,524

(1)	Variations in cash and cash equivalents are primarily due to variations in the amount and timing of loan purchases invested in by the Company.

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

(3)
The Company has sponsored Structured Program transactions that have been consolidated, resulting in an increase to “Loans held for investment by the Company at fair value,” “Loans held for sale by the Company at fair value” and the related “Payable to Structured Program note and certificate holders at fair value.” See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt” for additional information.

(4)	Comparable GAAP measure cannot be provided as not practicable.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Investments in Quarterly Originations by Investment Channel and Investor Concentration

Our investment channels consist of (1) Banks, which are deposit taking institutions or their affiliates, (2) self-directed retail investors, (3) Managed accounts and Other institutional investors, which primarily include other non-bank investors, dedicated third-party funds, and public and private funds managed by third-party asset managers, and (4) LendingClub inventory, which includes loan originations purchased by the Company during the period and not yet sold as of the period end.

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Investor Type:
Banks	41%	68%	43%	32%	38%
Managed accounts	44%	10%	16%	17%	15%
Self-directed retail investors	13%	17%	4%	3%	4%
LendingClub inventory (1)	2%	5%	20%	23%	23%
Other institutional investors	—%	—%	17%	25%	20%
Total	100%	100%	100%	100%	100%

(1)
LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated trusts, if applicable, and not yet sold as of the period end.

The loan origination volume decrease in the third quarter of 2020 compared to third quarter of 2019 was driven by lower investor demand for loans across our platform due to the impact of COVID-19. This reduction in investor demand resulted in a higher mix of purchases by bank and managed account investors in the third quarter of 2020. In addition, in response to COVID-19 and the related capital market dislocation and planning for the acquisition of Radius, the Company significantly reduced using its own capital to fund the purchase of loans for Structured Program transactions.

As LendingClub progresses in its objective to become a full-spectrum fintech marketplace bank, it has been evaluating its current and future product suite and has started development of new products aimed to better serve its customers. As part of this strategic initiative, as previously disclosed in the Current Report on Form 8-K filed on October 7, 2020, LendingClub will cease offering and selling Member Payment Dependent Notes (Retail Notes) to self-directed retail investors on or around December 31, 2020.

The following table provides the percentage of loans invested in by the ten largest external investors and by the largest single investor during each of the previous five quarters (by dollars invested):

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Percentage of loans invested in by ten largest investors	83%	77%	56%	51%	55%
Percentage of loans invested in by largest single investor	23%	22%	21%	19%	29%

The composition of the top ten investors may vary from period to period. During the third quarter of 2020, the percentage of loans invested in by the Company’s ten largest investors increased as a result of a decrease in loan origination volume and an increase in the mix of loans purchased on our platform by bank and managed account

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

investors. Due to COVID-19 there has been a reduction in investor demand on our platform reflecting market dislocation for unsecured personal loans. The reduction in investor demand has furthered investor concentration to a limited number of purchasers that are continuing to purchase loans but are currently doing so at lower volumes relative to historical purchasing activity.

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

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through September 30, 2020, by booking year, for all standard program loans and 36-month or 60-month terms for each of the years shown. The charts display lifetime cumulative net charge-off rates using months on book for each annual vintage presented. Each annual vintage’s lifetime cumulative net charge-offs vary based on the maturity of each loan’s month on book. In the third quarter and first nine months of 2020, standard program loans accounted for 68% and 70%, respectively, of all loan origination volume.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net Cumulative Lifetime Charge-off Rates
All 36 Month Standard Program Personal Loans
9.0%
8.0%
7.0%
6.0%
5.0%
4.0%
3.0%
2.0%
1.0%
0.0%
1
3
5
7
9
11
13
15
17
19
21
23
25
27
29
31
33
35
Months on Book
Y2016
Y2017
Y2018
Y2019
Y2016
Y2017
Y2018
Y2019

Net Cumulative Lifetime Charge-off Rates
All 60 Month Standard Program Loans
18.0%
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
1 3 5 7 9 11 13 15 17 19 21 23 25 27 29 31 33 35 37 39 41 43 45 47 49 51 53 55 57 59
Months on Book
Y2016
Y2015
Y2014
Y2017
Y2018
Y2019
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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Condensed Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	September 30, 2020			December 31, 2019
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (1)	Delinquent Loans (1)	Outstanding Principal Balance	Fair Value (1)	Delinquent Loans (1)
Personal loans – standard program	$756.0	93.6%	1.8%	$1,144.8	93.9%	3.1%
Personal loans – custom program	0.6	98.4	2.4	4.1	94.8	5.7
Total	$756.6	93.6%	1.8%	$1,148.9	93.9%	3.1%

(1)	Expressed as a percent of outstanding principal balance.

For loans invested in directly by the Company for which there were no associated notes, certificates or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	September 30, 2020			December 31, 2019
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans – standard program	$246.3	89.9%	2.6%	$597.9	96.5%	0.8%
Personal loans – custom program	9.7	85.9	7.2	92.8	98.1	0.4
Other loans (1)	12.9	78.2	23.0	103.7	94.7	3.9
Total	$268.9	89.2%	3.8%	$794.4	96.4%	1.2%

(1)	Components of other loans are less than 10% of the outstanding principal balance if presented individually.

(2)	Includes both loans held for investment and loans held for sale.

(3)	Expressed as a percent of outstanding principal balance.

Decreases in the fair value of total loans invested in by the Company as a percent of outstanding principal balance from December 31, 2019 to September 30, 2020 were primarily due to changes in market conditions, including an increase in estimated expected credit losses and an increase in liquidity premium due to market dislocation relating to COVID-19. In addition, loans to eligible borrowers participating in Skip-a-Pay are not considered delinquent during the commensurate period the loan is extended.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters were as follows:

Total Platform (1)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Personal Loans – Standard Program:
Annualized net charge-off rate	3.9%	6.5%	6.4%	7.0%	6.4%
Weighted-average age in months	16.8	15.0	12.9	12.5	12.3

Personal Loans – Custom Program:
Annualized net charge-off rate	6.4%	11.4%	10.6%	11.5%	10.9%
Weighted-average age in months	14.8	12.5	10.1	9.4	9.3

(1)
Total platform comprises all loans facilitated through our lending marketplace, including whole loans sold and loans financed by notes, certificates and secured borrowings, but excluding education and patient finance loans, auto refinance loans and small business loans.

The annualized net charge-off rate in the third quarter of 2020 compared to the third quarter of 2019 and the second quarter of 2020 decreased for the standard personal loan program and custom loan program. The decrease in the annualized net charge-off rates for both the standard and custom personal loan programs primarily reflects the effect of Payment Plans to provide relief to those impacted by COVID-19 and improved performance from customers who have never taken a hardship plan.

The increase in the weighted-average age in months in the third quarter of 2020 compared to the third quarter of 2019 and the second quarter of 2020 for both the standard and custom personal loan programs is primarily due to lower origination volume and the aging of the existing platform portfolio.

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Condensed Consolidated Balance Sheets for the last five quarters were as follows:

Loans Retained on Balance Sheet (1)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Personal Loans – Standard Program:
Annualized net charge-off rate	1.5%	4.3%	4.7%	7.1%	6.8%
Weighted-average age in months	15.6	12.8	11.0	12.4	12.7

Personal Loans – Custom Program:
Annualized net charge-off rate	3.4%	5.6%	(2.6)%	1.6%	2.5%
Weighted-average age in months	8.6	6.4	4.7	3.9	6.9

(1)
Loans retained on balance sheet include loans invested in by the Company as well as loans held for investment that are funded directly by member payment dependent notes related to our Retail Program and certificates.

The decrease in annualized net charge-off rates for the standard personal loan program in the third quarter of 2020 compared to the third quarter of 2019 and the second quarter of 2020 for the loans retained on our Condensed Consolidated Balance Sheets primarily reflects a greater decrease in actual net charge-offs proportionate to the decrease in outstanding loan balances. The decrease in actual net charge-offs primarily reflects the effect of Payment Plans to provide relief to those impacted by COVID-19 and improved performance from customers who have never taken a hardship plan.

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

For example, in January 2017, the Colorado Administrator (Administrator) of the Uniform Consumer Credit Code (UCCC) filed suit against Avant, Inc., a company that operates an online consumer loan platform. The Administrator asserts that loans to Colorado residents facilitated through Avant’s platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originates loans through Avant’s platform, as well as through our platform. Although Avant removed its case to federal court in March 2017, the United States District Court for the District of Colorado issued an order in March 2018 remanding the case to the District Court for the City and County of Denver. In March 2018, the United States District Court for the District of Colorado also issued an order dismissing a parallel case brought by WebBank that sought a declaratory judgment regarding the applicability of preemption to Colorado usury laws and permanent injunctions against the Administrator that would prevent the Administrator from enforcing Colorado usury laws against WebBank and certain parties associated with loans originated by it. Avant thereafter filed a Motion to Dismiss in District Court for the State of Colorado and WebBank moved to intervene in the case. In August 2018, the Court granted WebBank’s motion but denied Avant’s motion. In November 2018, the Administrator added as defendants certain securitization trusts that had acquired Avant loans. The Administrator sought a penalty of ten times the amount of the “excess” finance charges. In June 2020, the court in a similar case against Marlette Funding issued an order holding that non-bank loan purchasers could not charge interest rates in excess of the UCCC’s caps, that the bank originating the loans could not “export” the interest rate it could permissibly charge to non-banks, and that the UCCC is not preempted by Section 27 of the Federal Deposit Insurance Act, 12 U.S.C. § 1831(d)(a). In August 2020, the UCCC Administrator and the Colorado Attorney General entered into a settlement to resolve the cases against Avant and Marlette Funding. The settlement creates a safe harbor subject to certain requirements that would allow the defendant banks in the cases (WebBank and Cross River Bank) and their fintech partners to continue their programs offering closed-

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

end consumer loans with APRs no higher than 36% to Colorado consumers. The Company is taking steps to ensure that its operations in Colorado conform to the 36% APR safe harbor set forth in the settlement.

As another example, in June 2019, certain Capital One and Chase credit card holders filed putative class actions in U.S. District Court in New York against certain non-bank Capital One and Chase special purpose entities and trusts, and the trustees thereof, that purchased and/or played a role in facilitating the securitization of Capital One and Chase credit card receivables. The plaintiffs allege that the preemption of New York usury laws by the National Bank Act (NBA) ceased once the credit card receivables were purchased and securitized by or via the non-bank defendants and therefore any interest being charged on the securitized receivables in excess of New York’s usury limits violates New York law. The plaintiffs seek to recoup the allegedly excessive interest payments and an order requiring the defendants to cease their allegedly wrongful conduct, among other relief. The plaintiffs in these lawsuits aim to leverage the Second Circuit’s decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the NBA and held that a non-bank debt collector that purchased a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. In September 2020, the courts presiding over these cases issued orders dismissing the cases on the basis that the National Bank Act preempts the plaintiffs’ claims in the cases. Notices of appeal have been filed in both cases.

In September 2019, the OCC and the FDIC filed an amicus brief in U.S. District Court in Colorado supporting a bankruptcy court’s rejection of the Madden case in a case before it. In re Rent-Rite Super Kegs West Ltd., Case No. 1:19-cv-015520-REB (D. Colo.), Dkt.11. In addition, in late 2019 the OCC issued a proposed rulemaking to amend its regulations to clarify that interest on a loan that is lawful under federal law for national banks and federal savings associations remains lawful upon the sale, assignment or other transfer of the loan. The FDIC issued a similar proposal that is applicable to FDIC insured state-chartered banks. Various comments to the proposed rules were submitted from a variety of companies and other regulators. Both the OCC and FDIC issued their final rules in May and June 2020, respectively. In July 2020, the OCC proposed a rule that would determine when a national bank or federal savings association (bank) makes a loan and is the “true lender” in the context of a partnership between a bank and a third party. The proposed rule would specify that a bank makes a loan and is the “true lender” if, as of the date of origination, it is named as the lender in the loan agreement or funds the loan. In October 2020, the OCC issued its final rule. It is unclear what impact the position of these various regulators or the rules they have promulgated or proposed will have in existing or future litigation or regulatory proceedings involving arguments of federal preemption of state usury laws.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The Company has had discussions with the Colorado Department of Law (CDL) concerning the licenses required for the Company’s servicing operations and the structure of its offerings in the State of Colorado. While we believe that our program with WebBank has been structured in accordance with governing federal law, the Administrator of the Colorado Uniform Consumer Credit Code (UCCC) has identified alleged “exceptions” to our compliance with provisions of the Colorado UCCC, including with respect to permitted rates and charges. We believe that our model differs in important respects from Avant’s business model as alleged in the litigation involving Avant in Colorado, which has been settled as discussed above. We have also had discussions with the CDL about entering into a terminable agreement with the CDL to, among other things: (i) toll the statutes of limitations on any action the CDL might bring against the Company based on the rates and charges on loans the Company facilitates and (ii) refrain from facilitating certain loans to borrowers located in Colorado available for investment by certain investors. No assurances can be given as to the timing, outcome or consequences of this matter. As discussed above, the Company is taking steps to ensure that its operations in Colorado conform to the safe harbor outlined in the settlement the UCCC Administrator and the Colorado Attorney General reached in the Avant/Marlette Funding litigations.

We are routinely subject to examination for compliance with applicable laws and regulations in the states in which we are licensed. As of the date of this Report, we are subject to examination by the New York Department of Financial Services (NYDFS) and regulators in other states. These exams could include the application of state usury rates and lending arrangements where a bank or other third party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination or servicing of a loan. For example, in July 2018, the NYDFS issued an Online Lending Report (Lending Report). The Lending Report included, among other things, an analysis of the online lenders operating in New York including their methods of operations, lending practices, interest rates and costs, products offered and complaints and investigations relating to online lenders. The Lending Report also included information and recommendations regarding protecting New York’s markets and consumers. Although the Lending Report noted that the rapid growth of online lending demonstrates there is value to new technologies that allow financial institutions to connect with borrowers in new ways, it noted that in many cases an online lender is the “true lender” and that lending in New York, whether through banks, credit unions or online lenders, should be subject to applicable usury limits. We periodically have discussions with various regulatory agencies regarding our business model and have engaged in similar discussions with the NYDFS, Colorado and Massachusetts. During the course of such discussions we decided to voluntarily comply with certain rules and regulations. No assurances can be given as to the timing, outcome or consequences of these matters.

The Company has undertaken a review of its portfolio of licenses and has had discussions with regulators in Texas, Arizona, New York, Florida and North Dakota concerning the registrations required for the Company’s issuance of retail notes to investors in these states and has applied for registrations in these states to facilitate these operations. The Company has also had discussions with certain of these regulators to resolve concerns regarding the Company’s historical licensing/registration status in connection with retail notes issued and has reached resolutions with Texas, Arizona and North Dakota to resolve their concerns, the outcome of which is not material to the Company’s operations or financial position. The Company is not able to predict with certainty the timing, outcome, or consequence of discussions with the remaining states, including in relation to whether and how any concerns those states have will be resolved. Discussions with these remaining states could result in fines or other penalties, which are not expected to have a material adverse impact on the Company’s operations or results of operations. As of the date of this Report, the Company has also successfully obtained registrations in Arizona, North Dakota, Texas and New York, which permit it to issue retail notes to investors in these states. As previously disclosed in the Current Report on Form 8-K filed on October 7, 2020, the Company will cease offering and selling Member Payment Dependent Notes (Retail Notes) on or around December 31, 2020. Accordingly, on such date, the Company will no longer require these licenses and therefore is no longer actively seeking to obtain registration in Florida.

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

We continue to prepare for the acquisition of Radius and closing the transaction to realize the significant value that we believe this acquisition will create for the Company. It is our intent to capitalize Radius exclusively with cash. In the third quarter, we reduced funding activities in preparation for the funding activities to take place within the bank which included:

•	Approximately $410 million (borrower principal balance) in bulk loan sales;

•	The full paydown of $70.0 million of the revolving credit facility to zero at September 30, 2020; and

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•	The paydown of $276.0 million of Warehouse Facilities to $18.5 million at September 30, 2020 and to zero in October 2020.

As of September 30, 2020, our balance sheet includes $445.2 million in cash and cash equivalents, securities available for sale of $187.4 million (which included $127.4 million of securities pledged as collateral) and loans held for sale by the Company at fair value of $180.8 million (which included $26.3 million of loans pledged at fair value as collateral). The loans held for sale by the Company of $180.8 million includes $106.1 million held by consolidated Structured Program transactions where the risk of loss is primarily held by third parties.

The Company is closely monitoring its liquidity and requirements under remaining credit facilities and repurchase agreements. Our credit facilities are secured by unsecured personal loans, and the lenders of our warehouse credit facilities and the payable to Structured Program note and certificate holders do not have recourse to the Company. Our repurchase agreements are secured by securities available for sale. We have completed work with our lender counterparties to amend commitment termination dates, maturity dates and maintenance agreement provisions, including the following:

•
A repurchase agreement with a daily rolling evergreen 45-day maturity structure for $62.7 million (which included pledged securities with a fair value of $83.5 million) that had a contractual repurchase date in October 2020 as of September 30, 2020 was terminated in October 2020 and replaced with a new repurchase facility having a repurchase date in September 2022 and no margin call provisions; and

•
Monitoring of Commitment Termination Dates for our Warehouse Facilities with an outstanding balance of $18.5 million at September 30, 2020 (secured by unsecured personal loans with a fair value of $26.3 million) with associated Commitment Termination Dates of December 2020. Any remaining outstanding drawn balances on the Commitment Termination Date would be paid down as principal payments are received on the underlying loans securing the Warehouse Facilities through to the maturity date in December 2021. The Company fully paid the outstanding balance in October 2020.

See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements –Note 13. Debt” for further information.

We have used our own capital and available credit facilities to purchase loans for future Structured Program transactions, but all such use of capital has been suspended beginning in second quarter of 2020. During the first nine months of 2020, the Company facilitated $3.4 billion of loans on our marketplace. We used our own capital to purchase $1.4 billion in loans, and $2.0 billion in loans were issued that were contemporaneously funded by loan sales and by the issuance of notes and certificates. The Company sold $1.7 billion in loans (of which $830.6 million was sold through Structured Program transactions and $896.1 million was sold to whole loan investors). As of September 30, 2020, the fair value of loans invested in by the Company was $239.9 million, of which $26.3 million were pledged as collateral under our credit facilities. Given the member payment dependent structure of the notes, certificates and secured borrowings, principal and interest payments on notes, certificates and secured borrowings are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity.

We may use our cash, cash equivalents and securities available for sale as additional sources of liquidity. Cash, cash equivalents and securities available for sale were $632.6 million (which included $127.4 million of securities pledged as collateral) and $514.7 million (which included $174.8 million of securities pledged as collateral) as of September 30, 2020 and December 31, 2019, respectively. Our cash and cash equivalents of $445.2 million as of September 30, 2020 are primarily held in institutional money market funds, interest-bearing deposit accounts at investment grade financial institutions, certificates of deposit, and commercial paper. Our securities available for sale of $187.4 million (which included $127.4 million of securities pledged as collateral) as of September 30, 2020 consist of asset-backed securities related to our Structured Program transactions, corporate debt securities,

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

commercial paper, other asset-backed securities, and certificates of deposit. Changes in the balance of cash and cash equivalents are generally a result of timing related to working capital requirements, purchase or sale of loans and securities available for sale, changes in debt outstanding under our credit facilities, and changes in restricted cash and other investments. Changes in the balance of securities available for sale are generally a result of activity related to our Structured Program transactions and fair value adjustments, which includes a valuation allowance for credit losses recorded in “Net fair value adjustments” on the Company’s Condensed Consolidated Statements of Operations and unrealized gains and losses recorded in “Other comprehensive income (loss)” on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). Future cash requirements include certain contingent liabilities, including litigations and ongoing regulatory and government investigations primarily related to outstanding legacy issues. As of September 30, 2020 and December 31, 2019, we had $22.3 million and $16.0 million in accrued contingent liabilities, respectively, but actual cash payments may vary if outcomes of legal actions or settlements are different. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies” for further information.

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

We believe, based on our projections, that our cash on hand, securities available for sale, available funds from our Warehouse Facilities and repurchase agreements (as amended and extended), and cash flow from operations are sufficient to meet our liquidity needs for the next twelve months. Although we believe we have adequate sources of liquidity for the next 12 months, our business and liquidity position may be adversely impacted by a number of factors, including the impact of COVID-19, the success of our operations, and the credit and economic environment and outlook.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table sets forth certain cash flow information for the periods presented:

	Nine Months Ended September 30,
Condensed Cash Flow Information:	2020	2019
Cash provided by (used for) loan operating activities	$375,782	$(293,099)
Cash provided by (used for) all other operating activities	(10,825)	132,411
Net cash provided by (used for) operating activities (1) (3)	$364,957	$(160,688)

Cash provided by loan investing activities (2)	$346,840	$470,282
Cash provided by all other investing activities	103,751	19,404
Net cash provided by investing activities	$450,591	$489,686

Cash used for note, certificate and secured borrowings financing (2)	$(343,558)	$(485,298)
Cash used for issuance of securitization notes and residual certificates, credit facilities and securities sold under repurchase agreements	(332,963)	(6,569)
Cash used for all other financing activities	(82,182)	(6,103)
Net cash used for financing activities	$(758,703)	$(497,970)
Net increase (decrease) in cash, cash equivalents and restricted cash	$56,845	$(168,972)

(1)	Cash provided by (used for) operating activities primarily includes the purchase and sale of loans held for sale by the Company.

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

Operating Activities. Net cash provided by (used for) operating activities was $365.0 million and $(160.7) million during the first nine months of 2020 and 2019, respectively. Net cash provided by (used for) operating activities primarily relates to proceeds from sales of loans held for sale offset by the purchase of loans held for sale. The timing of the purchases and sales of loans held for sale can vary between periods and can therefore impact the amount of cash provided by or used for operating activities. In periods where we accumulate loans held for sale that are sold in a subsequent period, cash flow from operating activities will be negatively affected.

Investing Activities. Net cash provided by investing activities was $450.6 million and $489.7 million during the first nine months of 2020 and 2019, respectively. Net cash provided by loan investing activities was primarily driven by purchases of loans held for investment (under our retail program and issuance of notes) and principal receipts on those loans. Net cash provided by all other investing activities was primarily driven by purchases of securities available for sale and purchases of property, equipment and software, offset by proceeds from securities available for sale.

Financing Activities. Net cash used for financing activities was $(758.7) million and $(498.0) million during the first nine months of 2020 and 2019, respectively. Net cash used for financing activities was primarily driven by principal payments on and retirements of notes and certificates and principal payments on our credit facilities, and a $50.2 million deemed dividend paid on preferred stock, offset by proceeds from our credit facilities, the issuance of notes and certificates, and proceeds from securities sold under repurchase agreements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Capital Resources

Net capital expenditures were $24.6 million, or 10.3% of total net revenue, and $39.0 million, or 6.8% of total net revenue, for the first nine months of 2020 and 2019, respectively. Capital expenditures generally consist of internally developed software, leasehold improvements and computer equipment. Capital expenditures in 2020 are expected to be approximately $29.3 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform. The current outlook reflects reduced engineering headcount levels and reduced development spend on growth initiatives for the year as part of the Company’s broader expense cutting actions.

Off-Balance Sheet Arrangements

At both September 30, 2020 and December 31, 2019, a total of $5.5 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

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

Contingencies

For a comprehensive discussion of contingencies as of September 30, 2020, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table summarizes our contractual obligations under our loan funding operation with WebBank and our long-term debt obligations related to our credit facilities and securities sold under repurchase agreements as of September 30, 2020, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Long-term debt obligations (1)	$68,029	$18,500	$—	$33,630	$120,159
Operating lease obligations (2)	19,230	26,916	22,306	59,865	128,317
WebBank loan purchase obligation	8,488	—	—	—	8,488
Total contractual obligations	$95,747	$45,416	$22,306	$93,495	$256,964

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

For a discussion of the Company’s long-term debt obligations as of September 30, 2020, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Debt and Note 17. Leases.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2020, except as noted below.

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

Loans Invested in by the Company. As of September 30, 2020 and December 31, 2019, we were exposed to market rate risk on $239.9 million and $766.0 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The fair values of loans are estimated using a discounted cash flow methodology, where the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. Any realized or unrealized losses from market rate changes on loans invested in by the Company are recorded in earnings.

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

The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in discount rates as of September 30, 2020 and December 31, 2019:

	Loans Invested in by the Company
	September 30, 2020	December 31, 2019
Fair value	$239,900	$766,048
Discount rates
100 basis point increase	$(2,564)	$(9,806)
100 basis point decrease	$2,611	$10,014

LENDINGCLUB CORPORATION

Servicing Assets. As of September 30, 2020 and December 31, 2019, we were exposed to market servicing rate risk on $59.5 million and $89.7 million of servicing assets, respectively. Our selection of the most representative market servicing rates is inherently judgmental. The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the weighted-average market servicing rate assumption as of September 30, 2020 and December 31, 2019:

	Servicing Assets
	September 30, 2020	December 31, 2019
Fair value	$59,538	$89,680
Weighted-average market servicing rate assumption	0.62%	0.66%
Change in fair value from:
Servicing rate increase by 10 basis points	$(7,993)	$(13,978)
Servicing rate decrease by 10 basis points	$7,994	$13,979

The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the expected prepayment rates as of September 30, 2020 and December 31, 2019:

	Servicing Assets
	September 30, 2020	December 31, 2019
Fair value	$59,538	$89,680
Expected prepayment rates
10 percent increase	$(2,246)	$(2,962)
10 percent decrease	$2,246	$2,962

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

Loans Invested in by the Company. As of September 30, 2020 and December 31, 2019, we were exposed to interest rate risk on $239.9 million and $766.0 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. Any realized or unrealized losses from interest rate changes are recorded in earnings. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in interest rates as of September 30, 2020 and December 31, 2019:

	Loans Invested in by the Company
	September 30, 2020	December 31, 2019
Fair value	$239,900	$766,048
Interest rates
100 basis point increase	$(2,564)	$(9,806)
100 basis point decrease	$2,611	$10,014

Securities Available for Sale. As of September 30, 2020 and December 31, 2019, we were exposed to interest rate risk on $187.4 million and $270.9 million of securities available for sale, respectively, including $167.7 million and $220.1 million, respectively, of asset-backed securities related to Structured Program transactions and $19.7 million

LENDINGCLUB CORPORATION

and $50.8 million, respectively, of corporate debt, certificates of deposit, other asset-backed securities, commercial paper and other securities, respectively. To manage this risk, we limit and monitor maturities, credit ratings, performance of loans underlying Structured Program transactions and concentrations within the investment portfolio. Any unrealized gains or losses resulting from such interest rate changes would only be recorded in earnings if we sold the securities prior to maturity or if the securities were considered other-than-temporarily impaired.

The following table presents the impact to the fair value of securities available for sale due to a hypothetical change in interest rates as of September 30, 2020 and December 31, 2019:

	Securities Available for Sale
	September 30, 2020	December 31, 2019
Fair value	$187,375	$270,927
Interest rates
100 basis point increase	$(1,447)	$(2,313)
100 basis point decrease	$1,477	$2,301

Credit Facilities and Securities Sold Under Repurchase Agreements. As of September 30, 2020 and December 31, 2019, we were exposed to interest rate risk on $18.5 million and $387.3 million of funding under the Personal Loan and Auto Loan Warehouse Credit Facilities, $0.0 million and $60.0 million of funding under the Revolving Facility, and $101.7 million and $140.2 million of funding under our repurchase agreements, respectively. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are generally tied to LIBOR.

The following table presents the impact to the annualized interest expense related to our credit facilities and securities sold under repurchase agreements due to a hypothetical change in the one-month LIBOR rate as of September 30, 2020 and December 31, 2019:

	Credit Facilities and Securities Sold Under Repurchase Agreements
	September 30, 2020	December 31, 2019
Carrying value	$120,159	$587,453
One-month LIBOR
100 basis point increase	$1,202	$5,875
100 basis point decrease	$(1,202)	$(5,875)

Cash and Cash Equivalents. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $445.2 million and $243.8 million, respectively. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

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

Loans Invested in by the Company. As of September 30, 2020 and December 31, 2019, we were exposed to credit performance risk on $239.9 million and $766.0 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in credit loss rates as of September 30, 2020 and December 31, 2019:

	Loans Invested in by the Company
	September 30, 2020	December 31, 2019
Fair value	$239,900	$766,048
Credit loss rates
10 percent increase	$(2,938)	$(9,558)
10 percent decrease	$2,858	$9,469

Asset-backed Securities Related to Structured Program Transactions. As of September 30, 2020 and December 31, 2019, we were exposed to credit performance risk on $167.7 million and $220.1 million of asset-backed securities related to Structured Program transactions, respectively, including securities pledged as collateral. The following table presents the impact to the fair value of asset-backed securities related to Structured Program transactions due to a hypothetical change in credit loss rates as of September 30, 2020 and December 31, 2019:

	Asset-backed Securities Related to Structured Program Transactions
	September 30, 2020	December 31, 2019
Fair value	$167,721	$220,135
Credit loss rates
10 percent increase	$(3,961)	$(4,326)
10 percent decrease	$3,855	$4,285

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2020, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the

LENDINGCLUB CORPORATION

SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to COVID-19.

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

LENDINGCLUB CORPORATION

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

Further, our compliance with measures to contain the spread of or otherwise related to COVID-19 has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key vendors and counterparties, for an indefinite period of time. To keep our employees safe and secure, we have temporarily closed our physical work spaces, instituted additional paid leave policies and leveraged technology to enable remote working. The disruptions caused by COVID-19 may result in inefficiencies and delays in product development, marketing, operations and customer service efforts that we cannot fully mitigate. Further, especially given our reduction in workforce by approximately 460 employees due to COVID-19, employee attrition or unavailability (for health reasons or otherwise) may adversely impact our operations and ability to execute on company initiatives and strategy.

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

LENDINGCLUB CORPORATION
(Registrant)

Date:	November 5, 2020	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	November 5, 2020	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer