Form 10-K
period 2020-12-31
LendingClub Corp
filed 2021-03-11
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $278,428,673 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 26, 2021, there were 93,550,219 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2020

LENDINGCLUB CORPORATION
Except as the context requires otherwise, as used herein, “LendingClub,” “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its consolidated subsidiaries and consolidated variable interest entities (VIEs), including:
•LendingClub Bank, National Association (the Bank)
•Various entities established to facilitate loan sale transactions under LendingClub’s Structured Program, including sponsoring asset-backed securities transactions and Certificate Program transactions, where certain accredited investors and qualified institutional buyers have the opportunity to invest in senior and subordinated securities backed by a pool of unsecured personal whole loans.
•LC Trust I (the LC Trust), an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates issued by the LC Trust and that are related to specific underlying loans for the benefit of the investor.

Forward-Looking Statements

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and the impact on our business. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

These forward-looking statements include, among other things, statements about:
•our ability to integrate the Bank and the timing and ability to realize the expected financial and strategic benefits of the acquisition;
•our ability, following our acquisition of the Bank, to attract new members, to expand our product offerings, to improve revenue and generate recurring earnings, to capture expense benefits, to increase resiliency, and to enhance regulatory clarity;
•our ability to address stricter or heightened regulatory or supervisory requirements and expectations;
•our compliance with applicable local, state and Federal laws, regulations and regulatory developments or court decisions affecting our business;
•the impact of COVID-19 and our ability to effectuate and the effectiveness of certain operational and strategy initiatives in light of COVID-19;
•our ability to successfully navigate the current economic climate;
•our ability to sustain the business under adverse circumstances;
•the effects of natural disasters, public health crises, acts of war or terrorism and other external events on our customers and business;
•the impact of changes in laws or the regulatory or supervisory environment, including as a result of legislation, regulation, policies or changes in government officials or other personnel;
•the impact of changes in monetary, fiscal, or trade laws or policies, including as a result of actions by governmental agencies, central banks, or supranational authorities;
•the impact of new accounting standards or policies, including the Current Expected Credit Loss (CECL) standard;
•results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, increase our allowance for loan losses, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits;
•our ability to maintain an enterprise risk management framework that is effective in mitigating risk;

LENDINGCLUB CORPORATION
•our ability to effectively manage capital or liquidity to support our evolving business or operational needs, while remaining compliant with regulatory or supervisory requirements and appropriate risk-management standards;
•our ability to attract and retain loan borrowers;
•our ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund our activities;
•the impact of changes in consumer spending, borrowing and saving habits;
•the impact of the continuation of or changes in the short-term and long-term interest rate environment;
•the ability of borrowers to repay loans and the plans of borrowers;
•our ability to maintain investor confidence in the operation of our platform;
•our ability to retain existing and secure new or additional sources of investor commitments for our platform;
•the performance of our loan products and expected rates of return for investors;
•platform volume, pricing and balance;
•the effectiveness of our platform’s credit scoring models;
•our ability to innovate and the adoption and success of new products and services;
•the adequacy of our corporate governance, risk-management framework, compliance programs;
•the impact of and our ability to resolve pending litigation and governmental inquiries and investigations;
•the use of our own capital to purchase loans, the impact of holding loans on and our ability to sell loans off our balance sheet;
•our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between the interim period and full year results;
•our ability, and that of third-party vendors, to maintain service and quality expectations;
•capital expenditures;
•our compliance with contractual obligations or restrictions;
•the potential impact of macro-economic developments, including recessions or other adverse circumstances;
•our ability to develop and maintain effective internal controls;
•our ability to recruit and retain quality employees to support current operations and future growth;
•changes in the effectiveness and reliability of our information technology and computer systems, including the impact of any security or privacy breach; the impact of expense initiatives and our ability to control our cost structure;
•our ability to manage and repay our indebtedness; and
•other risk factors listed from time to time in reports we file with the SEC.

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

LENDINGCLUB CORPORATION
PART I

Item 1. Business

Introduction

LendingClub was founded in 2006 to transform the banking industry by leveraging technology, data science and a marketplace model. We started by bringing a traditional credit product, the installment loan, into the digital age and became the largest provider of unsecured personal loans in the United States. On February 1, 2021, LendingClub completed the acquisition of Radius Bancorp, Inc. (Radius), whereby LendingClub became a bank holding company and formed LendingClub Bank, National Association (the Bank) as its wholly-owned subsidiary, through which we will now operate the vast majority of our business. With the acquisition, we combined the complementary strengths of the Company’s digital lending capabilities with an award-winning digital bank. LendingClub’s customers, or our “members”, can gain access to a broader range of financial products and services designed to help them digitally manage their lending, spending and savings. Since 2007, more than 3 million individuals have become members, and thereby joined the Club, to help reach their financial goals. With the capabilities Radius possesses, the Company intends to enhance consumer engagement by offering a broader range of products and services aimed at supporting our members and further improving their financial health. In addition to serving our members, the acquisition of Radius enables us to offer products and services to commercial customers, as well as to continue to serve the broad range of institutional investors for our unsecured personal loans and auto loans (Consumer Loans), and for our patient and education finance loans.

We anticipate that additional strategic and financial benefits of the Radius acquisition will include:
•Increased resiliency with access to stable, low-cost deposit funding replacing higher-cost and more volatile third-party warehouse funding;
•Increased and more stable revenue driven by increased net interest income from Consumer Loans held for investment;
•Expense benefits by capturing the fees that were historically paid to our third-party issuing banks; and
•Ability to attract new members and deepen relationships with existing members through the addition of banking services that leverage LendingClub’s marketing and brand strengths.

Our business model and competitive advantages

LendingClub Bank offers key business model and competitive advantages over both traditional banks and fintech marketplaces, which include:
•Data analytics that drive a superior customer experience and underwriting results. We serve members across the credit spectrum and have facilitated more than $60 billion of loans to over 3 million members since the Company was founded. Our interactions with members have allowed us to capture billions of cells of performance and behavioral data across thousands of attributes, which we use to continually refine our pricing and underwriting algorithms. By leveraging vast amounts of data and continually refining our underwriting models, we believe we are able to assess credit risk more effectively compared to traditional scoring models, allowing us to generate savings for members and also enabling us to approve more members for loans. In addition, we believe our access to data and robust marketing analytics promote efficiency when we generate and convert demand, driving lower customer acquisition costs.
•Strong customer loyalty and engagement. Our efficient marketplace model enables us to generate savings for a broad range of borrowers across the credit spectrum by matching them with the lowest available cost of funding provided by our platform investors. Our scalable technology platform, customer service culture and effective use of data and analytics enables us to efficiently originate loans. Our high net promoter score reflects the strong affinity our members have for our brand. With the acquisition of Radius, we are able to offer additional banking services designed to deliver even more savings, driving increased customer loyalty and engagement.

LENDINGCLUB CORPORATION
•Operating and funding efficiency. With LendingClub as the originating bank, we save on fees that we historically paid third-party issuing banks. With access to low-cost deposits and by retaining a portion of our loan originations for investment, we expect to generate an attractive stream of recurring revenue. In addition to improving our loan-level economics, we expect our banking capabilities will also substantially increase the resiliency of our business with access to more stable deposit funding.

With respect to investors, we primarily compete with other investment vehicles and asset classes, such as equities, bonds and short-term fixed income securities. LendingClub’s key competitive advantages include:
•Portfolio diversification. Unsecured personal and auto loans can offer duration, geographic and/or asset diversification to investors.
•Generating competitive risk-adjusted returns. The data analytics and underwriting results of our marketplace platform enable us to generate competitive risk-adjusted returns for investors. We believe that the risk-adjusted returns generated by our loans compare favorably to alternative investment options.

Our loan origination and deposit gathering model

Our sales and marketing efforts are designed to attract and retain customers and build brand awareness. We use an array of marketing channels and constantly seek to improve and optimize the borrower experience, both on- and offline, to achieve efficiency and high levels of customer satisfaction.

We attract and retain members through online advertising, online aggregation partners, direct mail and other channels (including search engines, social media, and strategic relationship referrals) and this continues to drive growth in our customer base. Our growing member base often returns directly to LendingClub if they need another loan, which increases the lifetime value of our members while helping them improve their financial health.

Once a loan application is received, our efficient and automated processes enable us to present the applicant with various loan options, including the term, rate and amount for which the applicant qualifies. After the applicant selects their personalized financing option and completes the application process, we may perform additional verifications on the applicant. Once any verifications are completed and a loan has been funded, the Bank originates and issues proceeds of the loan to the borrower, net of the origination fee charged and retained by us.

Through the acquisition of Radius, we obtained commercial and consumer lending and deposit relationships as well as Banking-as-a-Service (BaaS) capabilities, through which we can offer certain of our products and services to third-parties. For depositors, we offer an award-winning digital experience, customer friendly features such as ATM fee rebates, rewards and competitive interest rates. Our commercial lending business includes commercial and industrial loans, commercial real estate loans, small business loans and equipment loans and leases. Commercial loans are originated through relationship managers who maintain and build relationships with businesses across the country. We underwrite loans based on the credit worthiness of commercial clients, including an assessment of cash flows, or underlying value of collateral such as equipment or real estate. Consumer loans acquired from Radius included residential mortgage loans and yacht loans.

Prior to acquiring Radius and establishing the Bank, our issuing bank for Consumer Loans was WebBank, a Utah-chartered industrial bank, member Federal Deposit Insurance Corporation (FDIC). Our issuing banks for education and patient finance loans will remain NBT Bank and Comenity Capital Bank, which originate and service such loans. For our role in facilitating loan originations, we recognize transaction fees paid by the issuing banks and education and patient service providers once the loan is issued and the proceeds are delivered to the borrower.

LENDINGCLUB CORPORATION
Our marketplace and our members

Borrowers

Our marketplace originates unsecured personal loans that are primarily used to refinance credit card balances, make major purchases (including home improvement, education and healthcare costs) or for other purposes. We also originate secured loans that are primarily used to refinance auto loans.

Borrowers applying for loans through our programs must meet certain minimum credit requirements, including a minimum FICO score, satisfactory debt-to-income ratios, satisfactory credit history and a limited number of credit inquiries in the previous six months. After an automated credit scoring and decisioning process, we offer loans to approved applicants. Our personal loans generally have loan amounts between $1,000 to $40,000, with maturities of three or five years, fixed interest rates, monthly amortizing payments, and no prepayment penalties. For auto loans, loan amounts are between $4,000 to $55,000, with maturities ranging between two to seven years, monthly amortizing payments, and no prepayment penalties. Loans originated through our platform do not have interest rates or annual percentage rates in excess of 36%, which is often regarded as a benchmark for responsible lending.

We offer borrowers multiple features to lower their cost of debt and enhance their financial health, including balance transfers where a borrower’s existing credit card debt is paid down and the loan is consolidated into a fixed-rate term loan, and joint applications where borrowers may receive a better rate when they jointly apply for a personal loan.

Loan Investors

Our Consumer Loans are either: (i) sold to investors or (ii) retained by the Bank. Our commercial loans are retained by the Bank.

Loan Sales (Marketplace Activity): Certain institutional investors, such as banks, asset managers, insurance companies, hedge funds and other large non-bank investors, seek to invest in our Consumer Loans. To meet this need, we sell loans to these investors through loan purchase and sale agreements.

LendingClub Bank: The Bank funds loans directly with its own capital and deposits and retains the loans for investment.

Prior to the acquisition of Radius, our loan investors also purchased loans through:

Retail Notes. Investors were able to purchase LendingClub Member Payment Dependent Notes (Retail Notes), which were securities for which cash flows to investors were dependent upon principal and interest payments made by borrowers of certain unsecured personal loans. As of December 31, 2020, LendingClub ceased offering and selling Retail Notes. The total balance of outstanding Retail Notes will continue to decline as underlying borrower payments are made. The Company does not share in any interest rate or credit risk on the related loans.

Structured Program Transactions. Prior to the first quarter of 2020, we also sold loans through Structured Programs, which included asset-backed securitization transactions and Certificate Program transactions. The Company continues to be required to retain a portion of the securities from these transactions.

Seasonality

Historically, personal loan volume on our platform is generally lower in the first quarter of the year, primarily due to seasonality of borrower behavior. Additionally, in the fourth quarter of the year, we typically observe fluctuations in marketing effectiveness and borrower behavior due to the holidays, which can impact volume. These seasonal

LENDINGCLUB CORPORATION
trends contribute to fluctuations in our operating results and operating cash flow. However, we may not observe such trends due to the impact of COVID-19.

Revenue

Prior to the acquisition, we facilitated loan originations by connecting borrowers with investors through our online lending marketplace platform. However, we relied on third-party issuing banks to originate and fund loans initiated by borrowers, which were then sold to investors. Following the acquisition, the Bank became the originator and lender for our Consumer Loans. As discussed above, we fund our Consumer Loan originations through the Company’s marketplace by either selling loans directly to third-party purchasers or investing our own capital in originated loans and holding those loans for investment.

As the originator of Consumer Loans, origination fees from loans held for sale (HFS) will be recorded as a component of marketplace lending revenue. Marketplace lending revenue will also include servicing revenue associated with loan sales. Origination fees and costs from loans held for investment (HFI) will be amortized through interest income over the life of the loans, and the expected credit losses reflected as a charge through earnings. The lifetime estimated credit losses on HFI loans will be initially recognized through earnings when such loans are originated or otherwise acquired, while the interest received will be recognized according to the loan’s contractual payment terms. Due to this timing difference between credit losses taken through earnings and actual charge-offs, we expect earnings to be disproportionately impacted in the near term from the expected organic growth in our HFI loan portfolio before benefiting from higher levels of interest income in later periods.

Prior to the acquisition of Radius, our primary sources of revenue consisted of transaction fees that were paid to us by issuing banks to facilitate loan originations, net interest income and fair value adjustments on loans invested in by the Company, investor fees that compensated us for the costs we incurred in servicing loans, and a gain or loss on sales of loans.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of our revenue streams prior to the acquisition of Radius.

Competition

The financial services industry is highly competitive, rapidly changing, highly innovative and subject to regulatory scrutiny and oversight. We compete with financial services providers such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, investment banks and mutual fund companies. We also face increased competition from non-bank institutions such as online and marketplace lending companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

See “Item 1A. Risk Factors – Substantial and increasing competition in our industry may harm our business” for further discussion of the potential impact of competition on our business.

Regulation and Supervision

General

The U.S. financial services and banking industry is highly regulated. The bank regulatory regime is intended primarily for the protection of customers, the public, the financial system and the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC), rather than our shareholders or creditors.

LENDINGCLUB CORPORATION
The legal and regulatory regime affects virtually all aspects of our operations. Statutes, regulations and policies govern, among other things, the scope of activities that we may conduct and the manner in which we may conduct them; our business plan and growth; our board, management, and risk management infrastructure; the type, terms, and pricing of our products and services; our loan and investment portfolio; our capital and liquidity levels; our reserves against deposits; our ability to pay dividends, buy-back stock or distribute capital; and our ability to engage in mergers, acquisitions and other strategic initiatives. The legal and regulatory regime is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations or through shifts in policy, implementation or enforcement. Changes are difficult to predict and could have significant effects on our business.

The material regulatory requirements that are applicable to us and our subsidiaries are summarized below. The description below, as well as other descriptions of laws and regulations in this Report, is not intended to summarize all laws and regulations applicable to us and our subsidiaries, and is based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Report.

Regulatory Framework

We are subject to regulation and supervision by multiple regulatory bodies. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (BHCA) and is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Board of Governors of the Federal Reserve System (FRB). The FRB’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.

As a national bank, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency (OCC). The OCC charges fees to national banks, including the Bank, in connection with its supervisory activities.

The Bank’s deposits are insured by the Deposit Insurance Fund (DIF) of the FDIC up to applicable legal limits. As an FDIC-insured depository institution, the Bank is subject under certain circumstances to supervision, regulation and examination by the FDIC. The FDIC charges deposit insurance assessments to FDIC-insured institutions, including the Bank, to fund and support the DIF. The rate of these deposit insurance assessments is based on, among other things, the risk characteristics of the Bank. The FDIC has the power to terminate the Bank’s deposit insurance if it determines the Bank is engaging in unsafe or unsound practices. Federal banking laws provide for the appointment of the FDIC as receiver in the event the Bank were to fail, such as in connection with undercapitalization, insolvency, unsafe or unsound condition or other financial distress. In a receivership, the claims of the Bank’s depositors (and those of the FDIC as subrogee of the Bank) would have priority over other general unsecured claims against the Bank.

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. The Company’s common stock is listed on the New York Stock Exchange (NYSE) under the trading symbol “LC” and therefore the Company is also subject to the rules of the NYSE for listed companies.

Broad Powers to Ensure Safety and Soundness

A principal objective of the U.S. bank regulatory system is to ensure the safety and soundness of banking organizations. Safety and soundness is a broad concept that includes financial, operational, compliance, and reputational considerations, including matters such as capital, asset quality, quality of board and management oversight, earnings, liquidity, and sensitivity to market and interest rate risk. As part of its commitment to maintain safety and soundness, at the time the Company acquired the Bank, the Bank entered into an Operating Agreement with the OCC (the Operating Agreement). The Operating Agreement sets forth key parameters within which the

LENDINGCLUB CORPORATION
Bank must operate, such as with respect to its business plan, minimum capital, directors and senior executive officers, risk management and compliance.

The banking and financial regulators have broad examination and enforcement authority. The regulators require banking organizations to file detailed periodic reports and regularly examine the operations of banking organizations. Banking organizations that do not meet the regulators’ supervisory expectations can be subjected to increased scrutiny and supervisory criticism. The regulators have various remedies available, which may be public or of a confidential supervisory nature, if they determine that an institution’s condition, management, operations or risk profile is unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:
•require affirmative actions to correct any violation or practice;
•issue administrative orders that can be judicially enforced;
•direct increases in capital;
•direct the sale of subsidiaries or other assets;
•limit dividends and distributions;
•restrict growth and activities;
•assess civil monetary penalties;
•remove officers and directors; and
•terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject us and our subsidiaries or their officers, directors and institution-affiliated parties to the remedies described above and other sanctions.

Limits on Activities and Approval Requirements

The BHCA generally restricts the Company’s ability, directly or indirectly, to engage in, or acquire more than 5% of any class of voting securities of a company engaged in, activities other than those determined by the FRB to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Act expanded the scope of permissible activities to include those that are financial in nature or incidental or complementary to a financial activity for a bank holding company that elects to be a financial holding company, which requires the satisfaction of certain conditions. We have not elected financial holding company status.

The bank regulatory regime, including through the Operating Agreement, requires that we obtain prior approval of one or more regulators for various initiatives or corporate actions, including acquisitions or minority investments, the establishment of branches, certain changes to our board or senior management, certain dividends or capital distributions, and significant deviations from the Bank’s previously approved business plan. Regulators take into account a range of factors in determining whether to grant a requested approval, including the supervisory status of the applicant and its affiliates. Thus, there is no guarantee that a particular proposal by us would receive the required regulatory approvals.

The Community Reinvestment Act (CRA) requires federal banking regulators, in their review of certain applications by banking organizations, to take into account the applicant’s record in helping meet the credit needs of its community, including low- and moderate-income neighborhoods. The Bank is subject to periodic examination under the CRA by the OCC, which will assign ratings based on the methodologies set forth in its regulations and guidance. Less favorable CRA ratings, or concerns raised under the CRA, may adversely affect the Bank’s ability to obtain approval for certain types of applications.

LENDINGCLUB CORPORATION
Company as Source of Strength for the Bank

Federal law and FRB policy require that a bank holding company serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Thus, if the Bank were to be in financial distress or to otherwise be viewed by the regulators as in an unsatisfactory condition, then the regulators could require the Company to provide additional capital or liquidity support, or take other action, in support of the Bank, even if doing so is not otherwise in the best interest of the Company.

Regulatory Capital Requirements and Prompt Corrective Action

The banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain a specified level of capital relative to the amount and types of assets they hold. While capital can serve as an important cushion against losses, higher capital requirements can also adversely affect an institution’s ability to grow and/or increase leverage through deposit-gathering or other sources of funding.

The Company and the Bank are each subject to generally similar capital requirements adopted by the FRB and the OCC, respectively. These requirements establish required minimum ratios for common equity Tier 1 (CET1) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum required capital ratios in order to avoid certain limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses; and define what qualifies as capital for purposes of meeting the capital requirements. Specifically, the capital thresholds in order to be regarded as a well-capitalized institution under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations are as follows: a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%.

The regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums. In this regard, and unless otherwise directed by the OCC, we have made commitments for the Bank to maintain a common equity Tier 1 risk-based capital ratio of 11%, a Tier 1 risk-based capital ratio above 11%, a total risk-based capital ratio above 13% and a Tier 1 leverage ratio of 11% for a minimum of three years following its formation.

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as an institution’s condition deteriorates and its PCA capitalization category declines. Among other things, institutions that are less than well-capitalized become subject to increasingly stringent restrictions on their ability to accept and/or rollover brokered deposits.

In addition to capital requirements, depository institutions are required to maintain non-interest bearing reserves at specified levels against their transaction accounts and certain non-personal time deposits.

Regulatory Limits on Dividends and Distributions

The ability of the Company or the Bank to pay dividends, buy back stock and make other capital distributions is limited by regulatory capital rules and other aspects of the regulatory regime. For example, a policy statement of the FRB provides that, among other things, a bank holding company generally should not pay dividends if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

Dividends and capital distributions by the Bank are also limited by the regulatory regimes. For example, the Operating Agreement requires the Bank to obtain a prior written determination of non-objection from the OCC

LENDINGCLUB CORPORATION
before declaring any dividend. Taking into account a wide range of factors, the OCC may object and therefore prevent the Bank from paying dividends to the Company. Other laws and regulations generally applicable to national banks also limit the amount of dividends and capital distributions that may be made by a national bank and/or require prior approval of the OCC. Because substantially all of our business activities, income and cash flow are expected to be generated by the Bank, an inability of the Bank to pay dividends or distribute capital to the Company would adversely affect the Company’s liquidity.

Consumer Protection

We are subject to a broad array of federal, state and local laws and regulations that govern almost every aspect of our business relationships with consumers. These laws relate to, among other things, the content and adequacy of disclosures, pricing and fees, fair lending, anti-discrimination, privacy, cybersecurity, usury, mortgages and housing finance, lending to service members, escheatment, debt collection, loan servicing, collateral secured lending, and unfair, deceptive or abusive acts or practices.

The Consumer Financial Protection Bureau (CFPB) is generally responsible for rulemaking with respect to certain federal laws related to the provision of financial products and services to consumers. In addition, the CFPB has examination and primary enforcement authority with respect to federal consumer financial protection laws with respect to banking organizations with assets of $10 billion or more. The Bank has assets less than $10 billion; therefore, we are not currently subject to the examination and primary enforcement jurisdiction of the CFPB. However, many consumer protection rules adopted or amended by the CFPB do apply to us and are the subject of examination and enforcement with respect to us by the FRB and OCC.

If we fail to comply with these laws and regulations, we may be subject to significant penalties, judgments, other monetary or injunctive remedies, lawsuits (including putative class action lawsuits and actions by state and local attorneys general or other officials), customer rescission rights, supervisory or enforcement actions, and civil or criminal liability.

Anti-Money Laundering, Sanctions and Financial Crime

We are subject to a wide range of laws related to anti-money laundering (AML), economic sanctions and prevention of financial crime, including the Bank Secrecy Act, the USA PATRIOT Act and economic sanctions programs. We are required to, among other things, maintain an effective anti-money laundering and counter-terrorist compliance program, identify and file suspicious activity and currency transaction reports, and block transactions with sanctioned persons or jurisdictions. Compliance with these laws requires significant investment of management attention and resources. These laws are enforced by a number of regulatory authorities, including the FRB, OCC, Office of Foreign Assets Control, the Financial Crimes Enforcement Network, the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. Failure to comply with these laws, or to meet our regulators’ supervisory expectations in connection with these laws, could subject us to supervisory or enforcement action, significant financial penalties, criminal liability and/or reputational harm.

Third-Party Relationship Risk Management

We utilize third-party service providers to perform a wide range of operations and other functions, which may present various risks. Our regulators will expect us to maintain an effective program for managing risk arising from third-party relationships, which should be commensurate with the level of risk and complexity of our business and our third-party relationships. If not managed effectively, the use of third-party service providers may expose us to risks that could result in regulatory action, financial loss, litigation, and reputational harm.

Privacy, Information Technology and Cybersecurity

We are subject to various laws related to the privacy of consumer information. For example, the Company and its subsidiaries are required under federal law periodically to disclose to their retail clients the Company’s policies and

LENDINGCLUB CORPORATION
practices with respect to the sharing of nonpublic client information with their affiliates and others, and the confidentiality and security of that information. In some cases, the Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and the Bank must allow a consumer to opt out of the Bank’s sharing of information with its affiliates for marketing and certain other purposes. We are also subject to laws and regulatory requirements related to information technology and cybersecurity. For example, the Federal Financial Institutions Examination Council (FFIEC), which is a council comprised of the primary federal banking regulators, has issued guidance and supervisory expectations for banking organizations with respect to information technology and cybersecurity. Our regulators regularly examine us for compliance with applicable laws, and adherence to industry best practices, with respect to these topics. For example, they will evaluate our security of user and customer credentials, business continuity planning, and the ability to identify and thwart cyber-attacks.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our clients are located.

Limitations on Transactions with Affiliates and Loans to Insiders

Banks are subject to restrictions on their ability to conduct transactions with affiliates and other related parties under federal banking laws. For example, federal banking laws impose quantitative limits, qualitative requirements, and collateral standards on certain extensions of credit and other transactions by an insured depository institution with, or for the benefit of, its affiliates. In addition, most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party. Federal banking laws also impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal shareholders (including the Company) and their related interests. In addition, purchases and sales of assets between an insured depository institution and its executive officers, directors, and principal shareholders may also be limited under such laws. The Sarbanes-Oxley Act generally prohibits loans by public companies to their executive officers and directors. However, there is a specific exception for loans by financial institutions, such as the Bank, to its executive officers and directors that are made in compliance with federal banking laws.

Acquisition of a Significant Interest in the Company

Banking laws impose various regulatory requirements on parties that may seek to acquire a significant interest in the Company. For example, the Change in Bank Control Act of 1978 would generally require that any party file a formal notice with, and obtain non-objection of, the FRB prior to acquiring (directly or indirectly, whether alone or acting in concert with any other party) 10% or more of any class of voting securities of the Company. Further approval requirements and significant ongoing regulatory consequences would apply to any company that (directly or indirectly, whether alone or as part of an association with another company) seeks to acquire “control” of the Company or the Bank for purposes of the BHCA. The determination whether a party “controls” a depository institution or its holding company for purposes of these laws is based on applicable regulations and all of the facts and circumstances surrounding the investment.

Certain Regulatory Developments Relating to the COVID-19 Pandemic CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was passed by Congress and signed into law by the President. Below is a brief overview of some of the provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and the Bank.

LENDINGCLUB CORPORATION

Paycheck Protection Program (PPP). A principal provision of the CARES Act amended the Small Business Administration’s (SBA) loan program to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations, and self-employed persons during the COVID-19 pandemic. On June 5, 2020, the Paycheck Protection Program Flexibility Act (PPPFA) was signed into law, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020 was signed. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Temporary Regulatory Capital Relief related to Impact of Current Expected Credit Loss (CECL). Concurrent with enactment of the CARES Act, federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on borrowings and changes in reserve requirements with respect to deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. The FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. We cannot predict the nature of future monetary policies and the effect of such policies on its business and earnings.

Issuing Bank Model

As disclosed above, prior to acquiring Radius and establishing the Bank, our issuing bank for unsecured personal and auto loans was WebBank, a Utah-chartered industrial bank. Our issuing banks for education and patient finance loans will remain NBT Bank and Comenity Capital Bank, which originate and service such loans. NBT Bank is subject to oversight by the OCC and Comenity Capital Bank is subject to oversight by the FDIC and the Utah Department of Financial Institutions. These authorities impose obligations and restrictions on our activities and the loans facilitated through our lending marketplace through issuing banks, and there has been challenges to the ability of an FDIC-insured depository institution to "export" interest rates permitted by the laws of the state where the bank is located, regardless of the usury limitations imposed by the laws of the state of the borrower’s residence.

The Second Circuit’s 2015 decision in Madden v. Midland Funding, LLC has led to an increase in inquiries, regulatory proceedings and litigation challenging or raising issues relating to the application of state usury restrictions and limitations and lending arrangements where a bank or other third party has made a loan and then sells and assigns it. In May 2020, the OCC issued a rule clarifying that interest on a loan that is lawful under federal law for national banks and federal savings associations remains lawful upon the sale, assignment or other transfer of the loan. The FDIC issued a similar rule in June 2020 applicable to FDIC insured state-chartered banks. Additionally, in October 2020, the OCC issued a rule clarifying that when a national bank or federal savings association makes a loan it is the “true lender” in the context of a partnership between the bank and a third party if, as of the date of origination, it is named as the lender in the loan agreement or funds the loan. It is unclear what impact the position of the OCC or FDIC, or the rules they have promulgated, will have on existing or future litigation or regulatory proceedings involving arguments of federal preemption of state usury laws.

LENDINGCLUB CORPORATION

For more information on how the regulatory environment, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our business see “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance.”

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

Human Capital

The Company and its consolidated subsidiaries had 1,030 employees and contract employees as of December 31, 2020, all of whom were located in the United States. Our workforce is reduced from 1,538 employees and contract employees as of December 31, 2019, with much of the reduction coming from a restructuring plan in April 2020 to address the impact of COVID-19 on the Company’s business by repositioning the Company’s expense base to better reflect the reduction in loan volume and better position the Company for profitability and achieving its strategic goals. The restructuring plan included workforce reductions affecting approximately 460 employees. More recently, on February 1, 2021, we added 195 employees through our acquisition of Radius.

Our success depends, in large part, on our ability to recruit, develop, motivate and retain employees with the skills to execute our long-term strategy. We compete in a competitive market for talent and aim to distinguish ourselves by offering our employees the opportunity to make a meaningful positive impact on the finances of Americans in an innovative technology oriented environment, while offering competitive compensation and benefits. Our compensation programs consist primarily of base salary, corporate bonus and equity awards. We periodically conduct pay equity surveys to ensure our compensation programs are applied equitably across our workforce. Our benefits programs consist of comprehensive health, dental and welfare benefits, including a 401(k) matching program and online mental health tools. In connection with our COVID-19 restructuring plan, we temporarily reduced the base salaries of many of our employees (including our entire executive team). This reduction in base salaries was reverted on January 1, 2021, as our business stabilized and began to recover.

We are committed to advancing a safe work environment for our employees. We adhere, and expect all of our employees to adhere, to our Code of Business Conduct and Ethics, which, among other things, sets forth numerous policies designed to provide for a safe, ethical, respectful and compliant work environment. During the COVID-19 pandemic, our commitment to our employees has been put into action. One of the principles that has guided and continues to guide our decision-making during the COVID-19 pandemic is keeping our employees safe. With that principle in mind, in March 2020, we rapidly and effectively implemented a work from home program and nearly our entire workforce continues to work exclusively from home. We have continued to keep our physical offices closed as we monitor national and local conditions and guidelines.

Diversity and inclusion are core to our corporate culture and we continue to make efforts and strides to improve the diversity of talent within the financial services industry. We treat diversity and inclusion as an important consideration when making hiring decisions and appointments to our Board of Directors. We offer anti-racism, inclusive hiring and breaking bias trainings. Further, we have a program specifically designed to provide female employees leadership tools and opportunities and development program for under-represented individuals that

LENDINGCLUB CORPORATION
focuses on both professional and personal growth. We continue to undertake measures to enhance our efforts with respect to diversity and inclusion. As of December 31, 2020, our workforce was 42% female and 49% non-white.

Available Information

Our website address is www.lendingclub.com. At our investor relations website, ir.lendingclub.com, we make available free of charge the following information and capabilities:
•Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC;
•Press releases, including with respect to our quarterly earnings;
•Announcements of public conference calls and webcasts;
•Corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, committee charters, business conduct and ethics policy, and other governance-related policies;
•Other news and market data that we may post from time to time that investors might find useful or interesting; and
•Opportunity to sign up for email notifications.

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

Risk Factors Summary

Our business is subject to a number of risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to:

Risks Related to Regulation, Supervision and Compliance

•operating within the bank regulatory regime and to the satisfaction of the banking regulators;
•our compliance with applicable laws and regulations (including foreign laws);
•the adequacy of our allowance for loan losses;
•operating within capital and liquidity regulations and requirements;
•the impact of any changes to the legal and regulatory regime;
•our participation in the Federal Paycheck Protection Program; and
•the adequacy and effectiveness of our risk management framework.

Risks Related to Operating Our Business

•M&A activity, including our recent acquisition of Radius Bancorp;
•the impact of litigation and regulatory investigations;
•holding loans on our balance sheet and associated credit, liquidity and interest rate risk;
•our ability to develop and commercialize products and services;
•maintaining our deposit base;
•maintaining adequate liquidity;
•offering a breadth and volume of investment opportunities for platform investors;
•managing and the impact of fraudulent activity;
•forecasting demand for loans;
•maintaining and increasing loan originations;
•the ability of platform investors to exert influence over us;
•disruptions to the technology that powers our marketplace;
•maintaining, protecting and promoting our brand;
•our use of the issuing bank partnership model;
•breaches of certain representations and warranties made to others; and
•our ability to manage indebtedness.

Risks Related to Macroeconomic Conditions or Other External Factors

•the impact of COVID-19 and our ability to navigate the current economic environment;
•fluctuations in interest rates;
•the political environment and fiscal/monetary policies;
•a decline in overall social and economic conditions;
•the impact of natural disasters, infrastructure failures and other business interruptions; and
•negative publicity and media coverage.

LENDINGCLUB CORPORATION
Risks Related to Credit and Collections

•the accuracy and effectiveness of our credit decisioning models; and
•the effectiveness of our collections efforts.

Risks Related to Our Industry

•our ability to compete; and
•the soundness of other financial institutions.

Risks Related to Personnel and Third-Parties

•attracting and retaining employees;
•the impact of any misconduct or errors; and
•our reliance on and relationship with third-parties.

Risks Related to Data, Intellectual Property and Privacy

•security incidents, failures and bugs in our systems;
•the impact of cyber-attacks suffered by third parties;
•the collection, storage and use of personal data;
•protecting our intellectual property rights; and
•our use of open source software.

Risks Related to Tax and Accounting

•our ability to use our deferred tax asset; and
•our net loss position.

Risks Related to the Ownership of Our Common Stock

•the volatility of our stock price and fluctuations in quarterly results;
•future equity dilution;
•our anti-takeover provisions and restrictions in accumulating a position in the Company;
•the availability and content of research and reports by analysis; and
•our intention to not pay dividends in the foreseeable future.

RISKS RELATED TO REGULATION, SUPERVISION AND COMPLIANCE

We operate in a highly regulated environment that affects virtually all aspects of our operations, and the need to comply with applicable laws, regulations and supervisory expectations can materially impact our business, financial condition and results of operations

We are subject to extensive regulation, supervision and legal requirements that affect virtually all aspects of our operations. The regulatory regime governing banking organizations is generally intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, not our shareholders or creditors. See “Item 1. Business – Regulation and Supervision” for information on the regulation and supervision framework which governs our Company and its activities.

LENDINGCLUB CORPORATION
We are regularly examined and inspected by our regulators, including the FRB and OCC. Our regulators have extensive authority and discretion in their interpretation, implementation, supervision and enforcement of the regulatory regime, including on matters related to:
•dividends or capital distributions by the Bank or the Company;
•capital and liquidity requirements applicable to us, including the imposition of requirements more stringent than those required under generally applicable laws;
•the types and terms of products we offer, activities we may conduct or investments we may make;
•the composition, risk characteristics, potential adverse classification, allowance and risk reserves in connection with our loans or other assets;
•our deposit-gathering and other funding sources;
•the quality of our board and management oversight;
•the effectiveness of our risk management and compliance programs, including with respect to consumer protection, information technology, cybersecurity, third-party risk management, anti-money laundering and sanctions;
•the Bank's commitment to helping meet the credit needs of low- and moderate-income neighborhoods under the Community Reinvestment Act of 1967;
•their willingness to approve applications, such as for changes in our business plan, the establishment of new branches, the commencement of new activities, or the conduct of mergers and acquisitions; and
•our rate of growth and other expansionary or strategic initiatives.

The Company became a bank holding company on February 1, 2021, with its acquisition of the Bank, and therefore has only recently become subject to the bank regulatory regime. We must devote substantial time and resources to compliance and meeting our regulators' supervisory expectations, which may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.

Failure to comply with applicable laws, regulations or commitments, or to satisfy our regulators' supervisory expectations, could subject us to, among other things, supervisory or enforcement action, which could adversely affect our business, financial condition and results of operations.

If we do not comply with applicable laws, regulations or commitments, if we are deemed to have engaged in unsafe or unsound conduct, or if we do not satisfy our regulators' supervisory expectations, then we may be subject to increased scrutiny, supervisory criticism, governmental or private litigation and/or a wide range of potential monetary penalties or consequences, enforcement actions, criminal liability and/or reputational harm. Such actions could be public or of a confidential nature, and arise even if we are acting in good faith or operating under a reasonable interpretation of the law and could include, for example, monetary penalties, payment of damages or other monetary relief, restitution or disgorgement of profits, directives to take remedial action or to cease or modify practices, restrictions on growth or expansionary proposals, denial or refusal to accept applications, removal of officers or directors, prohibition on dividends or capital distributions, increases in capital or liquidity requirements and/or termination of the Bank's deposit insurance. Additionally, compliance with applicable laws, regulations and commitments requires significant investment of management attention and resources. Any failure to comply with applicable laws, regulations or commitments could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may not be adequate to cover actual losses.

We maintain an allowance for loan losses to provide for loan defaults and non-performance. We reserve for loan losses by establishing an allowance that is based on our assessment of loan losses in our loan portfolio. Further, through its adoption of the Current Expected Credit Loss (CECL) model, the FASB has implemented a new accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our loan portfolio. Under this new model, the allowance is established to reserve for management’s best estimate of expected lifetime losses inherent in our finance receivables and loan portfolio.

LENDINGCLUB CORPORATION
The process for determining the amount of the allowance requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, the implementation of CECL, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our finance receivables and loan portfolio, changes to our loss estimation techniques including consideration of forecasted economic assumptions, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

A decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance.

We are subject to stringent capital and liquidity regulations and requirements.

LendingClub Corporation is the parent company of and a separate and distinct legal entity from the Bank. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, which could result in adverse liquidity events at either LendingClub Corporation and/or the Bank. In particular, the Bank is subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. Applicable laws and regulations, including capital and liquidity requirements, could restrict our ability to transfer funds between the Bank and LendingClub Corporation, which could adversely affect our cash flow and financial condition. Additionally, applicable laws and regulations may restrict what LendingClub Corporation is able to do with the liquidity it does possess, which may adversely affect our business and results of operations.

Bank holding companies, including the Company, are subject to capital and liquidity standards. Further, we have made certain commitments to the banking regulators which require us to hold capital incremental to the minimum required under the applicable standards, which could thereby impact the Company’s ability to invest in assets. From time to time, regulators may implement changes to these capital adequacy and liquidity requirements. If the Company fails to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, its business activities, including lending, and its ability to expand could be limited. It could also result in the Company being required to take steps to increase its regulatory capital that may be dilutive or adverse to stockholders, including limiting the Company’s ability to pay dividends to stockholders or limiting the Company’s ability to invest in assets even if deemed more desirable from a financial and business perspective.

Changes in the legal and regulatory regime could adversely affect our business, financial condition, and results of operations.

Laws, regulations and supervisory expectations, and the manner in which they are interpreted and enforced, are constantly changing. For example, governments could pass legislation or adopt policies based on changes in leadership, shifting priorities or in response to current financial conditions. We cannot predict what changes, if any, will be made to the legal and regulatory regime or the effect that such changes may have on our future business and earnings prospects. Changes to the legal and regulatory regime may require material modifications to our products, services and operations, require significant investments of management attention and resources, or expose us to potential liability for past practices. Changes to the legal and regulatory regime, such as through amendments to laws and regulations, imposition of supervisory action, or shifts in governmental or regulatory policies, practices or priorities may have a material adverse impact on our operations, including the cost to conduct business, our results of operations and what products and services we can offer.

LENDINGCLUB CORPORATION
We have participated as a lender in the Federal Paycheck Protection Program (PPP) and have certain risks attributable to lenders under PPP.

The PPP loans made by the Bank (which in this risk factor includes its predecessor entity Radius Bank) under the federal CARES Act are guaranteed by the Small Business Administration (SBA). If PPP loan funds are used by the borrower for specific purposes as provided under the PPP, the loan may be fully or partially forgiven by the SBA and the Bank will receive funds directly from the SBA. If, however, the PPP borrower fails to qualify for loan forgiveness then we may end up holding these loans at unfavorable interest rates as compared to the interest rate that we otherwise would have applied.

There was and continues to be uncertainty regarding some of the laws, rules and guidance relating to the PPP. If the SBA or other regulators determine that the Bank has not complied with all PPP laws, rules and guidance, we could be required to refund some or all of the fees related to PPP loans that we have earned or be subject to other regulatory enforcement action. Furthermore, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. Any financial liability or litigation related to the Bank’s participation in PPP could adversely impact our business, financial condition, and results of operations.

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

Finally, our risk management framework may be deemed insufficient or inadequate by our regulators, which may require that we invest additional resources into remediating any deficiencies and adversely impact our ability to operate our business until such time as the revised framework is deemed sufficient and adequate by our regulators.

Participation by non-U.S. residents on our marketplace bank may result in non-compliance with foreign laws.

From time to time, non-U.S. residents invest in loans directly through our marketplace bank. We are not experts with respect to all applicable laws in the various foreign jurisdictions from which an investor may be located, and we cannot be sure that we are complying with all applicable foreign laws. Failure to comply with such laws could result in fines and penalties payable by us, which could reduce our profitability or cause us to modify or delay planned expansions and expenditures, including investments in our growth. In addition, any such fines and penalties could create negative publicity, result in additional regulatory oversight that could limit our operations and ability to succeed, or otherwise hinder our plans to expand our business internationally.

LENDINGCLUB CORPORATION
RISKS RELATED TO OPERATING OUR BUSINESS

Our acquisitions and other strategic transactions, including our recent acquisition of Radius Bancorp, may not yield the intended benefits.

We have historically and may continue to evaluate and consider strategic transactions, combinations, acquisitions, dispositions or alliances. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be successful in negotiating favorable terms and/or consummating the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

In particular, on February 1, 2021, we acquired Radius Bancorp, Inc. (Radius) and thereby its wholly-owned subsidiary, Radius Bank. The Company anticipates that this acquisition may be transformational for the Company from both a financial and strategic perspective. However, any acquisition (including our acquisition of Radius), disposition or other strategic transactions involves risks, including:
•difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business, which may require ongoing investment in development and enhancement of additional operational and reporting processes and controls;
•inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;
•difficulties in retaining, training, motivating and integrating key personnel;
•diversion of management’s time and resources from our normal daily operations;
•difficulties in successfully incorporating licensed or acquired technology and rights into our platform;
•difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;
•difficulties in retaining relationships with customers, employees and suppliers of the acquired business;
•risks of entering markets in which we have no or limited direct prior experience;
•regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business;
•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;
•failure to successfully further develop the acquired technology;
•liability for activities of the acquired or disposed of business before the acquisition or disposition, including patent and trademark infringement claims, violations of laws, regulatory actions, commercial disputes, tax liabilities and other known and unknown liabilities;
•difficulty in separating assets and replacing shared services;
•assumption of exposure to performance of any acquired loan portfolios;
•potential disruptions to our ongoing businesses; and
•unexpected costs and unknown risks and liabilities associated with the acquisition.

Accordingly, any acquisition, disposition or other strategic transaction may not be successful, may not benefit our business strategy, may not generate sufficient revenue to offset the associated costs or may not otherwise result in the intended benefits. Additionally, it may take us longer than expected to fully realize the anticipated benefits and synergies of these transactions (including the acquisition of Radius), and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results.

The acquisition of Radius represents a significant transformation for the Company. While the Company is optimistic in its ability to integrate the Radius business and the strategic and financial opportunities the acquisition will enable, there is significant risk in the execution of the transformation and integration. For example, the Company is now subject to extensive regulation by the federal banking regulators and accordingly the Company needs to rapidly

LENDINGCLUB CORPORATION
evolve its compliance programs and ensure it has adequate processes and staffing to satisfy the applicable regulations and our regulators. Similarly in connection with the acquisition, the Company now offers a broader suite of products and services and there is a risk that there will be interruptions in the operation and support of these products and services while the Company completes the integration of the Radius business and personnel. Any failure, delay or interruptions related to this transformation and integration could adversely impact our business, financial condition, and results of operations. Finally, while the Company is undergoing this transformation and integration, certain of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Report, such as our attrition risk, compliance with the bank regulatory regime, and resolution of regulatory and compliance matters associated with our prior regulatory regime, may be heightened during this inflection point for the Company. Further, the Company is transitioning from an issuing bank partnership model to one in which it directly originates the vast majority of its loans.

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

In addition, we cannot assure you that any acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

Finally, we may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, the terms of such potential transactions may expose the Company to ongoing obligations and liabilities.

We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests.

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations such as the Telephone Consumer Protection Act (TCPA), Fair Credit Reporting Act (FCRA), Unfair and Deceptive Acts and Practices (UDAP) or Unfair, Deceptive or Abusive Acts or Practices (UDAAP) violations, government and regulatory exams, investigations, inquiries or requests, and other proceedings involving consumer protection, privacy, labor and employment, intellectual property, privacy, data protection, cyber security, securities, tax, commercial disputes, record retention and other matters. The number and significance of these claims, lawsuits, exams, investigations, inquiries and requests have increased as our business has expanded in scope and geographic reach, and our products and services have increased in complexity. We are also subject to significant litigation and regulatory inquiries, as discussed more fully in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies,” below. In particular, note that on April 25, 2018, the Federal Trade Commission (FTC) filed a complaint in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the Federal Trade Commission Act of 1914, as amended, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The FTC’s complaint also alleged a violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice.

The scope, timing, outcome, consequences and impact of claims, lawsuits, proceedings, investigations, inquiries and requests that we are subject to cannot be predicted with certainty. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. Furthermore, resolution of such claims, lawsuits, proceedings, investigations, inquiries and requests could result in substantial fines, penalties or other monetary, injunctive or declaratory relief, which may materially and adversely affect our business. These claims, lawsuits, proceedings, exams, investigations, inquiries and requests could also: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering certain features, functionalities, products or

LENDINGCLUB CORPORATION
services, (ii) limit the Company’s access to credit, (iii) result in a modification or suspension of our business practices, (iv) require us to develop non-infringing or otherwise altered products or technologies, (v) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries and requests, (vi) consume financial and other resources which may otherwise be utilized for other purposes, such as advancing the Company’s products and services, (vii) cause a breach or cancellation of certain contracts, or (viii) result in a loss of customers, investors and/or ecosystem partners, any of which may adversely affect our business and operations. Furthermore, even following the resolution of any claims, lawsuits, proceedings, exams, investigations, inquiries and requests against the Company, a regulatory enforcement agency could take action against one or more individuals or entities, which may require us to continue to incur significant expense for indemnification for any such individual or entity until such matters may be resolved. Any of these consequences could materially and adversely affect our business.

Holding loans on our balance sheet exposes us to credit, liquidity and interest rate risk, which may adversely affect our financial performance.

We may hold loans purchased by the Company or issued by the Bank for a short period or for a longer term. While these loans are on our balance sheet we earn interest on the loans, but we have exposure to the credit risk of the borrowers. In the event of a decline or volatility in the credit profile of these borrowers the value of these held loans may decline. This may adversely impact the liquidity of these loans, which could produce losses if the Company is unable to realize their fair value or manage declines in their value, each of which may adversely affect our financial performance. Further, utilizing our balance sheet to purchase loans at greater than forecasted amounts may impair our ability to allocate sufficient financial resources for other purposes, such as advancing the Company’s products and services, which could impact our results of operations.

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

The financial services and banking industry is evolving rapidly and changing with disruptive technologies and the introduction of new products and services. We derive a significant portion of our revenue from transaction-based fees we collect in connection with facilitating the origination of unsecured personal loans. To enhance customer engagement and diversify our revenue streams, we are undertaking a strategy to broaden the scope of our products and services we offer. Failure to broaden the scope of our products and services leaves us dependent on a single revenue stream and vulnerable to competitors offering a suite of products and services. Accordingly, a key part of our success depends on our ability to develop and commercialize new products and services and enhancements to existing products and services.

We incur expenses and expend resources to develop and commercialize new products and services and enhancements to existing products and services. However, we may not assign the appropriate level of resources, priority or expertise to the development and commercialization of these new products, services or enhancements. We also could utilize and invest in technologies, products and services that ultimately do not achieve widespread adoption and, therefore, are not as attractive or useful to our customers as we anticipate. Moreover, we may not realize the benefit of new technologies, products, services or enhancements for many years, and competitors may introduce more compelling products, services or enhancements in the meantime. Competitors also may develop or adopt technologies or introduce innovations that make our marketplace bank platform less attractive to our borrowers and/or investors.

LENDINGCLUB CORPORATION
If we are unable to develop and commercialize timely and attractive products and services, our growth may be limited and our business may be materially and adversely affected.

We may not be able to maintain our deposit base.

Following the acquisition of Radius, we intend to rely on deposits as a principal source of funding for our lending activities. Upon the closing of the acquisition, we had approximately $2.0 billion in deposits. Our future growth and strategy will largely depend on our ability to maintain core deposits to provide a less costly and stable source of funding. The deposit markets are competitive, and therefore it may prove difficult to grow our core deposit base. Changes we make to the rates offered on our deposit products may affect our finances and liquidity. In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, including perceptions about our reputation, financial strength or branchless banking generally, which could reduce the number of consumers choosing to place deposits with us.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiary and being considered “well-capitalized” by the banking regulators. Our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to develop and maintain a strong deposit base could have a material adverse impact on our business, financial condition and results of operations.

An inability to maintain adequate liquidity could jeopardize our business and financial condition.

Liquidity is essential to our business. Although we believe that we currently have an adequate amount of liquidity to support our business, there are a number of factors that could reduce and/or deplete our existing liquidity position, including results of operations that are reduced relative to our projections, costs related to existing or future litigation or regulatory matters, the pursuit of strategic business opportunities (whether through acquisition or organic) and unanticipated liabilities. Additionally, as noted above, we are subject stringent capital and liquidity regulations and requirements and need to manage our liquidity position at both LendingClub Corporation and the Bank within the parameters and terms set forth by applicable regulations and regulators. Any inability to maintain an adequate liquidity position could adversely affect our operations, our compliance with applicable regulations and the performance of our business.

Further, our ability to raise additional capital, should that be deemed beneficial and/or necessary, depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the financial services and banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we may be unable to raise additional capital if needed or on acceptable terms, which may adversely affect our liquidity, business, financial condition and results of operations.

If we are unable to offer platform investors a satisfactory breadth and volume of investment opportunities, our business and results of operations may be materially harmed.

We invest in our marketplace bank platform and regularly iterate our processes to provide improved and more efficient investment opportunities, which includes efforts to provide platform investors the opportunity to invest in a broad selection of loans. However, various factors may contribute to certain loans being available only in a limited quantity or being entirely unavailable.

Some of our agreements with platform investors contain provisions regarding the manner in which our marketplace bank platform product operates that could constrain the manner in which our marketplace bank platform product can develop, particularly with respect to how loans are selected for investment. These agreements could constrain the development of our marketplace bank, including efforts to offer a breadth of investment opportunities for and among a variety of investors, and/or result in significant damages that could impact our results in a given period.

LENDINGCLUB CORPORATION
If platform investors are unable to invest in certain categories of loans, are unable to invest at the volume they desire, perceive that they are not offered the same investment opportunities as other investors and/or are dissatisfied with the risk-adjusted return they receive from investing on our platform, they may seek alternative investments from ours which may materially harm our business and results of operations.

Fraudulent activity associated with our marketplace bank could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with our marketplace bank, borrowers, investors and third parties handling borrower and investor information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. Under our agreements with investors, we are obligated to repurchase loans in cases of confirmed identity theft. The level of our fraud charge-offs and our results of operations could be materially and adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

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

We operate a marketplace bank for consumer credit, balancing borrower demand for loans against investor demand for risk-adjusted returns. We offer credit to borrowers across a range of credit profiles and rates and we offer investment opportunities across a range of risk-adjusted returns. In the event that borrower demand at a given credit rate exceeds investor demand for that product for a given period, we may fund the loans and hold them on our balance sheet, which carries certain risks. The vast majority of investor funding on our platform is non-committed and therefore it is challenging to precisely forecast investor demand. In addition to the discussion in this section, see “Holding loans on our balance sheet exposes us to credit, liquidity and interest rate risk, which may adversely affect our financial performance.”

Alternatively, in the event that investor demand at a given return exceeds borrower demand for that product for a given period, there may be insufficient inventory to satisfy investor demand. If investors do not believe their demand can be met on our platform, they may seek alternative investments from ours and our business may suffer.

If we do not maintain or continue to increase loan originations through our marketplace bank, or expand our marketplace bank to new markets, we may not succeed in maintaining and/or growing our business, and as a result our business and results of operations could be adversely affected.

To maintain and continue to grow our business, we must continue to increase loan originations through our marketplace bank by attracting a large number of new borrowers who meet our platform’s lending standards and new and existing investors to invest in these loans. Our ability to attract qualified borrowers and attract new and retain existing investors each depends in large part on the success of our marketing efforts, our visibility, placement and customer reviews on third-party platforms, and the competitive advantage of our products, particularly as we continue to grow our marketplace bank and introduce new products. If any of our marketing channels become less

LENDINGCLUB CORPORATION
effective, or the cost of these channels were to significantly increase, we may not be able to attract new and retain existing customers in a cost-effective manner or convert potential customers into active customers in our marketplace bank. Additionally, changes in the way third-party platforms operate, including changes in our participation on such platforms, could make the maintenance and promotion of our products and services, and thereby maintaining and growing loan originations, more expensive or more difficult. If loan originations through our platform stagnate or decrease, for any reason, our business and financial results may be adversely affected.

If investors on our marketplace bank pause or cease their participation or exert influence over us, our business, financial condition and results of operations may be harmed.

Our success depends in significant part on the financial strength of investors participating on our marketplace bank. Investors could, for any reason, experience financial difficulties and cease participating on our marketplace bank or fail to pay fees when due. Further, the financial returns on loans we offer on our platform may prove to be unsatisfactory to certain platform investors and, therefore, such investors may choose to deploy their capital elsewhere. The occurrence of one or more of these events with a significant number of investors could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operation.

Additionally, investors may exert significant influence over us, our management and operations. For example, if investors pause or discontinue their investment activity, we may need to provide incentives or discounts and/or enter into unique structures or terms to attract investor capital to the platform. These arrangements may have a number of different structures and terms, including alternative fee arrangements or other incentives. There is also no assurance that we will be able to enter into any of these transactions if necessary, or if we do, what the final terms will be. Failure to attract investor capital on reasonable terms may result in a reduction in origination volume. For example, a number of our largest platform investors ceased or significantly reduced their purchases of our products in the Spring of 2020, which resulted in a material reduction in our origination volume and revenue. Such actions may have a material impact on our business, financial condition and results of operations.

Any significant disruption in service on our platform or in our technology systems, including events beyond our control, could have a material adverse effect on our operations.

We believe the technology platform that powers our marketplace bank enables us to deliver solutions to customers and provides a significant time and cost advantage over traditional banks. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, customer service and reputation. Our failure to maintain satisfactory performance, reliability and availability of our technology and our underlying network infrastructure may impair our ability to attract new and retain existing customers, which could have a material adverse effect on our operations.

Any interruptions or delays in our technology systems or service, whether as a result of third-party error, our error, natural disasters, terrorism, other man-made problems, or security breaches, whether accidental or willful, could harm our relationships with our customers and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to abandon our marketplace bank, any of which could adversely affect our business, financial condition and results of operations.

Failure to maintain, protect and promote our brand may harm our business.

Maintaining, protecting and promoting our brand is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining, protecting and promoting our brand depends on many factors, including our ability to continue to provide useful, reliable, secure and innovative products and services, as well as our ability to maintain trust.

LENDINGCLUB CORPORATION

Our brand can be harmed in many ways, including failure by us or our partners to satisfy expectations of service and quality, inadequate protection of sensitive information, failure to maintain or provide adequate or accurate documentation and/or disclosures, compliance failures, failure to comply with contractual obligations, regulatory requests, inquiries or proceedings, litigation and other claims, employee misconduct and misconduct by our partners. We have also been, and may in the future be, the target of incomplete, inaccurate and/or misleading statements about our company, our business, and/or our products and services. Furthermore, our ability to maintain, protect and promote our brand is partially dependent on visibility and customer reviews on third-party platforms. Changes in the way these platforms operate could make the maintenance, protection and promotion of our products and services and our brand more expensive or more difficult. If we do not successfully maintain, protect and promote our brand we may be unable to maintain and/or expand our base of customers, which may materially harm our business.

Any challenge to or adverse consequence from our use of the issuing bank partnership model may harm our business.

We believe that our use of the issuing bank partnership model is appropriate for all the jurisdictions in which we operate and we have worked with federal, state and local regulatory agencies to help them understand the model. However, we operate in a complex and evolving regulatory environment at the federal and state level and some enforcement authorities and private parties have challenged the ability to rely on legislative and judicial authority that permits an FDIC-insured depository institution to "export" interest rates permitted by the laws of the state where the bank is located, regardless of the usury limitations imposed by the laws of the state of the borrower’s residence.

Specifically, in May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act (NBA) and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. While we believe that our use of the issuing bank model is factually distinguishable from such case, the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC could create potential liability under state statutes such as usury and consumer protection statutes.

Any challenge to or adverse consequence of our use of the issuing bank partnership model could adversely affect our business (including requiring that we alter our business model for certain of our products), financial condition and results of operations.

If we breach representations or warranties that we made in our securitization, whole loan or CLUB Certificate transactions, or if either we suffer a direct or indirect loss in our retained interests in these transactions, our financial condition could be harmed.

We have sponsored a number of sales of unsecured personal whole loans through asset-backed securitizations. In connection with these securitizations, as well as our whole loan and CLUB Certificate transactions, we make certain customary representations, warranties and covenants. If there is a breach of those representations and warranties that materially and adversely affects the value of the subject loans, then we will be required to either cure the breach, repurchase the affected loans from the purchasing entity, replace the affected loans with other loans or make a loss of value payment, as the case may be. Any losses that result could be material and have an adverse effect on our financial condition.

In the event that we suffer losses on all or a portion of the interests in any securitization transaction that we have retained (whether to comply with applicable risk retention rules or otherwise), our financial condition could be harmed. We may enter into similar transactions in the future and those transactions are likely to entail similar and other substantial risks.

LENDINGCLUB CORPORATION

Indebtedness could adversely affect our business and financial results.

In the past, we have had a significant amount of indebtedness. While our indebtedness has recently materially decreased, if our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, more of our cash flow from operations would need to be allocated to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to execute our strategic plan and withstand competitive pressures and could reduce our flexibility in responding to changing business and economic conditions.

Should we desire to obtain additional indebtedness we may require a guarantee by the Bank, where substantially all of our operations are being conducted. Any such guarantee would require approval of the banking regulators and there can be no assurance that we would be able to obtain such a guarantee. To extent that we are not able to obtain a guarantee from the Bank, it may be more difficult or expensive for us to borrow money.

Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund our business and operations and significant planned capital expenditures will depend on our ability to pay with available cash or generate cash in the future. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as utilizing available capital, limiting the facilitation of additional loans, selling assets, selling equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or adversely affect our business and financial results. We also may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

RISKS RELATED TO MACROECONOMIC CONDITIONS OR OTHER EXTERNAL FACTORS

Our business has been and will likely continue to be negatively impacted by the COVID-19 pandemic.

The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread, including the closure of non-essential businesses and shelter in place orders, resulted in an unprecedented reduction in economic activity and significant dislocation on consumers, businesses, capital markets and the broader economy. In particular, the impact of COVID-19 on the finances of our borrowers has been profound as many have been, and will likely continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity.

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

There are no comparable recent events to accurately predict the effect COVID-19 may have, and, as a result, its ultimate impact is highly uncertain and subject to change. As of the date of this Report, COVID-19 has had, and may continue to have, a number of adverse effects on our business and results of operations, including materially decreased demand for our products and negative pressure on overall platform returns, including as a result of increased credit risk of borrowers (including elevated delinquencies and charge-off rates) and the implementation of forbearance plans.

Further, our compliance with measures to contain the spread of or otherwise related to COVID-19 has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key vendors and

LENDINGCLUB CORPORATION
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

The extent to which COVID-19 will continue to negatively impact our business and results of operations will depend on future developments which are highly uncertain and cannot be accurately predicted, including the duration of the pandemic, actions taken to treat or control the spread of COVID-19, future strains or mutations of COVID-19, any re-emergence of COVID-19 or related diseases, and the intermediate and longer-term impact on consumers, businesses and the broader economy. For example, COVID-19 raises the possibility of a prolonged global economic downturn, which could further affect the performance of and demand for our products and services and adversely impact our business and results of operations even after the pandemic is contained.

The COVID-19 pandemic, and its impact, may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Report, such as managing our liquidity, growing platform volume and our exposure to litigation, and government and regulatory investigations, inquiries and requests.

Any one or a combination of the factors identified above could have a material adverse impact on our business, financial condition and results of operations.

Fluctuations in interest rates could negatively affect transaction volume and our net interest income.

We offer loan products with both fixed and variable interest rates, depending on the type of loan. If interest rates rise, potential borrowers could seek to defer taking new loans as they wait for interest rates to decrease and/or settle, and borrowers of variable rate loans may be subject to increased interest rates, which could increase default risk. If interest rates decrease after a loan is made, existing borrowers may prepay their loans to take advantage of the lower rates. Furthermore, investors would lose the opportunity to collect the higher interest rate payable on the corresponding loan and may delay or reduce future loan investments.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates will cause our net interest income and margin to increase or decrease. To the extent that we hold loans for sale on our balance sheet, we will be at risk to rising interest rates between origination and sale. In order to sell such loans, we may need to reduce the sale price in order to satisfy the yield expectations of our investors. Fluctuations in the interest rate environment may impact our net interest income and/or discourage investors and borrowers from participating in our marketplace bank and may reduce our loan originations, any which may adversely affect our business.

Notwithstanding the above, we monitor interest rates and have certain avenues to manage our interest rate risk exposure, including changing the interest rate offered on deposits and the interest rate on our loan products. If our interest rate risk management strategies are not appropriately monitored or executed, these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition.

Our business and operating results could be adversely affected by the political environment and governmental fiscal and monetary policies.

An unpredictable or volatile political environment in the United States, including any related social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business and financial results to suffer.

LENDINGCLUB CORPORATION
Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the Federal Reserve Bank, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The Federal Reserve Bank and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. Additionally, tax and other fiscal policies, moreover, impact not only general economic and market conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. Both the timing and the nature of any changes in monetary or fiscal policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect our business and operating results.

A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a marketplace bank, we believe our customers are highly susceptible to uncertainties and negative trends in the markets driven by, among other factors, general social and economic conditions in the United States and abroad. Economic factors include interest rates, unemployment levels, the impact of a federal government shutdown, natural disasters, public health emergencies, pandemics, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, the rate of inflation, relative returns available from competing investment products and consumer perceptions of economic conditions. Social factors include changes in consumer confidence levels and changes in attitudes with respect to incurring debt and the stigma of personal bankruptcy.

These social and economic factors may affect the ability or willingness of borrowers to make payments on their loans. Because we pass through collected borrower payments to investors or we make payments to investors ratably only to the extent we receive the borrower’s payments on the corresponding loan, if we do not receive payment(s) on the corresponding loan, the investor will not be entitled to the corresponding amount(s) or payment(s) under the terms of the investment or whole loan purchase agreement. In some circumstances, economic and/or social factors could lead to a borrower deciding to pre-pay his or her loan obligation. In the event of a prepayment, while the investor would receive the return of principal, interest would no longer accrue on the loan. Accordingly, the return for the investor would decline as compared to a loan that was timely paid in accordance with the amortization schedule. There is no penalty to borrowers if they choose to pay their loan early.

We strive to establish a marketplace bank in which annual percentage rates are attractive to borrowers and returns, including the impact of credit losses and prepayments, are attractive to investors. These external economic and social conditions and resulting trends or uncertainties could also adversely impact our customers’ ability or desire to participate on our platform as borrowers or investors, which could negatively affect our business and results of operations. In addition to the discussion in this section, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Our business operations may be adversely impacted by political events, terrorism, cyber-attacks, public health issues, natural disasters, severe weather, climate change, infrastructure failure or outages, labor disputes and other business interruptions.

Our business operations are subject to interruption by, among other things, political events, terrorism, cyber-attacks, public health issues, natural disasters, severe weather, climate change, infrastructure failure or outages, labor disputes and other events which could decrease demand for our products and services or make it difficult or impossible for us to deliver a satisfactory experience to our customers. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage or otherwise impair the value of collateral securing our loans, and result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse impact on our business, financial condition and results of operations.

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

Negative publicity about our industry or our company, including with respect to the quality and reliability of our marketplace bank, effectiveness of the credit decisioning or scoring models used in the marketplace bank, the effectiveness of our collection efforts, statements regarding investment returns, changes to our marketplace bank, our ability to grow our borrower and investor base at a rate expected by the market, our ability to effectively manage and resolve borrower and investor complaints, our ability to manage borrower and investor accounts in compliance with regulatory requirements which may not be clear, privacy and security practices, use of loan proceeds by certain borrowers of ours or other companies in our industry for illegal purposes, litigation, regulatory activity and the experience of borrowers and investors with our marketplace bank or services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our marketplace bank, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners or partners of partners, other online marketplace banks, outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of borrower and investor information and compliance failures and claims.

RISKS RELATED TO CREDIT AND COLLECTIONS

If the credit decisioning, pricing, loss forecasting and scoring models we use contain errors, do not adequately assess risk, or are otherwise ineffective, our reputation and relationships with customers could be harmed, our market share could decline and the value of loans held on our balance sheet may be adversely affected.

Our ability to attract customers to, and build trust in, our marketplace bank is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning, pricing, loss forecasting and scoring models that assign each loan offered on our marketplace bank a grade and a corresponding interest rate. Our models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data, bank data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates for borrowers and risk-adjusted returns for investors. Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, we may experience higher than forecasted losses. Furthermore, as stated above, we hold loans on our balance sheet. We periodically assess the value of these loans and in doing so we review and incorporate a number of factors including forecasted losses. Accordingly, if we fail to adequately assess the creditworthiness of our borrowers such that we experience higher than forecasted losses, the value of the loans held our balance sheet may be adversely affected.

We continually refine these algorithms based on new data and changing macro-economic conditions. However, there is no guarantee that the credit decisioning, pricing, loss forecasting and scoring models that we use have accurately assessed the creditworthiness of our borrowers, or will be effective in assessing creditworthiness in the future.

Similarly, if any of these models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. If these errors were to occur, we may be obligated to repurchase the affected loans, investors may try to rescind their affected investments or decide not to invest in loans in the future or borrowers may seek to revise the terms of their loans or reduce the use of our marketplace bank for loans.

LENDINGCLUB CORPORATION
If collection efforts on delinquent loans are ineffective or unsuccessful, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our marketplace bank desirable.

Many of our loan products, including all of our personal loans, are unsecured obligations of borrowers, and they are not secured by any collateral. None of the loans facilitated on our platform are guaranteed or insured by any third party nor backed by any governmental authority in any way. We are the loan servicer for all loans supporting notes, all certificates and certain secured borrowings, and we are the loan servicer for most, though not all, loans sold as whole loans. The ability to collect on the loans is dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, personal bankruptcy or the economic and/or social factors referenced above. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party servicers and collection agencies are limited in our ability to collect loans.

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

Credit and other information that we receive from borrowers or third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause us to inaccurately price loans made by our marketplace bank.

Our ability to review and select qualified borrowers depends on obtaining borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and other third parties and we assign loan grades to loan requests based on our marketplace bank’s credit decisioning and scoring models that take into account reported credit score, other information reported by the consumer reporting agencies and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower’s credit report.

Additionally, there is a risk that, following the date of the credit report or other third-party data that we obtain and review, a borrower may have:
•become delinquent in the payment of an outstanding obligation;
•defaulted on a pre-existing debt obligation;
•taken on additional debt; or
•sustained other adverse financial events.

In addition, borrowers supply a variety of information that is included in the loan listings on our marketplace bank, and it may be inaccurate or incomplete. To verify a borrower’s identity, income or employment, our verification process and teams connect to various data sources, directly or through third-party service providers, contact the

LENDINGCLUB CORPORATION
human resources department of the borrower’s stated employer, or request pay stubs. However, we often do not verify a borrower’s stated tenure, job title, home ownership status or intention for the use of loan proceeds.

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

RISKS RELATED TO OUR INDUSTRY

Substantial and increasing competition in our industry may harm our business.

The financial services and banking industry is increasingly competitive. We compete with financial products and companies that attract borrowers, investors or both, as described in “Item 1. Business – Competition.”

Many of our competitors have significantly greater financial resources and may have access to less expensive capital than we do, and may offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than us. Certain competitors may be able to offer lower rates to borrowers than we are able to offer and/or structure their products in a manner that is more attractive to potential customers. Additionally, some of our competitors may also be subject to less burdensome licensing and other regulatory requirements.

If we do not offer, price and develop attractive products and services for our customers, we may not be able to compete effectively against our competitors and our business and results of operations may be materially harmed.

We could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

RISKS RELATED TO PERSONNEL AND THIRD-PARTIES

If we fail to attract and retain our highly skilled employees needed to support our business, we may not be able to achieve our anticipated level of growth and our business could suffer.

We believe our success depends on the efforts and talents of our employees, including software engineers, financial, banking, credit and risk personnel and marketing professionals. Our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for highly skilled technical and financial personnel, particularly in the San Francisco Bay Area, is extremely intense. Building and maintaining a positive culture and work environment that reinforces the Company’s values is also critical to attracting and retaining employees.

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

LENDINGCLUB CORPORATION
policy may make it difficult to renew or obtain visas for certain highly skilled employees that we have hired or are recruiting.

In addition to attracting and retaining highly skilled employees in general, our future performance depends, in part, on our ability to attract and retain key personnel, including our executive officers, the personnel we onboarded as a result of our acquisition of Radius, senior management team and other key personnel, all of whom would be difficult to replace. The loss of the services of our executive officers or members of our senior management team, and the process to replace any of them, would involve significant time and expense and distraction that may significantly delay or prevent the achievement of our business objectives or impair our operations or results.

Misconduct and errors by our employees, contractors and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees and other third-party service providers. Our business depends on our employees, contractors and third-party service providers to facilitate the operation of our business and process a large number of increasingly complex transactions, and if any of our employees, contractors or third-party service providers provide unsatisfactory service or take, convert or misuse funds, documents or data (including customer and/or internal documents or data), or fail to follow protocol when interacting with customers, we could lose customers, harm our reputation, be liable for damages, be subject to repurchase obligations and be subject to complaints, regulatory actions and penalties.

While we have internal procedures and oversight functions to protect the Company against these risks, we could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability.

Additionally, our use of third party vendors is subject to increasingly demanding regulatory requirements and attention by our regulators. Regulations require us to perform due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships.

Any of these occurrences could result in our diminished ability to operate our business, potential liability to customers, inability to attract future customers, reputational damage, regulatory intervention, enforcement action and financial harm, which could negatively impact our business, financial condition and results of operations.

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

LENDINGCLUB CORPORATION
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

RISKS RELATED TO DATA, INTELLECTUAL PROPERTY AND PRIVACY

Security incidents, system failures, bugs in our system, and similar disruptions could impair our operations, compromise the confidential information of our borrowers and our investors, damage our reputation, and harm our business and financial performance.

We believe the technology platform that powers our marketplace bank enables us to deliver solutions to customers and provides a significant time and cost advantage over traditional banks. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, customer service and reputation. Like all information systems and technology, our systems may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or other malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or make it difficult or impossible for us to deliver a satisfactory experience to our customers. Our failure to maintain satisfactory performance, reliability and availability of our technology and our underlying network infrastructure may impair our ability to attract new customers and retain existing customers, which could have a material adverse effect on our business.

Our business involves the collection, storage, processing and transmission of customers’ personal information, including financial information of customers. The highly automated nature of our marketplace bank, our reliance on digital technologies and the types and amount of data collected, stored and processed on our systems make us an attractive target and subject to cyber-attacks, computer viruses, ransomware, physical or electronic break-ins and similar disruptions. While we have taken steps to protect confidential information that we collect, create, or have access to, our security measures or those of our third-party vendors and business partners are subject to breach. Unauthorized access to our proprietary business information or customer data may be obtained through, among other things, break-ins, sabotage, computer malware, viruses, social engineering, ransomware attacks, hacking into the systems or facilities of us or our partners, vendors, or customers, exposing and exploiting design flaws in our software, or other misconduct, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. For example, outside parties have attempted to fraudulently induce employees, vendors, customers, or others to disclose sensitive or confidential information in order to gain access to our systems. Our security measures could also be compromised by our personnel, theft, or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely.

Cyber-attacks have occurred on our systems in the past and may occur on our systems in the future. Although to date the Company has not suffered material costs or disruption to our business caused by any such incident, unauthorized access to our marketplace bank and servicing systems can result in confidential borrower and investor information being stolen and potentially used for criminal purposes. Breaches of our security measures could negatively impact our relationships with customers and expose us to liability related to the loss of the information, time-consuming expensive litigation and negative publicity. Moreover, any future security breach may also result in the theft of our intellectual property, proprietary data, or trade secrets, which could have a material adverse impact on our reputation, business operations and financial performance.

We also may be required to notify regulators and affected individuals about any actual or perceived data breach involving personal information within strict time periods. The notice may be difficult to provide in a timely fashion for many reasons, including due to the complexity of gathering, verifying and analyzing relevant information. Furthermore, these mandatory disclosures regarding a security breach are costly to implement and often lead to

LENDINGCLUB CORPORATION
widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose borrowers, investors and ecosystem partners and our business and operations could be adversely affected.

Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. Cyber-attacks may take advantage of weaknesses in third-party technology or standards of which we are unaware or that we do not control and may not be recognized until long after they have been launched against a target. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect. Efforts to prevent hackers from disrupting our services or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of, or otherwise adversely impact, our service offerings and systems.

The systems we rely upon also remain vulnerable to damage or interruption from a number of other factors, including the failure of our network or software systems, natural disasters, terrorism, telecommunication failures, computer viruses, human error, third-party error, other-man made problems, and similar events or disruptions. Any interruptions or delays in our technology systems or service, whether accidental or willful, could harm our relationships with our customers and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to abandon our marketplace bank, any of which could adversely affect our business, financial condition and results of operations.

Cyber-attacks suffered by third parties upon which we rely could negatively affect our business.

We rely on third-party service providers to provide critical services that help us deliver our solutions and operate our business. These providers may store or otherwise process the same sensitive, proprietary, and confidential information that we handle. For example, in certain circumstances we utilize third-party vendors, including cloud applications and services, to facilitate the servicing of customer accounts. Under these arrangements, third-party vendors require access to certain customer data for the purpose of servicing the accounts. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly, and we may not have recourse to the responsible third-party service providers for the resulting liability we incur.

We also utilize certain information provided by third parties to facilitate the marketing, distribution, servicing and collection of loans. A cyber-attack suffered by a third-party that provides data to us could impact our ability to market, distribute, service or collect for borrowers or investors. For example, Equifax announced a significant cyber breach that impacted millions of consumers. We utilize certain information from Equifax to allow us to market our products through pre-screened offers to qualified borrowers. If a consumer elects to “freeze” their credit data, we would not be able to access their information to make these pre-screened offers. Further, as a result of the release of personal information from a third-party platform, we could experience an increase in fraudulent loan applications or investor accounts. Under our policies, we reimburse investors for any loan obtained as a result of a verified identity fraud and any increase in identity theft could result in increased reimbursement costs.

LENDINGCLUB CORPORATION
The collection, processing, storage, use, and disclosure of personal information could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

We receive, transmit, store and process a large volume of personal information and other user data. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure, protection and other processing of personal information and other user data. Specifically, personal information is increasingly subject to legislation and regulations in numerous U.S. and international jurisdictions, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

Governments, regulators, the plaintiffs’ bar, privacy advocates and customers have increased their focus on how companies collect, process, use , store, share and transmit personal information. This regulatory framework for privacy issues worldwide is evolving and is likely to continue to evolve for the foreseeable future, which creates uncertainty. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume, cost and success of class action data breach litigation. The CCPA excludes information covered by the GLBA, the Driver’s Privacy Protection Act, the FCRA, or the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain. The California Attorney General issued, and subsequently updated, proposed regulations to further define and clarify the CCPA. The full impact of this law and its corresponding regulations, future enforcement activity and potential liability is unknown. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

In addition, California voters approved the November 2020 ballot measure which will enact the California Privacy Rights Act (CPRA), which modifies the CCPA and has many provisions that will go into effect on January 1, 2023. Effective as of this year, the CPRA establishes the California Privacy Protection Agency to implement and enforce the CCPA and CPRA, as well as to impose administrative fines.

We cannot yet predict the full impact of the CCPA, CPRA or proposed U.S. and international data privacy legislation on our business or operations, but such laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We could also be adversely affected if other legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. Any actual or perceived failure to comply with data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

We post on our website our privacy policies and practices concerning the collection, use, disclosure and processing of personal information. We also obtain consent from our borrowers to share personal information under certain conditions. We are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related obligations to our customers and other third parties. Our failure, real or perceived, to comply with applicable privacy policies or federal, state or foreign laws and regulations or any compromise of security that results in the unauthorized release of personal information or other user data could damage our reputation, discourage potential borrowers or investors from using our marketplace bank or result in fines or proceedings brought against us, our issuing banks or other third parties by governmental agencies, borrowers, investors or other third parties, one or all of which could materially adversely affect our business, financial condition and results of operations. In addition to laws, regulations and other applicable common law rules regarding privacy and privacy advocacy, industry groups or other private parties may propose new and different privacy standards. We could also

LENDINGCLUB CORPORATION
be subject to liability for the inappropriate use of information made available by us. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our practices. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability for us, damage our reputation, inhibit use of our marketplace bank and harm our business.

Any failure to protect our own intellectual property rights could impair our brand, or subject us to claims for alleged infringement by third parties, which could harm our business.

We rely on a combination of copyright, trade secret, trademark, patent and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, underwriting and credit decisioning data, processes and other intellectual property. However, the steps we take to protect our intellectual property rights may be inadequate. Third parties may seek to challenge, invalidate or circumvent our copyright, trade secret, trademark, patent and other rights or applications for any of the foregoing. Further, as our business continues to expand we may increase our dependence on third parties to provide additional products and services. Third parties who are contractually obligated to protect our intellectual property may be the target of data breaches or may breach their obligations and disseminate, misappropriate or otherwise misuse our proprietary technology, underwriting and data, processes and other intellectual property. Additionally, our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. We may, however, be unaware of the intellectual property rights that others may claim cover some or all of our technology or services.

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

Aspects of our platform include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. Open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is somewhat unknown. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release and grant royalty-free licenses under the affected portions of our proprietary source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and products. There can be no assurance that efforts we take to monitor the use of open source software to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code will be successful, and such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow, and financial condition. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with use of open source software cannot be eliminated, and could adversely affect our business.

LENDINGCLUB CORPORATION
RISKS RELATED TO TAX AND ACCOUNTING

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

Finally, further changes to the federal or state tax laws or technical guidance relating to the Tax Act that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2020 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We have incurred net losses in the past and may incur net losses in the future.

As of December 31, 2020, our accumulated deficit was $786.2 million. Our operating expenses may continue to be elevated as we resolve additional matters that arose from legacy management, settle regulatory investigations and examinations, enhance our compliance systems, reestablish the growth of our business, attract borrowers, investors and partners, integrate Radius Bank, and further enhance and develop our products and services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional net losses in the future and may not maintain profitability on a quarterly or annual basis.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our stock price has been and may continue to be volatile.

Our stock price has declined significantly since the end of the first quarter of 2016 and has exhibited substantial volatility. Our stock price may continue to fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; changes in the credit performance on our platform; the public’s reaction to our press releases, other public announcements and filings with the SEC; progress and resolution with respect to existing litigation and regulatory inquiries; our acquisition of the Bank, significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.

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

Further, our stock could be the target of short sellers who may seek to drive down the price of shares they have sold short by disseminating negative reports or information about the Company. Such negative publicity may lead to additional public scrutiny, may cause further volatility in our stock price, a decline in the value of a stockholder’s investment in us or reputational harm.

Any stock price decline could have a material adverse impact on investor confidence and employee retention.

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

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers, seasonality in our business, the costs associated with and outcomes of legal and regulatory matters, volatility related to fraud and credit performance, the timing of capital markets transactions, variability in the valuation of loans held on our balance sheet, changes in business or macroeconomic conditions and variety of other factors, including as a result of the risks set forth in this “Risk Factors” section. Fluctuation in quarterly results and how we perform relative to guidance may adversely affect the price of our common stock.

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

Our restated Certificate of Incorporation and restated Bylaws contain provisions that can have the effect of delaying or preventing a change in control of us or changes in our management. The provisions, among other things:
•establish a classified board of directors so that not all members of our board of directors are elected at one time;
•permit only our board of directors to establish the number of directors and fill vacancies on the board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•require two-thirds vote to amend some provisions in our restated Certificate of Incorporation and restated Bylaws;

LENDINGCLUB CORPORATION
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan (also known as a “poison pill”);
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which will require that all stockholder actions must be taken at a stockholder meeting;
•do not provide for cumulative voting; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. In addition to these provisions, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHCA and the Change in Bank Control Act. These laws could delay or prevent an acquisition. See “Item 1. Business – Regulation and Supervision – Acquisition of a Significant Interest in the Company” for additional information.

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

Also, as a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the FRB and any future payment of dividends will depend on the Bank’s ability to make distributions and payments to the Company as our principal source of funds to pay such dividends. The Bank is also subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to the Company. In addition, in the future, we may enter into borrowing or other contractual arrangements that restrict its ability to pay dividends. As a consequence of these various limitations and restrictions, we may not be able to make the payment of dividends on our common stock. See “Item 1. Business – Regulation and Supervision – Regulatory Limits on Dividends and Distributions” for additional information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The information set forth under “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Leases” of this Form 10-K is incorporated herein by reference.

LENDINGCLUB CORPORATION
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

Holders of Record

As of February 26, 2021, there were 76 holders of record of LendingClub’s common stock. Because many of LendingClub’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

LendingClub has not paid cash or other dividends since its inception, and does not anticipate paying cash or other dividends in the foreseeable future. Further, see “Part I – Item 1. Business – Regulation and Supervision – Regulatory Limits on Dividends and Distributions” for a summary of certain rules and regulations that limit the ability of the Company or the Bank to pay dividends.
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

The following graph and table compare the cumulative total return to stockholders of LendingClub’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index and the Dow Jones Internet Composite Index. An investment of $100 (with reinvestment of all dividends, when applicable) is assumed to have been made in LendingClub’s common stock and in each index at market close on December 31, 2015 and its relative performance is tracked through December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.

$350
$300
$250
$200
$150
$100
$50
$-
12/31/2015
02/29/2016
04/29/2016
06/30/2016
08/31/2016
10/31/2016
12/30/2016
02/28/2017
04/28/2017
06/30/2017
08/31/2017
10/31/2017
12/29/2017
2/28/2018
4/30/2018
6/29/2018
8/31/2018
10/31/2018
12/31/2018
2/28/2019
4/30/2019
6/28/2019
8/30/2019
10/31/2019
12/31/2019
2/28/2020
4/30/2020
6/30/2020
8/31/2020
10/30/2020
12/31/2020
LendingClub Corporation
Standard & Poor's 500 Index
Dow Jones Internet Composite Index

	December 31, 2015	December 30, 2016	December 29, 2017	December 31, 2018	December 31, 2019	December 31, 2020
LendingClub Corporation	$100	$47.51	$37.38	$23.80	$22.84	$19.11
Standard & Poor’s 500 Index	$100	$109.54	$130.81	$122.65	$158.07	$183.77
Dow Jones Internet Composite Index	$100	$107.27	$148.12	$157.76	$188.76	$288.80

Item 6. Selected Financial Data

Not applicable.

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

Overview

LendingClub was founded in 2006 to transform the banking industry by leveraging technology, data science and a marketplace model. We started by bringing a traditional credit product, the installment loan, into the digital age and became the largest provider of unsecured personal loans in the United States. On February 1, 2021, LendingClub completed the acquisition of Radius Bancorp, Inc. (Radius), whereby LendingClub became a bank holding company and formed LendingClub Bank, National Association (the Bank) as its wholly-owned subsidiary, through which we will now operate the vast majority of our business. With the acquisition, we combined the complementary strengths of the Company’s digital lending capabilities with an award-winning digital bank.

Prior to the acquisition, we facilitated loan originations by connecting borrowers with investors through our online lending marketplace platform. However, we relied on third-party issuing banks to originate and fund loans initiated by borrowers, which were then sold to investors. Following the acquisition, the Bank became the originator and lender for our unsecured personal loans and auto loans (Consumer Loans).

As the acquisition occurred after December 31, 2020, the following discussion begins with a historical business model summary and financial review of 2020, followed by a discussion of the implications to our new business model in 2021 as a bank holding company.

Historical Business Model and 2020 Financial Review

Our primary sources of revenue consisted of transaction fees that were paid to us by issuing banks to facilitate loan originations, net interest income and fair value adjustments on loans invested in by the Company, investor fees that compensated us for the costs we incurred in servicing loans, and a gain or loss on sales of loans.

Loans facilitated through our lending marketplace were funded by the sale of whole loans to banks and other institutional investors, the sale of whole loans facilitated through Structured Programs, the issuance of notes to our self-directed retail investors, or funded directly by the Company with its own capital. The Company’s Structured Program transactions included asset-backed securitization transactions and Certificate Program transactions (which consisted of CLUB Certificate and Levered Certificate transactions). The Company continues to be required to retain a portion of the securities from these transactions.

In response to the impact of COVID-19, we quickly initiated a number of measures intended to help both sides of our marketplace navigate the economic environment by providing flexibility for our members and protecting returns for our investors. To provide flexibility to our members, we rapidly launched a number of new hardship/forbearance plans (Payment Plans), including Skip-a-Pay and interest-only plans, and waived late fees for an extended period of time. To help protect investor returns for new loans, we tightened underwriting including increased income verification requirements and increased interest rates on new loans, added capacity to help borrowers over the phone and launched self-service options online for borrowers looking for help.

Investor. When COVID-19’s economic effects were apparent in the latter portion of the first quarter of 2020, there was a reduction in investor demand on our platform reflecting market dislocation for unsecured personal loans,

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
driven in part by uncertainty around consumer credit performance and increased liquidity constraints for certain of our investors. In response, since the second quarter of 2020, the Company has structured incentives to secure the funding commitments of our investors. With the origination volume since increasing, we are beginning to see more platform investors return with reductions in structured incentives. Origination volume for the fourth quarter of 2020 was $912 million, an increase from $584 million in the third quarter of 2020 and an increase from $326 million in the second quarter of 2020.

Borrower. With respect to existing borrowers, the Company is offering Payment Plans to provide relief to those impacted by COVID-19 through deferrals of loan payments. As previously disclosed, we offer eligible borrowers the opportunity to skip monthly payments in two-month increments through our Skip-a-Pay program. We also launched an interest-only hardship plan and continue to launch or plan to launch additional Payment Plans. Borrowers participating in Skip-a-Pay have the terms of their existing loan extended for a commensurate period, which impacts the duration and payment date for loans. As the current regulatory environment for loan forgiveness or waivers of missed payments evolves, our programs, which address these topics, may evolve over time as well.

Borrower behavior in the aggregate has been strong, and among those enrolled in Payment Plans has been encouraging and reflects the desire for borrowers to remain current on their loan payments:
•Total loan borrower performance is strong as of December 31, 2020. Repayment rates remain at pre-COVID-19 levels, and delinquency and roll rates (the percentage of borrowers who progress into later delinquency stages) are lower than historical averages. Newer vintages are displaying better credit performance compared to pre-COVID-19 vintages and lower enrollment rates into our Skip-a-Pay program.
•Performance among those borrowers enrolled in hardship plans is encouraging. Approximately 13% of borrowers have enrolled in a Payment Plan at some point during the life of their loan. As of December 31, 2020, approximately 1% of total borrowers were enrolled in a Payment Plan.

Loan Origination Update

The following table shows the loan origination volume issued, loans purchased or pending purchase by the Company, and the available loan inventory as of the end of each period set forth below (in millions):

	December 31, 2020	September 30, 2020	June 30, 2020
Loan originations	$912.0	$584.1	$325.8
Loans purchased or pending purchase by the Company during the quarter	$140.6	$27.6	$18.9
LendingClub inventory (1)	$12.4	$9.0	$15.0
LendingClub inventory as a percentage of loan originations (1)	1%	2%	5%
(1)     LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated trusts, if applicable, and not yet sold as of the period end.

In the fourth quarter of 2020, our marketplace facilitated $912.0 million of loan originations, of which $696.3 million was issued through whole loan sales and $140.6 million was purchased or pending purchase by the Company.

Loan inventory purchased by the Company was 1% of total loan originations during the fourth quarter of 2020. This decrease since the second quarter of 2020 was due to lower volumes of loans purchased by the Company due to the strategic decisions we made as a result of COVID-19.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Restructuring

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

2021 Business Model and Implications

We anticipate that additional strategic and financial benefits of the Radius acquisition will include:
•Increased resiliency with access to stable, low-cost deposit funding replacing higher-cost and more volatile third-party warehouse funding;
•Increased and more stable revenue driven by increased net interest income from Consumer Loans held for investment;
•Expense benefits by capturing the fees that were historically paid to our third-party issuing banks; and
•Ability to attract new members and deepen relationships with existing members through the addition of banking services that leverage LendingClub’s marketing and brand strengths.

We fund our Consumer Loan originations through the Company’s marketplace by either selling loans directly to third-party purchasers or investing our own capital in originated loans and holding those loans for investment. The mix of loans held for investment and originated for sale will depend on a number of factors, including origination volumes, bank capital availability and demand from third-party loan investors.

As the originator of Consumer Loans, origination fees from loans held for sale (HFS) will be recorded as a component of marketplace lending revenue. Marketplace lending revenue will also include servicing revenue associated with loan sales. Origination fees and costs from loans held for investment (HFI) will be amortized through interest income over the life of the loans, and the expected credit losses reflected as a charge through earnings. The lifetime estimated credit losses on HFI loans will be initially recognized through earnings when such loans are originated or otherwise acquired, while the interest received will be recognized according to the loan’s contractual payment terms. Due to this timing difference between credit losses taken through earnings and actual charge-offs, we expect earnings to be disproportionately impacted in the near term from the expected organic growth in our HFI loan portfolio before benefiting from higher levels of interest income in later periods.

The change in our business model to being an originating lender with a stable deposit base will also diversify our funding strategy. As we expand our product offerings and grow our loan originations and HFI loan portfolio, we will increasingly rely on funding from customer deposits to prudently manage reliance on wholesale funding sources that tend to be more susceptible to market dislocations during periods of economic stress. We did not share in any interest rate or credit risk on the loans facilitated through our lending marketplace that were funded by Member Payment Dependent Notes (Retail Notes), certificates and certain secured borrowings because loan balances, interest rates and maturities were matched and offset by an equal balance of notes, certificates or secured borrowings with the exact same interest rates and maturities. As of December 31, 2020, LendingClub ceased offering and selling Retail Notes. The total balance of outstanding Retail Notes will continue to decline as underlying borrower payments are made.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The formation of the Bank as a nationally chartered association and the organization of our Parent as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and FRB, including the requirement to maintain minimum regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). In addition to these guidelines and as part of our regulatory approvals, we have made various commitments to the regulators in order to demonstrate that we will operate the bank in a safe and sound manner. See “Liquidity and Capital Management” for additional information.

The acquisition of Radius will be accounted for as a purchase business combination, with the purchase price allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on February 1, 2021, with the residual difference recorded as goodwill. These estimates, along with our estimate of the acquisition date allowance for Radius HFI loan losses, required under ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to be charged through earnings, will be provided in our March 31, 2021 Quarterly Report on Form 10-Q.

The acquisition will also significantly change the presentation of our financial statements in future periods. Going forward, our financial statements will be structured according to the presentation requirements for bank holding companies under Article 9 of the SEC’s Regulation S-X.

As our transition to a bank holding company occurred after year-end, the following discussion, unless otherwise stated, discusses our Results of Operations under our historical business model.

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

Year Ended December 31,	2020	2019	2018
Loan originations	$4,343,411	$12,290,093	$10,881,815
Sales and marketing expense as a percent of loan originations	1.82%	2.27%	2.47%
Net revenue	$314,702	$758,607	$694,812
Consolidated net loss	$(187,538)	$(30,690)	$(128,153)
Diluted EPS attributable to common stockholders (1)	$(2.63)	$(0.35)	$(1.52)
Contribution (2)	$173,859	$392,294	$339,328
Contribution margin (2)	55.2%	51.7%	48.8%
Adjusted EBITDA (2)	$(27,247)	$134,772	$97,519
Adjusted EBITDA margin (2)	(8.7)%	17.8%	14.0%
Adjusted net income (loss) (2)	$(138,567)	$2,182	$(32,375)
Adjusted EPS (1)(2)	$(1.53)	$0.02	$(0.38)
(1)    See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” and “Note 15. Stockholders' Equity” for additional information.
(2)    Represents non-GAAP financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures” below.

Loan Originations

We classified the loans facilitated by our platform into three major loan products: standard program personal loans, custom program personal loans and other loans. During 2020, the majority of the loans facilitated through our platform were standard program personal loans that represent loans made to prime borrowers that are available to

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
institutional investors, private investors and public investors (in the form of Retail Notes). Custom program personal loans include all other personal loans to borrowers who are not eligible for our standard program, including loans primarily made to near-prime and super-prime borrowers, and are available only to private investors. Other loans are comprised of education and patient finance loans, auto refinance loans, and small business loans. In 2019, the Company announced that it will connect applicants looking for a small business loan with strategic partners and earn referral fees, instead of facilitating these loans on its platform. Because we ceased offering and selling Retail Notes as of December 31, 2020, the distinction between our standard program and custom program personal loans will no longer be relevant for future periods.

Loan origination volume and weighted-average transaction fees (as a percent of origination balance) by major loan products are as follows:

Year Ended December 31,	2020		2019		2018
(in millions, except percentages)	Origination Volume	Weighted-Average Transaction Fee	Origination Volume	Weighted-Average Transaction Fee	Origination Volume	Weighted-Average Transaction Fee
Personal loans – standard program	$3,007.3	5.01%	$8,533.4	5.03%	$7,936.3	4.87%
Personal loans – custom program	782.5	4.98	2,972.6	4.80	2,096.3	4.98
Total personal loans	3,789.8	5.00	11,506.0	4.97	10,032.6	4.89
Other loans	553.6	3.28	784.1	3.44	849.2	4.29
Total	$4,343.4	4.78%	$12,290.1	4.87%	$10,881.8	4.84%

Personal loan origination volume for our standard loan program by loan grade was as follows (in millions):

Year Ended December 31,	2020		2019		2018
Personal loan originations by loan grade – standard loan program:	Amount	% of Total	Amount	% of Total	Amount	% of Total
A	$1,263.6	42%	$2,725.4	32%	$2,132.5	27%
B	916.2	30%	2,608.3	31%	2,289.6	29%
C	575.4	19%	1,964.6	23%	2,052.2	26%
D	252.1	9%	1,184.9	14%	1,098.3	14%
E	—	—%	50.0	—%	290.1	3%
F	—	—%	0.2	—%	60.4	1%
G	—	—%	—	—%	13.2	N/M
Total	$3,007.3	100%	$8,533.4	100%	$7,936.3	100%
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. For discussion related to 2018 items and year-over-year comparisons between 2019 and 2018, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2019.
The following table sets forth the Consolidated Statements of Operations data for each of the periods presented:

Year Ended December 31,	2020	2019	2018
Net revenue:

Transaction fees	$207,640	$598,760	$526,942

Interest income	209,694	345,345	487,462
Interest expense	(141,503)	(246,587)	(385,605)
Net fair value adjustments	(117,247)	(144,990)	(100,688)
Net interest income and fair value adjustments	(49,056)	(46,232)	1,169
Investor fees	111,864	124,532	114,883
Gain on sales of loans	30,812	67,716	45,979
Net investor revenue	93,620	146,016	162,031

Other revenue	13,442	13,831	5,839

Total net revenue	314,702	758,607	694,812
Operating expenses: (1)
Sales and marketing	79,055	279,423	268,517
Origination and servicing	71,193	103,403	99,376
Engineering and product development	139,050	168,380	155,255
Other general and administrative	213,021	238,292	228,641
Goodwill impairment	—	—	35,633
Class action and regulatory litigation expense	—	—	35,500
Total operating expenses	502,319	789,498	822,922
Loss before income tax expense (benefit)	(187,617)	(30,891)	(128,110)
Income tax expense (benefit)	(79)	(201)	43
Consolidated net loss	(187,538)	(30,690)	(128,153)
Less: Income attributable to noncontrolling interests	—	55	155
LendingClub net loss	$(187,538)	$(30,745)	$(128,308)
(1) Includes stock-based compensation expense as follows:

Year Ended December 31,	2020	2019	2018
Sales and marketing	$4,104	$6,095	$7,362
Origination and servicing	2,689	3,155	4,322
Engineering and product development	13,411	19,860	20,478
Other general and administrative	41,329	44,529	42,925
Total stock-based compensation expense	$61,533	$73,639	$75,087

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Total Net Revenue

Year Ended December 31,	2020	2019	Change ($)	Change (%)
Net revenue:

Transaction fees	$207,640	$598,760	$(391,120)	(65)%

Interest income	209,694	345,345	(135,651)	(39)%
Interest expense	(141,503)	(246,587)	105,084	(43)%
Net fair value adjustments	(117,247)	(144,990)	27,743	(19)%
Net interest income and fair value adjustments	(49,056)	(46,232)	(2,824)	(6)%
Investor fees	111,864	124,532	(12,668)	(10)%
Gain on sales of loans	30,812	67,716	(36,904)	(54)%
Net investor revenue	93,620	146,016	(52,396)	(36)%

Other revenue	13,442	13,831	(389)	(3)%

Total net revenue	$314,702	$758,607	$(443,905)	(59)%

Year Ended December 31,	2019	2018	Change ($)	Change (%)
Net revenue:

Transaction fees	$598,760	$526,942	$71,818	14%

Interest income	345,345	487,462	(142,117)	(29)%
Interest expense	(246,587)	(385,605)	139,018	(36)%
Net fair value adjustments	(144,990)	(100,688)	(44,302)	44%
Net interest income and fair value adjustments	(46,232)	1,169	(47,401)	N/M
Investor fees	124,532	114,883	9,649	8%
Gain on sales of loans	67,716	45,979	21,737	47%
Net investor revenue	146,016	162,031	(16,015)	(10)%

Other revenue	13,831	5,839	7,992	137%

Total net revenue	$758,607	$694,812	$63,795	9%
N/M – Not meaningful

Transaction Fees

Transaction fees are fees paid by issuing banks or education and patient service providers to us for the work we performed in facilitating the origination of loans by our issuing bank partners. With respect to all unsecured personal loans and auto refinance loans for which WebBank acted as the issuing bank, we recorded transaction fee revenue net of program fees paid to WebBank. The fees on these loans are based upon the terms of the loan, including grade, rate, term, channel and other factors. As of December 31, 2020, these fees ranged from 0% to 6% of the initial principal amount of a loan. In connection with the acquisition of Radius, the Bank originates loans and the origination fee paid by borrowers is provided directly to, and retained by, us.

Transaction fees were $207.6 million and $598.8 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 65%. The decrease was due to lower origination volume, primarily due to the impact of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
COVID-19. Loans facilitated through our lending marketplace decreased to $4.3 billion for the year ended December 31, 2020 compared to $12.3 billion for the year ended December 31, 2019, a decrease of 65%. The average transaction fee as a percentage of the initial principal balance of the loan was 4.78% in 2020 compared to 4.87% in 2019.

In January 2021, we recognized approximately $1.8 million in transaction fee revenue associated with the issuance of loans for which the loan application process had commenced prior to the end of 2020. In January 2020, we recognized approximately $3.6 million in transaction fee revenue associated with the issuance of loans for which the loan application process had commenced prior to the end of 2019.

Net Interest Income and Fair Value Adjustments

Loans Invested in by the Company: In light of COVID-19 and our acquisition of Radius, the Company ceased purchasing loans to support Structured Program transactions. We earn interest income and assume principal and interest rate risk on loans during the period we own the loans. We previously financed a portion of loan purchases with draws on our credit facilities and the associated interest expense reduced net interest income. In the fourth quarter of 2020, we fully repaid and terminated our credit facilities.

Fair value adjustments on loans invested in by the Company are generally negative due to interest cash flow receipts and if there are expected increases and any acceleration in the timing of expected charge-offs and prepayments. As the portfolio of loans invested in by the Company prior to the acquisition of Radius runs off, the Company expects the net negative fair value adjustments on those loans to decrease over the remaining holding period of those loans, absent any significant market price volatility.

Loans, Notes, Certificates and Secured Borrowings: We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that were funded by notes, certificates and certain secured borrowings because loan balances, interest rates and maturities are matched and offset by an equal balance of notes, certificates or secured borrowings with the exact same interest rates and maturities. The changes in fair value of loans, notes, certificates and secured borrowings are shown on our Consolidated Statements of Operations on a net basis. Due to the payment dependent feature of the notes, certificates and secured borrowings, fair value adjustments on loans funded with notes, certificates and secured borrowings resulted in no net effect on our earnings, except for changes in fair value of any applicable credit support agreements related to secured borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following tables provide additional detail related to net interest income and fair value adjustments for assets invested in by the Company, assets with equal and offsetting liabilities, and total interest income, interest expense and net fair value adjustments:

Year Ended December 31,	2020	2019	Change ($)	Change (%)
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$80,564	$110,597	$(30,033)	(27)%
Securities available for sale	12,125	14,351	(2,226)	(16)%
Cash, cash equivalents and restricted cash	1,053	6,002	(4,949)	(82)%
Total	93,742	130,950	(37,208)	(28)%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(18,210)	(27,839)	9,629	(35)%
Securitization notes and certificates	(7,341)	(4,353)	(2,988)	69%
Total	(25,551)	(32,192)	6,641	(21)%
Net interest income	68,191	98,758	$(30,567)	(31)%
Net fair value adjustments	(117,247)	(144,990)	27,743	(19)%
Net interest income and fair value adjustments	$(49,056)	$(46,232)	$(2,824)	6%

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$115,952	$214,395	$(98,443)	(46)%
Interest expense:
Notes, certificates and secured borrowings	(115,952)	(214,395)	98,443	(46)%
Net interest income	$—	$—	$—	—%

Total net interest income and fair value adjustments:
Interest income	$209,694	$345,345	$(135,651)	(39)%
Interest expense	(141,503)	(246,587)	105,084	(43)%
Net fair value adjustments	(117,247)	(144,990)	27,743	(19)%
Net interest income and fair value adjustments	$(49,056)	$(46,232)	$(2,824)	6%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2019	2018	Change ($)	Change (%)
Loans invested in by the Company, securities available for sale, cash, cash equivalents and restricted cash, and debt:
Interest income:
Loans held for investment and held for sale by the Company at fair value	$110,597	$113,644	$(3,047)	(3)%
Securities available for sale	14,351	7,602	6,749	89%
Cash, cash equivalents and restricted cash	6,002	4,056	1,946	48%
Total	130,950	125,302	5,648	5%
Interest expense:
Credit facilities and securities sold under repurchase agreements	(27,839)	(19,714)	(8,125)	41%
Securitization notes and certificates	(4,353)	(3,731)	(622)	17%
Total	(32,192)	(23,445)	(8,747)	37%
Net interest income	98,758	101,857	$(3,099)	(3)%
Net fair value adjustments	(144,990)	(100,688)	(44,302)	44%
Net interest income and fair value adjustments	$(46,232)	$1,169	$(47,401)	N/M

Loans, notes, certificates and secured borrowings:
Interest income:
Loans held for investment at fair value	$214,395	$362,160	$(147,765)	(41)%
Interest expense:
Notes, certificates and secured borrowings	(214,395)	(362,160)	147,765	(41)%
Net interest income	$—	$—	$—	—%

Total net interest income and fair value adjustments:
Interest income	$345,345	$487,462	$(142,117)	(29)%
Interest expense	(246,587)	(385,605)	139,018	(36)%
Net fair value adjustments	(144,990)	(100,688)	(44,302)	44%
Net interest income and fair value adjustments	$(46,232)	$1,169	$(47,401)	N/M
N/M – Not meaningful

The following tables provide the outstanding average balances, which are key drivers of interest income and interest expense in the periods presented:

	Outstanding Average Balances
Year Ended December 31,	2020	2019	Change ($)	Change (%)
Cash, cash equivalents and restricted cash	$509,839	$508,962	$877	—%
Loans held for investment by the Company	$68,055	$12,474	$55,581	N/M
Loans held for sale by the Company	$537,105	$754,693	$(217,588)	(29)%
Securities available for sale	$217,189	$221,166	$(3,977)	(2)%
Credit facilities and securities sold under repurchase agreements	$394,782	$481,960	$(87,178)	(18)%
Securitization notes and certificates	$162,688	$100,747	$61,941	61%
Loans held for investment	$879,223	$1,574,271	$(695,048)	(44)%
Notes, certificates and secured borrowings	$879,236	$1,576,877	$(697,641)	(44)%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Outstanding Average Balances
Year Ended December 31,	2019	2018	Change ($)	Change (%)
Cash, cash equivalents and restricted cash	$508,962	$599,832	$(90,870)	(15)%
Loans held for investment by the Company	$12,474	$140,551	$(128,077)	(91)%
Loans held for sale by the Company	$754,693	$546,959	$207,734	38%
Securities available for sale	$221,166	$144,046	$77,120	54%
Credit facilities and securities sold under repurchase agreements	$481,960	$299,419	$182,541	61%
Securitization notes and certificates	$100,747	$131,894	$(31,147)	(24)%
Loans held for investment	$1,574,271	$2,557,575	$(983,304)	(38)%
Notes, certificates and secured borrowings	$1,576,877	$2,599,676	$(1,022,799)	(39)%

Interest income associated with loans invested in by the Company, securities available for sale, and cash, cash equivalents and restricted cash was $93.7 million and $131.0 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 28%. The decrease was primarily due to a decrease in the average outstanding balance of loans invested in by the Company and a decrease in interest rates for cash and cash equivalents.

Interest expense associated with credit facilities, securities sold under repurchase agreements and securitization notes and certificates was $25.6 million and $32.2 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 21%. The decrease was primarily due to a reduction in interest rates and a decrease in the average outstanding balance of credit facilities and securities sold under repurchase agreements.

Net fair value adjustments were $(117.2) million and $(145.0) million for the years ended December 31, 2020 and 2019, respectively, a decrease of 19%. The decrease was primarily due to a decrease in loans purchased by the Company, partially offset by fair value adjustments recorded in the first quarter of 2020 due to COVID-19, which included an increase in estimated expected credit losses.

Interest income from loans held for investment and the offsetting interest expense from notes, certificates and secured borrowings were both $116.0 million and $214.4 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 46%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for investment and notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Investor Fees

The tables below illustrate the composition of investor fees and the outstanding principal balance of loans serviced, which is a key driver of investor fees, by the method in which the loans were financed for each period presented:

Year Ended December 31,	2020	2019	Change ($)	Change (%)
Investors Fees:
Whole loans sold	$96,518	$100,123	$(3,605)	(4)%
Notes, certificates and secured borrowings	15,346	24,409	(9,063)	(37)%
Total	$111,864	$124,532	$(12,668)	(10)%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions) (1):
Whole loans sold	$10,139	$14,118	$(3,979)	(28)%
Notes, certificates and secured borrowings	680	1,149	(469)	(41)%
Total excluding loans invested in by the Company	$10,819	$15,267	$(4,448)	(29)%
Loans invested in by the Company	183	744	(561)	(75)%
Total	$11,002	$16,011	$(5,009)	(31)%
(1)    As of the end of each respective period.

Year Ended December 31,	2019	2018	Change ($)	Change (%)
Investor Fees:
Whole loans sold	$100,123	$82,824	$17,299	21%
Notes, certificates and secured borrowings	24,409	31,955	(7,546)	(24)%
Funds and separately managed accounts (1)	—	104	(104)	(100)%
Total	$124,532	$114,883	$9,649	8%

Outstanding Principal Balance of Loans Serviced On Our Platform (in millions) (2):
Whole loans sold	$14,118	$10,890	$3,228	30%
Notes, certificates and secured borrowings	1,149	2,013	(864)	(43)%
Total excluding loans invested in by the Company	$15,267	$12,903	$2,364	18%
Loans invested in by the Company	744	843	(99)	(12)%
Total	$16,011	$13,746	$2,265	16%
(1)    Funds are the private funds for which LendingClub Asset Management, LLC (LCAM, a previously held wholly-owned subsidiary of LendingClub), or its subsidiaries acted as general partner. In March 2019, we completed the dissolution of those funds.
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

Investor fees – whole loans sold: Investor fee revenue related to the servicing of whole loans sold was $96.5 million and $100.1 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 4%. The decrease in revenue resulting from a lower principal balance of loans serviced was substantially offset by an increase from higher average contractual servicing fees and delinquent loan collections.

Investor fees – notes, certificates and secured borrowings: Investor fee revenue related to the servicing of loans underlying notes, certificates and secured borrowings was $15.3 million and $24.4 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 37%. The decrease was primarily due to a lower principal balance of loans serviced and a decrease in delinquent loan collections and charged-off loan sales.

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

Gain on sales of loans was $30.8 million and $67.7 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 54%. The decrease was due to a decrease in the volume of loans sold that resulted in lower gains on sales of loans.

Other Revenue

Other revenue primarily consists of sublease revenue from our sublet office space in San Francisco, California, and referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The table below illustrates the composition of other revenue for each period presented:

Year Ended December 31,	2020	2019	Change ($)	Change (%)
Sublease revenue	$6,146	$4,637	$1,509	33%
Referral revenue	5,011	5,474	(463)	(8)%
Other	2,285	3,720	(1,435)	(39)%
Other revenue	$13,442	$13,831	$(389)	(3)%

Year Ended December 31,	2019	2018	Change ($)	Change (%)
Sublease revenue	$4,637	$397	$4,240	N/M
Referral revenue	5,474	3,645	1,829	50%
Other	3,720	1,797	1,923	107%
Other revenue	$13,831	$5,839	$7,992	137%
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

Year Ended December 31,	2020	2019	Change ($)	Change (%)
Sales and marketing	$79,055	$279,423	$(200,368)	(72)%
Origination and servicing	71,193	103,403	(32,210)	(31)%
Engineering and product development	139,050	168,380	(29,330)	(17)%
Other general and administrative	213,021	238,292	(25,271)	(11)%
Total operating expenses	$502,319	$789,498	$(287,179)	(36)%

Year Ended December 31,	2019	2018	Change ($)	Change (%)
Sales and marketing	$279,423	$268,517	$10,906	4%
Origination and servicing	103,403	99,376	4,027	4%
Engineering and product development	168,380	155,255	13,125	8%
Other general and administrative	238,292	228,641	9,651	4%
Goodwill impairment	—	35,633	(35,633)	(100)%
Class action and regulatory litigation expense	—	35,500	(35,500)	(100)%
Total operating expenses	$789,498	$822,922	$(33,424)	(4)%

Sales and marketing: Sales and marketing expense was $79.1 million and $279.4 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 72%. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume and a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020. Sales and marketing expense as a percent of loan originations decreased to 1.82% in 2020 from 2.27% in 2019 as a result of a decrease in loan origination volume in our higher-cost marketing channels.

Origination and servicing: Origination and servicing expense was $71.2 million and $103.4 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 31%. The decrease was primarily due to a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
the second quarter of 2020, reduction in outsourced workforce in the second half of 2020, and lower third-party origination credit expenses as a result of lower origination volume.

Engineering and product development: Engineering and product development expense was $139.1 million and $168.4 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 17%. The decrease was primarily due to a decrease in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020 and lower depreciation expense, partially offset by an increase in restructuring costs relating to the workforce reduction.

We capitalized $28.2 million and $36.1 million in software development costs for the years ended December 31, 2020 and 2019, respectively.

Other general and administrative expense: Other general and administrative expense was $213.0 million and $238.3 million for the years ended December 31, 2020 and 2019, respectively, a decrease of 11%. The decrease was primarily due to decreases in personnel-related expenses for full-time employees due to lower headcount as a result of a workforce reduction in the second quarter of 2020 and lower professional services and facilities expense, partially offset by increases in expenses related to the acquisition of Radius and restructuring costs related to the workforce reduction.

Income Taxes

For the years ended December 31, 2020 and 2019, the Company recorded an income tax benefit of $79 thousand and $201 thousand, respectively. Income tax benefit for the year ended December 31, 2020 was primarily attributable to current state income taxes. Income tax benefit for the year ended December 31, 2019 was primarily attributable to the tax effects of other comprehensive income associated with the Company’s available for sale portfolio.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law to provide certain relief as a result of COVID-19. As of December 31, 2020, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2020, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation. These non-GAAP measures should not be viewed as substitutes for, or superior to, net income (loss) as prepared in accordance with GAAP. In evaluating these non-GAAP measures, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. There are a number of limitations related to the use of these non-GAAP financial measures versus their most directly comparable GAAP measures, which include the following:
•Other companies, including companies in our industry, may calculate these measures differently, which may reduce their usefulness as a comparative measure.
•Although depreciation, impairment and amortization are non-cash charges, the assets being depreciated, impaired and amortized may have to be replaced in the future and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements.
•These measures do not reflect tax payments that may represent a reduction in cash available to us.

Contribution and Contribution Margin

Contribution is a non-GAAP financial measure that is calculated as net revenue less “Sales and marketing” and “Origination and servicing” expenses on the Company’s Consolidated Statements of Operations, adjusted to exclude cost structure simplification, restructuring costs, other items (related to one-time expenses resulting from COVID-19) and non-cash stock-based compensation expenses within these captions and income or loss attributable to noncontrolling interests. These costs represent the costs that are most directly related to generating such revenue. The adjustment for cost structure simplification expense relates to a review of our cost structure and a number of expense initiatives underway, including the establishment of a site in the Salt Lake City area. The expense includes incremental and excess personnel-related expenses associated with establishing our Salt Lake City area site and external advisory fees. The adjustment for restructuring costs included severance and other personnel-related expenses, lease-related expenses and software impairment related to the impact of COVID-19 on the Company’s business. Contribution margin is a non-GAAP financial measure calculated by dividing Contribution by total net revenue.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table shows the calculation of Contribution and Contribution Margin:

Year Ended December 31,	2020	2019	2018
Total net revenue	$314,702	$758,607	$694,812
Sales and marketing expense	(79,055)	(279,423)	(268,517)
Origination and servicing expense	(71,193)	(103,403)	(99,376)
Total direct expenses	(150,248)	(382,826)	(367,893)
Cost structure simplification expense (1)	175	7,318	880
Restructuring costs (2)	2,064	—	—
Other items (2)	373	—	—
Stock-based compensation (2)	6,793	9,250	11,684
Income attributable to noncontrolling interests	—	(55)	(155)
Contribution	$173,859	$392,294	$339,328
Contribution margin	55.2%	51.7%	48.8%
(1)    Contribution excludes the portion of personnel-related expense associated with establishing a site in the Salt Lake City area that is included in the “Sales and marketing” and “Origination and servicing” expense categories.
(2)    Contribution excludes the portion of expenses included in the “Sales and marketing” and “Origination and servicing” expense categories.

The following table presents a reconciliation of LendingClub net loss to Contribution for each of the periods indicated:

Year Ended December 31,	2020	2019	2018
LendingClub net loss	$(187,538)	$(30,745)	$(128,308)
Engineering and product development expense	139,050	168,380	155,255
Other general and administrative expense	213,021	238,292	228,641
Cost structure simplification expense (1)	175	7,318	880
Restructuring costs (2)	2,064	—	—
Other items (2)	373	—	—
Goodwill impairment expense	—	—	35,633
Class action and regulatory litigation expense	—	—	35,500
Stock-based compensation expense (2)	6,793	9,250	11,684
Income tax expense (benefit)	(79)	(201)	43
Contribution	$173,859	$392,294	$339,328
Total net revenue	$314,702	$758,607	$694,812
Contribution margin	55.2%	51.7%	48.8%
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
Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted EBITDA Margin

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents a reconciliation of LendingClub net loss to Adjusted Net Income (Loss) and Adjusted EBITDA for each of the periods indicated:

Year Ended December 31,	2020	2019	2018
LendingClub net loss	$(187,538)	$(30,745)	$(128,308)
Cost structure simplification expense (1)	228	9,933	6,782
Goodwill impairment	—	—	35,633
Legal, regulatory and other expense related to legacy issues (2)	15,133	19,609	53,518
Acquisition and related expenses (3)	13,184	932	—
Restructuring costs (4)	17,789	—	—
Other items (5)	2,637	2,453	—
Adjusted net income (loss)	$(138,567)	$2,182	$(32,375)
Depreciation and impairment expense:
Engineering and product development	40,897	49,207	45,037
Other general and administrative	5,847	6,446	5,852
Amortization of intangible assets	3,122	3,499	3,875
Stock-based compensation expense	61,533	73,639	75,087
Income tax expense (benefit)	(79)	(201)	43
Adjusted EBITDA	$(27,247)	$134,772	$97,519
Total net revenue	$314,702	$758,607	$694,812
Adjusted EBITDA margin	(8.7)%	17.8%	14.0%
(1)    Includes personnel-related expenses associated with establishing a site in the Salt Lake City area. These expenses are included in “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense on the Company’s Consolidated Statements of Operations. In 2019 and 2018, also includes external advisory fees which are included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations.
(2)    In 2020 and 2019, includes legacy legal expenses, which are included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations. In 2019, also includes expense related to the dissolution of certain private funds previously managed by LCAM and expense related to the termination of a legacy contract, which are included in “Net fair value adjustments” and “Other general and administrative” expense on the Company’s Consolidated Statements of Operations, respectively. Includes class action and regulatory litigation expense of $35.5 million for the year ended December 31, 2018, which is included in “Class action and regulatory litigation expense” on the Company’s Consolidated Statements of Operations. In 2018, also includes legacy legal expenses which are included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations.
(3)    Represents costs related to the acquisition of Radius.
(4)    Includes severance and other personnel-related expenses, lease-related expenses and software impairment related to the impact of COVID-19 on the Company’s business.
(5)    In 2020, includes expenses related to certain non-legacy litigation and regulatory matters, which are included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations, and one-time expenses resulting from COVID-19, which are included in “Sales and marketing,” “Origination and servicing,” “Engineering and product development” and “Other general and administrative” expense on the Company’s Consolidated Statements of Operations. In 2019, consists of expenses related to certain non-legacy litigation and regulatory matters, which are included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations. Also includes a gain on the sale of our small business operating segment.

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

The following table presents a calculation of Adjusted EPS for each of the periods indicated:

Year Ended December 31,	2020	2019	2018
	Common and Preferred Stock (1)(2)	Common Stock	Common Stock
Adjusted net income (loss) attributable to stockholders	$(138,567)	$2,182	$(32,375)

Weighted-average shares – diluted (3)	90,439,695	87,278,596	84,583,461
Weighted-average other dilutive equity awards	—	515,439	—
Non-GAAP diluted shares (3)	90,439,695	87,794,035	84,583,461

Adjusted EPS – diluted (3)	$(1.53)	$0.02	$(0.38)
(1)    Presented on an as-converted basis, as the preferred stock is considered common shares because it participates in earnings similar to common stock and does not receive any significant preferences over the common stock.
(2)    See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” and “Note 15. Stockholders' Equity” for additional information.
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

	December 31, 2020				December 31, 2019
	Retail Program (1)	Consolidated VIEs (2) (4)	All Other LendingClub (3)	Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)	All Other LendingClub (3)	Consolidated Balance Sheet
Assets
Cash and cash equivalents	$—	$—	$524,963	$524,963	$—	$—	$243,779	$243,779
Restricted cash	—	13,473	90,049	103,522	—	2,894	240,449	243,343
Securities available for sale	—	—	142,226	142,226	—	—	270,927	270,927
Loans held for investment at fair value	584,066	52,620	—	636,686	881,473	197,842	—	1,079,315
Loans held for investment by the Company at fair value (4)	—	46,120	3,834	49,954	—	37,638	6,055	43,693
Loans held for sale by the Company at fair value (4)	—	92,802	29,100	121,902	—	—	722,355	722,355
Accrued interest receivable	3,797	1,134	274	5,205	5,930	1,815	5,112	12,857
Property, equipment and software, net	—	—	96,641	96,641	—	—	114,370	114,370
Operating lease assets	—	—	74,037	74,037	—	—	93,485	93,485
Intangible assets, net	—	—	11,427	11,427	—	—	14,549	14,549
Other assets	—	—	96,730	96,730	—	—	143,668	143,668
Total assets	$587,863	$206,149	$1,069,281	$1,863,293	$887,403	$240,189	$1,854,749	$2,982,341
Liabilities and Equity
Accounts payable	$—	$—	$3,698	$3,698	$—	$—	$10,855	$10,855
Accrued interest payable	3,797	721	54	4,572	5,930	1,737	1,593	9,260
Operating lease liabilities	—	—	94,538	94,538	—	—	112,344	112,344
Accrued expenses and other liabilities	—	—	101,457	101,457	—	—	142,636	142,636
Payable to investors	—	—	40,286	40,286	—	—	97,530	97,530
Notes, certificates and secured borrowings at fair value	584,066	52,620	88	636,774	881,473	197,842	2,151	1,081,466
Payable to Structured Program note and certificate holders at fair value (4)	—	152,808	—	152,808	—	40,610	—	40,610
Credit facilities and securities sold under repurchase agreements	—	—	104,989	104,989	—	—	587,453	587,453
Total liabilities	587,863	206,149	345,110	1,139,122	887,403	240,189	954,562	2,082,154
Total equity	—	—	724,171	724,171	—	—	900,187	900,187
Total liabilities and equity	$587,863	$206,149	$1,069,281	$1,863,293	$887,403	$240,189	$1,854,749	$2,982,341
(1)    Represents loans held for investment at fair value that were funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that were funded by our Retail Program because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of $98.3 million and $148.0 million was equally matched and offset by interest income from the related loans of $98.3 million and $148.0 million in 2020 and 2019, respectively, resulting in no net effect on our Net interest income and fair value adjustments.
(2)    Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows generated by the associated

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
assets. The creditors of the VIEs have no recourse to the general credit of the Company. Interest expense on these liabilities owned by third parties of $123.2 million and net fair value adjustments of $9.4 million in 2020 were equally matched and offset by interest income on the loans of $134.6 million, resulting in no net effect on our Net interest income and fair value adjustments. Interest expense on these liabilities owned by third parties of $70.8 million and net fair value adjustments of $13.5 million in 2019 were equally matched and offset by interest income on the loans of $84.3 million, resulting in no net effect on our Net interest income and fair value adjustments. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale by the Company at fair value,” “Loans held for investment by the Company at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.
(3)    Represents all other assets and liabilities of LendingClub, other than those related to our Retail Program and certain consolidated VIEs, but includes any economic interests held by LendingClub, including retained interests, residuals and equity of those consolidated VIEs.
(4)    The Company has sponsored Structured Program transactions that have been consolidated, resulting in an increase to “Loans held for investment by the Company at fair value,” “Loans held for sale by the Company at fair value” and the related “Payable to Structured Program note and certificate holders at fair value.” See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt” for additional information.

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

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents (1)	$524,963	$445,180	$338,394	$294,345	$243,779
Restricted cash committed for loan purchases (2)	2,692	308	290	4,572	68,001
Securities available for sale	142,226	187,375	221,930	256,554	270,927
Loans held for investment by the Company at fair value (3)	49,954	59,099	65,557	71,003	43,693
Loans held for sale by the Company at fair value (3)	121,902	180,801	587,093	741,704	722,355
Payable to Structured Program note and certificate holders at fair value (3)	(152,808)	(173,410)	(193,034)	(206,092)	(40,610)
Credit facilities and securities sold under repurchase agreements	(104,989)	(120,159)	(480,079)	(621,020)	(587,453)
Other assets and liabilities (4)	(7,792)	363	23,916	61,107	(6,226)
Net cash and other financial assets (5)	$576,148	$579,557	$564,067	$602,173	$714,466
(1)    Variations in cash and cash equivalents are primarily due to variations in the amount and timing of loan purchases invested in by the Company and the corresponding loan sales.
(2)    Represents cash and cash equivalents that are transferred to restricted cash for loans that are pending purchase by the Company.
(3)    The Company has sponsored Structured Program transactions that have been consolidated, resulting in an increase to “Loans held for investment by the Company at fair value” and the related “Payable to Structured Program note and certificate holders at fair value.” See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt” for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(4)    “Other assets and liabilities” is a total of “Accrued interest receivable,” “Other assets,” “Accounts payable,” “Accrued interest payable” and “Accrued expenses and other liabilities,” included on our Consolidated Balance Sheets. This line item represents certain assets and liabilities that impact working capital and are affected by timing differences between revenue and expense recognition and related cash activity.
(5)    Comparable GAAP measure cannot be provided as not practicable.

Segment Information

The Company defines its operating segments by the loan product types of personal, education and patient finance, and auto. While each of these product types are considered operating segments, they are aggregated to represent one reportable segment as the education and patient finance and auto loan operating segments are immaterial both individually and in the aggregate. With the acquisition of Radius, the Company is in the process of reorganizing its management structure and defining its operating segments.

Investments in Quarterly Originations by Investment Channel and Investor Concentration

During 2020, our investment channels consisted of (1) Managed accounts and Other institutional investors, which primarily include other non-bank investors, dedicated third-party funds, and public and private funds managed by third-party asset managers, (2) Banks, which are deposit taking institutions or their affiliates, (3) self-directed retail investors, and (4) LendingClub inventory, which includes loan originations purchased by the Company during the period and not yet sold as of the period end.

The following table shows the percentage of loan origination volume issued in the period and purchased or pending purchase by each investment channel as of the end of each period presented:

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Investor Type:
Managed accounts	51%	44%	10%	16%	17%
Banks	33%	41%	68%	43%	32%
Self-directed retail investors	8%	13%	17%	4%	3%
Other institutional investors	7%	—%	—%	17%	25%
LendingClub inventory (1)	1%	2%	5%	20%	23%
Total	100%	100%	100%	100%	100%
(1)LendingClub inventory reflects loans purchased or pending purchase by the Company during the period, excluding loans held by the Company through consolidated trusts, if applicable, and not yet sold as of the period end.

The loan origination volume decrease in the fourth quarter of 2020 compared to fourth quarter of 2019 was driven by tighter underwriting criteria due to the impact of COVID-19. This reduction in investor demand resulted in mix changes across our investment channels. In addition, in response to COVID-19 and the related capital market dislocation and planning for the acquisition of Radius, the Company significantly reduced using its own capital to fund the purchase of loans.

Now that LendingClub has become a full-spectrum marketplace bank, we have started development of new products aimed to better serve our customers. As part of this strategic initiative, as previously disclosed in the Current Report on Form 8-K filed on October 7, 2020, LendingClub ceased offering and selling Retail Notes to self-directed retail investors as of December 31, 2020.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides the percentage of loans invested in by the ten largest external investors and by the largest single investor during each of the previous five quarters (by dollars invested):

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Percentage of loans invested in by ten largest investors	82%	83%	77%	56%	51%
Percentage of loans invested in by largest single investor	26%	23%	22%	21%	19%

The composition of the top ten investors may vary from period to period. During the fourth quarter of 2020, the percentage of loans invested in by the Company’s ten largest investors increased compared to the prior year, as a result of a decrease in loan origination volume and an increase in the mix of loans purchased on our platform by bank and managed account investors. A reduction in investor demand furthered investor concentration to a limited number of purchasers that are continuing to purchase loans but are currently doing so at lower volumes relative to historical purchasing activity.

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

Our current underwriting model leverages a number of custom attributes developed by LendingClub. We modify our credit and pricing policies, leveraging insights on current market conditions and recent vintage performance.

The charts provided below display the historical lifetime cumulative net charge-off rates (expressed as a percent of original loan balances) through December 31, 2020, by booking year, for all standard program loans and 36-month or 60-month terms for each of the years shown. The charts display lifetime cumulative net charge-off rates using months on book for each annual vintage presented. Each annual vintage’s lifetime cumulative net charge-offs vary based on the maturity of each loan’s month on book. In the fourth quarter and year ended December 31, 2020, standard program loans accounted for 68% and 69%, respectively, of all loan origination volume.

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
Y2015
Y2016
Y2017
Y2018
Y2019
Y2020
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
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Loan Portfolio Information and Credit Metrics

Fair Value and Delinquencies

For loans held for investment that are backed by notes, certificates and secured borrowings on our Consolidated Balance Sheets, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	December 31, 2020			December 31, 2019
(in millions, except percentages)	Outstanding Principal Balance	Fair Value (1)	Delinquent Loans (1)	Outstanding Principal Balance	Fair Value (1)	Delinquent Loans (1)
Personal loans – standard program	$679.6	93.6%	1.9%	$1,144.8	93.9%	3.1%
Personal loans – custom program	0.3	93.7	9.8	4.1	94.8	5.7
Total	$679.9	93.6%	1.9%	$1,148.9	93.9%	3.1%
(1)     Expressed as a percent of outstanding principal balance.

For loans invested in directly by the Company for which there were no associated notes, certificates or secured borrowings, the outstanding principal balance, fair value and percentage of loans that are delinquent, by loan product, are as follows:

	December 31, 2020			December 31, 2019
(in millions, except percentages)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)	Outstanding Principal Balance (2)	Fair Value (3)	Delinquent Loans (3)
Personal loans – standard program	$171.3	91.2%	2.4%	$597.9	96.5%	0.8%
Personal loans – custom program	5.7	92.6	4.0	92.8	98.1	0.4
Other loans (1)	12.0	85.9	12.7	103.7	94.7	3.9
Total	$189.0	90.9%	3.1%	$794.4	96.4%	1.2%
(1)    Components of other loans are less than 10% of the outstanding principal balance if presented individually.
(2)     Includes both loans held for investment and loans held for sale.
(3)     Expressed as a percent of outstanding principal balance.

Decreases in the fair value of total loans invested in by the Company as a percent of outstanding principal balance from December 31, 2019 to December 31, 2020 were primarily due to changes in market conditions, including an increase in estimated expected credit losses and an increase in liquidity premium due to market dislocation relating to COVID-19. In addition, loans to eligible borrowers participating in Skip-a-Pay are not considered delinquent during the commensurate period the loan is extended.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The annualized net charge-off rates for personal loans for both standard and custom programs in total for the last five quarters were as follows:

Total Platform (1)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Personal loans – standard program:
Annualized net charge-off rate	6.2%	3.9%	6.5%	6.4%	7.0%
Weighted-average age in months	18.1	16.8	15.0	12.9	12.5

Personal loans – custom program:
Annualized net charge-off rate	10.9%	6.4%	11.4%	10.6%	11.5%
Weighted-average age in months	16.3	14.8	12.5	10.1	9.4
(1)    Total platform comprises all loans facilitated through our lending marketplace, including whole loans sold and loans financed by notes, certificates and secured borrowings, but excluding education and patient finance loans, auto refinance loans and small business loans.

The annualized net charge-off rate in the fourth quarter of 2020 compared to the fourth quarter of 2019 decreased for both the standard and custom personal loan programs. The decrease was primarily due to improved performance from customers who have never taken a hardship plan, partially offset by a higher charge-off rate from customers who have enrolled in a hardship plan.

The increase in the weighted-average age in months in the fourth quarter of 2020 compared to the fourth quarter of 2019 for both the standard and custom personal loan programs is primarily due to lower origination volume and the aging of the existing platform portfolio.

The annualized net charge-off rates for personal loans for both standard and custom programs for loans retained on our Consolidated Balance Sheets for the last five quarters were as follows:

Loans Retained on Balance Sheet (1)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Personal loans – standard program:
Annualized net charge-off rate	5.0%	1.5%	4.3%	4.7%	7.1%
Weighted-average age in months	16.3	15.6	12.8	11.0	12.4

Personal loans – custom program:
Annualized net charge-off rate	18.8%	3.4%	5.6%	(2.6)%	1.6%
Weighted-average age in months	10.0	8.6	6.4	4.7	3.9
(1)    Loans retained on balance sheet include loans invested in by the Company as well as loans held for investment that are funded directly by member payment dependent notes related to our Retail Program and certificates.

The decrease in annualized net charge-off rates for the standard personal loan program in the fourth quarter of 2020 compared to the fourth quarter of 2019 for the loans retained on our Consolidated Balance Sheets primarily reflects a greater decrease in actual net charge-offs proportionate to the decrease in outstanding loan balances. The decrease in actual net charge-offs primarily reflects the effect of Payment Plans to provide relief to those impacted by COVID-19 and improved performance from customers who have never taken a hardship plan.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Regulatory Environment

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations, government (including state agencies) and regulatory exams, investigations, inquiries or requests, and other proceedings. The number and significance of these claims, lawsuits, exams, investigations, inquiries, requests and proceedings have been increasing in part because our business expanded in scope and geographic reach, and our products and services increased in complexity. At this time, the Company is not able to project the impact of becoming a bank holding company operating a national bank on the number or significance of such matters.

State Inquiries and Licensing

We have historically conducted business through nonbank entities, some of which maintain or maintained various financial services licenses in numerous jurisdictions. Much of our business activity is now conducted through the Bank pursuant to the laws applicable to national banks. Nevertheless, our nonbank entities continue to maintain certain state licenses and may continue to be subject to the regulation, supervision and enforcement of various state regulatory authorities with respect to the legacy or residual activities.

We are subject to examination by the New York Department of Financial Services (NYDFS) and regulators in other states with respect to the period prior to our acquisition of Radius and becoming a bank holding company operating a national bank. These exams have included the application of state usury rates and lending arrangements where a bank or other third party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination or servicing of a loan. For example, in July 2018, the NYDFS issued an Online Lending Report (Lending Report). The Lending Report included, among other things, an analysis of the online lenders operating in New York including their methods of operations, lending practices, interest rates and costs, products offered and complaints and investigations relating to online lenders. The Lending Report also included information and recommendations regarding protecting New York’s markets and consumers. Although the Lending Report noted that the rapid growth of online lending demonstrates there is value to new technologies that allow financial institutions to connect with borrowers in new ways, it noted that in many cases an online lender is the “true lender” and that lending in New York, whether through banks, credit unions or online lenders, should be subject to applicable usury limits. We have periodically had discussions with various regulatory agencies regarding our historical business model and engaged in similar discussions with the NYDFS and other regulators. During the course of such discussions, we decided to voluntarily comply with certain rules and regulations.

Prior to discontinuing the offer and sale of Retail Notes in December 2020, the Company undertook a review of its portfolio of licenses and had discussions with regulators in Texas, Arizona, New York, Florida and North Dakota concerning the registrations required for the Company’s issuance of Retail Notes to investors in these states and applied for registrations in these states to facilitate these operations. The Company had discussions with certain of these regulators to resolve concerns regarding the Company’s historical licensing/registration status in connection with Retail Notes issued and reached resolutions with Texas, Arizona and North Dakota to resolve their concerns, the outcome of which is not material to the Company’s operations or financial position. The Company is not able to predict with certainty the timing, outcome, or consequence of discussions, with the remaining states, including in relation to whether and how any concerns those states have will be resolved. Discussions with these remaining states could result in fines or other penalties, which are not expected to have a material adverse impact on the Company’s operations or results of operations.

Regulatory Actions Taken in Relation to COVID-19

Regulators and government officials at the federal government level and in states across the country have issued orders, passed laws or otherwise issued guidance in connection with COVID-19. Some of these orders and laws have placed restrictions on debt collection activity, all or certain types of communications with delinquent borrowers or others, required that borrowers be allowed to defer payments on outstanding debt, govern credit

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
reporting and the use of credit reporting, and placed certain restrictions and requirements on operations in the workplace. We have taken steps to monitor regulatory developments relating to COVID-19 and to comply with orders and laws applicable to our business. Given the ongoing nature of the pandemic, it is possible that additional orders, laws, or regulatory guidance may still be issued. The Company is not able to predict the extent of the impact on its business from any regulatory activity relating to or resulting from COVID-19.

Consequences

If we are found to not have complied with applicable laws, regulations or requirements, we could: (i) lose one or more of our licenses or authorizations, (ii) become subject to a consent order or administrative enforcement action, (iii) face lawsuits (including class action lawsuits), sanctions, penalties, or other monetary losses due to judgments, orders, or settlements, (iv) be in breach of certain contracts, which may void or cancel such contracts, (v) decide or be compelled to modify or suspend certain of our business practices, (vi) be unable to execute on certain Company initiatives, or (vii) be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to operate and/or evolve our lending marketplace and other products and/or services; any of which may harm our business or financial results.

See “Part I – Item 1. Business – Regulation and Supervision,” “Part I – Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance,” and “Part I – Item 1A. Risk Factors – Risks Related to Operating Our Business” for further discussion regarding our regulatory environment.

Liquidity and Capital Management

Liquidity

Our short-term liquidity needs historically have been satisfied through cash generated from the operations of facilitating loan originations, servicing fee revenue, proceeds from the sales of loans (both as whole loan sales and through Structured Program transactions), principal and interest received on loans invested in by the Company, use of existing cash and cash equivalents, and draws on our credit facilities. Market dislocations from COVID-19 throughout 2020 resulted in a significant reduction in loan origination volume, which impacted transaction fee revenue.

We prepared for the acquisition of Radius in part by selling approximately $470 million of HFS loans in the second half of 2020 and reducing leverage through eliminating the Company’s use of credit facilities, with the objective of realizing the significant value we believe this acquisition creates for the Company. Funding activities were reduced to prioritize excess cash for the completion of the Radius transaction and to inject additional capital to the Bank at the close of the acquisition to facilitate future growth. Further, to prepare for the transition to a bank-based liquidity management framework and the migration of operations into the Bank, the Company ceased the purchase of loans for Structured Program transactions.

The acquisition will enhance our liquidity management strategy by diversifying our funding sources and providing greater stability to our earnings. The stable and lower-cost deposit base will be leveraged to enable marketplace loan origination growth and the opportunity to retain loans for investment. We believe this will strengthen the resiliency of our business model by limiting our reliance on higher-cost and more volatile liquidity sources, including wholesale funding and Structured Program transactions, and reduce our balance sheet’s exposure to fluctuations in fair values during periods of market disruptions. Additionally, fee revenue from our marketplace lending activities and net interest income from loans retained on the balance sheet will generate additional liquidity and capital to facilitate loan growth. These activities will become our principal source of cash flows generated from operations. The acquisition also provides access to conduct secured borrowings through the Federal Home Loan Bank system and the Federal Reserve’s discount window.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Debt” for further information.

We may use our cash, cash equivalents and securities available for sale as additional sources of liquidity. Our cash and cash equivalents of $525.0 million as of December 31, 2020 are primarily held in interest-bearing deposit accounts at investment-grade financial institutions. We used approximately $395 million of our cash on hand to complete the Radius acquisition, including a $250 million infusion to further capitalize the Bank. Consistent with the bank holding company serving as a source of strength for the Bank, the remaining cash balance, excluding restricted cash, will be available to maintain liquidity and capital at the bank holding company.

Principal and interest payments due on our legacy notes and certificates are paid only when received from borrowers on the corresponding retained loans, resulting in no material impact to our liquidity.

Future cash requirements include certain contingent liabilities, including litigations and ongoing regulatory and government investigations primarily related to outstanding legacy issues. As of December 31, 2020 and 2019, we had $21.6 million and $16.0 million in accrued contingent liabilities, respectively, but actual cash payments may vary if outcomes of legal actions or settlements are different. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” for further information.

We believe, based on our projections, that our cash flow from operations are sufficient to meet our liquidity needs for the next twelve months. See “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” for additional detail regarding our cash flows.

Capital Management

Net capital expenditures were $31.1 million, or 10% of total net revenue, $50.7 million, or 7% of total net revenue, and $53.0 million, or 8% of total net revenue, for the years ended December 31, 2020, 2019 and 2018, respectively. Capital expenditures generally consist of internally developed software, leasehold improvements and computer equipment. Capital expenditures in 2021 are expected to be approximately $40 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform.

With the Radius acquisition and the ensuing shift in our business model to holding more loans on the balance sheet of the Bank, the prudent management of capital is fundamental to the successful achievement of our business initiatives. We actively manage capital through a process that continuously assesses and monitors the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations.

The formation of the Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). The capital requirements in order to be regarded as a well-capitalized institution under the U.S. Basel III capital framework are as follows: a common equity Tier 1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the U.S. Basel III capital framework. In this regard, and unless otherwise directed by the OCC, we have made commitments for the Bank to maintain a common equity Tier 1 risk-based capital ratio of 11%, a Tier 1 risk-based capital ratio above 11%, a total risk-based capital ratio above 13% and a Tier 1 leverage ratio of 11% for a minimum of three years following its formation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For further information on the U.S. Basel III framework, see “Part I – Item 1. Business – Regulation and Supervision – Regulatory Capital Requirements and Prompt Corrective Action.”

Contingencies

For a comprehensive discussion of contingencies as of December 31, 2020, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies.”

Off-Balance Sheet Arrangements

At both December 31, 2020 and 2019, a total of $5.5 million in standby letters of credit were outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

In the ordinary course of business, we engage in other activities that are not reflected on our Consolidated Balance Sheets, generally referred to as off-balance sheet arrangements. These activities involve our Structured Program transactions with unconsolidated variable interest entities including Company-sponsored securitizations and Certificate Program transactions. These transactions are used by the Company to provide a source of liquidity to finance our business and to diversify our investor base. The Company retains at least 5% of securities and residual interests from these transactions and enters into a servicing arrangement with the unconsolidated variable interest entity. We are exposed to market risk in the securitization market. We provide additional information regarding transactions with unconsolidated variable interest entities in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Securitizations and Variable Interest Entities.”

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

Discount rates – The discount rates for asset-backed securities reflect our estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics. The primary source of discount rate observations is the rate of return implied by sales of comparable asset-backed securities.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and/or other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Interest rate risk arises from financial instruments including loans, securities and borrowings, as well as servicing assets, all entered into for purposes other than trading. We have experienced significant dislocation in the capital markets due to COVID-19. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for additional information.

The acquisition of Radius has significantly changed our interest rate risk profile. Loans held for investment will be funded primarily through the Radius deposit base, and the majority of loans on the balance sheet, at any point in time, will be retained in the held-for-investment portfolio and be accounted for at amortized cost. As a result, the primary component of interest rate risk on our financial instruments will arise from the impact of fluctuations in loan and deposit rates on our net interest income. We will measure this sensitivity by assessing the impact of hypothetical changes in interest rates on our net interest income results. Our legacy portfolio of Loans Invested in by the Company at fair value will decline over time. Consequently, the impact of interest rate changes on the fair value of the legacy portfolio will decrease as the portfolio runs off.

As the Radius acquisition was completed in the first quarter of 2021, the following interest rate sensitivity simulations at December 31, 2020 and 2019 do not include Radius financial instruments.

Interest Rate Sensitivity

Loans Invested in by the Company. As of December 31, 2020 and 2019, we were exposed to interest rate risk on $171.9 million and $766.0 million of loans invested in by the Company at fair value, respectively, which have fixed interest rates. Any realized or unrealized losses from interest rate changes are recorded in earnings. The following table presents the impact to the fair value of loans invested in by the Company due to a hypothetical change in interest rates as of December 31, 2020 and 2019:

	Loans Invested in by the Company
December 31,	2020	2019
Fair value	$171,856	$766,048
Interest rates
100 basis point increase	$(1,692)	$(9,806)
100 basis point decrease	$1,721	$10,014

Securities Available for Sale. As of December 31, 2020 and 2019, we were exposed to interest rate risk on $142.2 million and $270.9 million of securities available for sale, respectively, including $142.0 million and $220.1 million, respectively, of asset-backed securities related to Structured Program transactions. To manage this risk, we limit and monitor maturities, credit ratings, performance of loans underlying Structured Program transactions and concentrations within the investment portfolio.

The following table presents the impact to the fair value of securities available for sale due to a hypothetical change in interest rates as of December 31, 2020 and 2019:

	Securities Available for Sale
December 31,	2020	2019
Fair value	$142,226	$270,927
Interest rates
100 basis point increase	$(1,145)	$(2,313)
100 basis point decrease	$1,145	$2,301

LENDINGCLUB CORPORATION

Servicing Assets. As of December 31, 2020 and 2019, we were exposed to interest rate risk from our servicing assets of $56.3 million and $89.7 million, respectively. The following table presents the impact to the fair value of servicing assets due to a hypothetical change in the expected prepayment rates as of December 31, 2020 and 2019:

	Servicing Assets
December 31,	2020	2019
Fair value	$56,347	$89,680
Expected prepayment rates
10 percent increase	$(1,596)	$(2,962)
10 percent decrease	$1,596	$2,962

The fair values of certain of our assets and liabilities are sensitive to changes in interest rates. Fixed rate assets may decline in value due to a rise in interest rates, while floating rate assets may produce less income than expected if interest rates fall. The impact of changes in interest rates would be reduced by the fact that increases or decreases in fair values of assets would be partially offset by corresponding changes in fair values of liabilities.

Credit Facilities and Securities Sold Under Repurchase Agreements. As of December 31, 2020, all previously existing credit facilities were fully repaid and terminated and the securities sold under repurchase agreements bore fixed interest rates, therefore, we were not exposed to any interest rate risk. As of December 31, 2019, we were exposed to interest rate risk on $387.3 million of funding under the Personal Loan and Auto Loan Warehouse Credit Facilities, $60.0 million of funding under the Revolving Facility and $140.2 million of funding under our securities sold under repurchase agreements.

As described above, because we were not exposed to any interest rate risk related to our credit facilities and securities sold under repurchase agreements at December 31, 2020, the following table presents the impact to the annualized interest expense due to a hypothetical change in the one-month LIBOR rate as of December 31, 2019:

Credit Facilities and Securities Sold Under Repurchase Agreements
December 31,	2019
Carrying value	$587,453
One-month LIBOR
100 basis point increase	$5,875
100 basis point decrease	$(5,875)

Cash and Cash Equivalents. As of December 31, 2020 and 2019, we had cash and cash equivalents of $525.0 million and $243.8 million, respectively. These amounts were held primarily in interest-bearing deposits at investment grade financial institutions, institutional money market funds, certificates of deposit, and commercial paper, which are short-term. Due to their short-term nature, we do not believe we have material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates.

LENDINGCLUB CORPORATION
Item 8. Financial Statements and Supplementary Data

LENDINGCLUB CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of LendingClub Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Valuation of Level 3 Financial Assets including Unobservable Inputs therein
–Securities Available for Sale – See Note 5. Securities Available for Sale
–Fair Value of Assets and Liabilities – See Note 8. Fair Value of Assets and Liabilities
–Other Assets – Loan Servicing Assets at Fair Value – See Note 10. Other Assets

Critical Audit Matter Description

In structured program transactions that meet the applicable criteria to be accounted for as a sale, the Company retains certain asset-backed securities including subordinated residual interests and CLUB Certificates, which are classified as securities available for sale. Additionally, the Company has servicing assets related to the ongoing servicing of whole loans previously sold. The fair value of each of these Level 3 assets are estimated using discounted cash flow models and include unobservable inputs.

Auditing the models and unobservable inputs used by management to estimate the fair value of these Level 3 assets involves subjective and complex judgments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the models and unobservable inputs used by management to estimate the fair value of these Level 3 assets included the following key procedures:
•We tested the effectiveness of controls over the valuation of asset-backed securities including subordinated residual interests and CLUB Certificates, and the valuation of servicing assets, including controls related to price calibration, discount rate, loss curves and prepayment curves.
•We gained an understanding of the significance of inputs and assumptions using sensitivity analysis, identifying relevant inputs and assumptions for further testing.
•We gained an understanding of the relevant assumptions used in valuation of servicing rights and evaluated management’s study on market rate of servicing and their expectation of ancillary fees based on historical averages and other estimates.
•We attended the quarterly valuation committee meetings and observed if members of the committee challenge the estimates and assumptions made by the credit risk and loss forecasting teams. We obtained and reviewed management's written policies and procedures to derive the fair value of these assets and determined if valuations were appropriately approved by management.
•We compared management’s assumptions to external sources, including the Company’s comparable market transaction data, where available.
•With the assistance of our fair value specialists, we developed independent estimates of fair values and compared our estimates to the Company’s estimates.

Valuation and Disclosure of Litigation and Regulatory Matters
–Commitments and Contingencies – See Note 19. Commitments and Contingencies

Critical Audit Matter Description

The accrued contingent liability and associated litigation expense related to certain ongoing litigation and regulatory matters is estimated, recorded and disclosed based on the Company’s expectations regarding the probability and magnitude of any expected losses. These estimates are refined as information becomes available over the course of the associated matters. The determination of an expected contingent liability and associated litigation expense, and evaluation of disclosure with respect to any incremental range of reasonably possible loss, require management to make assumptions and estimates related to the outcome of these matters. Due to the inherent uncertainty involved in the assessment of the outcomes, the actual loss may be different than the Company’s estimate of expected loss. The Company’s accrued contingent liability as of December 31, 2020 was $21.6 million, with contingent liability expense for the year ended December 31, 2020 of $7.4 million. The Company has further concluded there is no range of incremental reasonably possible loss.

Auditing the probability of an unfavorable outcome and the estimate of the associated exposure involves subjective and complex judgement and careful evaluation of the facts in coordination with the Company’s legal counsel as information becomes available.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to assessing the probability of outcome related to these matters, including the estimated probable loss and management’s conclusion that there is no incremental reasonably possible loss, included the following key procedures:
•We tested the effectiveness of controls over the valuation of contingent liabilities related to outstanding and anticipated litigation and regulatory matters, including the evaluation of whether such exposures are probable or reasonably possible.
•We tested the effectiveness of controls over the presentation and disclosure of litigation and regulatory matters.
•We inspected board and committee meeting materials and minutes and attended meetings with General Counsel, Executives and the Audit Committee for updates on litigation and regulatory matters.
•We sent independent third-party confirmations to external counsel and ascertained completeness of the litigation matters brought to our attention by internal counsel.
•We evaluated the reasonableness of management’s estimates of loss contingencies by holding meetings with management and the Company’s internal counsel, reviewing the Company’s responses to regulators where applicable.
•We evaluated management’s ability to estimate loss contingencies by comparing actual settlements for matters existing at the end of prior periods with their historical forecasts.
•We obtained a legal letter from the Company’s internal counsel detailing the status of all material current litigation and regulatory matters commensurate with the date of our reports.

Valuation and Classification of Series A Preferred Stock issued in exchange for Common Stock
– Deemed Dividend – See Note 4. Net Income (Loss) Per Share
– Preferred Stock – See Note 15. Stockholders’ Equity

Critical Audit Matter Description

In February 2020, the Company entered into an exchange agreement with its largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), pursuant to which, on March 20, 2020, Shanda exchanged all of its 19.56 million shares of common stock for 195,628 newly issued shares of mandatorily convertible non-voting LendingClub preferred stock, series A (Series A Preferred Stock) and a one-time cash payment of $50.2 million.

The Company further evaluated the disclosure requirements, concluding that the Series A Preferred Stock is considered a separate class of common shares for purposes of calculating net income (loss) per share, and that basic and diluted net income (loss) per share should be computed using the two-class method.

The Company engaged a valuation expert to value the Series A Preferred Stock on the date of the exchange agreement and determined that the effective conversion price for the Series A Preferred Stock was less than the fair value of the common stock. Based on the assessment performed, the Company concluded that the value differential between the shares exchanged approximated the amount paid in cash and as such identified a beneficial conversion feature, recognized as a deemed dividend of $50.2 million within accumulated deficit. The deemed dividend is an adjustment to net loss to arrive at net loss attributable to common stockholders.

Auditing the Company’s valuation of Series A Preferred Stock and technical accounting conclusions related to the share exchange transaction required significant judgement given the complexity involved in applying the relevant accounting standards.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to assessing the valuation and accounting conclusions related to share exchange transaction included the following key procedures:
•We tested the effectiveness of controls over management’s technical accounting analysis for the share exchange transaction, including analysis of related disclosures.
•We inspected the relevant share exchange agreement and obtained evidence for the related cash payment.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation model and assumptions used by management in estimating the fair value of Series A Preferred Stock
•We consulted with our National Office and utilized individuals with specialized skill and knowledge in technical accounting with respect to application of accounting literature to the share exchange transaction, and evaluated the related accounting conclusions, identification of the beneficial conversion feature, the classification of the transaction in equity, and presentation with respect to net income (loss) per share under the two-class method.
•We inspected the board and committee meeting materials and minutes and attended meetings with General Counsel, Executives and the Audit Committee for updates on share exchange transaction.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 11, 2021

We have served as the Company’s auditor since 2013.

December 31,	2020	2019
Assets
Cash and cash equivalents	$524,963	$243,779
Restricted cash (1)	103,522	243,343
Securities available for sale at fair value	142,226	270,927
Loans held for investment at fair value (1)	636,686	1,079,315
Loans held for investment by the Company at fair value (1)	49,954	43,693
Loans held for sale by the Company at fair value (1)	121,902	722,355
Accrued interest receivable (1)	5,205	12,857
Property, equipment and software, net	96,641	114,370
Operating lease assets	74,037	93,485
Intangible assets, net	11,427	14,549
Other assets (1)	96,730	143,668
Total assets	$1,863,293	$2,982,341
Liabilities and Equity
Accounts payable	$3,698	$10,855
Accrued interest payable (1)	4,572	9,260
Operating lease liabilities	94,538	112,344
Accrued expenses and other liabilities (1)	101,457	142,636
Payable to investors	40,286	97,530
Notes, certificates and secured borrowings at fair value (1)	636,774	1,081,466
Payable to Structured Program note and certificate holders at fair value (1)	152,808	40,610
Credit facilities and securities sold under repurchase agreements (1)	104,989	587,453
Total liabilities	1,139,122	2,082,154
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 43,000 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 88,149,510 and 89,218,797 shares issued, respectively; 88,149,510 and 88,757,406 shares outstanding, respectively	881	892
Additional paid-in capital	1,508,020	1,467,882
Accumulated deficit	(786,214)	(548,472)
Treasury stock, at cost; 0 and 461,391 shares, respectively	—	(19,550)
Accumulated other comprehensive income (loss)	1,484	(565)
Total equity	724,171	900,187
Total liabilities and equity	$1,863,293	$2,982,341
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

December 31,	2020	2019
Assets of consolidated VIEs, included in total assets above
Restricted cash	$15,983	$30,046
Loans held for investment at fair value	52,620	197,842
Loans held for investment by the Company at fair value	50,102	40,251
Loans held for sale by the Company at fair value	98,190	551,455
Accrued interest receivable	1,134	4,431
Other assets	136	1,359
Total assets of consolidated variable interest entities	$218,165	$825,384
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	$721	$3,185
Accrued expenses and other liabilities	8	244
Notes, certificates and secured borrowings at fair value	52,620	197,842
Payable to Structured Program note and certificate holders at fair value	152,808	40,610
Credit facilities and securities sold under repurchase agreements	—	387,251
Total liabilities of consolidated variable interest entities	$206,157	$629,132

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2020	2019	2018
Net revenue:

Transaction fees	$207,640	$598,760	$526,942

Interest income	209,694	345,345	487,462
Interest expense	(141,503)	(246,587)	(385,605)
Net fair value adjustments	(117,247)	(144,990)	(100,688)
Net interest income and fair value adjustments	(49,056)	(46,232)	1,169
Investor fees	111,864	124,532	114,883
Gain on sales of loans	30,812	67,716	45,979
Net investor revenue	93,620	146,016	162,031

Other revenue	13,442	13,831	5,839

Total net revenue	314,702	758,607	694,812
Operating expenses:
Sales and marketing	79,055	279,423	268,517
Origination and servicing	71,193	103,403	99,376
Engineering and product development	139,050	168,380	155,255
Other general and administrative	213,021	238,292	228,641
Goodwill impairment	—	—	35,633
Class action and regulatory litigation expense	—	—	35,500
Total operating expenses	502,319	789,498	822,922
Loss before income tax expense (benefit)	(187,617)	(30,891)	(128,110)
Income tax expense (benefit)	(79)	(201)	43
Consolidated net loss	(187,538)	(30,690)	(128,153)
Less: Income attributable to noncontrolling interests	—	55	155
LendingClub net loss	$(187,538)	$(30,745)	$(128,308)

Net loss per share attributable to common stockholders – Basic and Diluted (1)	$(2.63)	$(0.35)	$(1.52)
Weighted-average common shares – Basic and Diluted (1)	77,934,302	87,278,596	84,583,461
Net income (loss) per share attributable to preferred stockholders – Basic and Diluted (1)	$1.39	$0.00	$0.00
Weighted-average common shares, as converted – Basic and Diluted (1)	12,505,393	—	—
(1)    See “Notes to Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” and “Note 15. Stockholders' Equity” for additional information.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2020	2019	2018
LendingClub net loss	$(187,538)	$(30,745)	$(128,308)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	2,044	(526)	252
Other comprehensive income (loss), before tax	2,044	(526)	252
Income tax effect	(5)	216	83
Other comprehensive income (loss), net of tax	2,049	(742)	169
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(20)	7
LendingClub other comprehensive income (loss), net of tax	2,049	(722)	162
LendingClub comprehensive income (loss)	(185,489)	(31,467)	(128,146)
Comprehensive income (loss) attributable to noncontrolling interests	—	(20)	7
Total comprehensive income (loss)	$(185,489)	$(31,487)	$(128,139)
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2017	—	$—	83,494,769	$840	$1,330,564	456,540	$(19,485)	$(5)	$(389,419)	$922,495	$5,262	$927,757
Stock-based compensation	—	—	—	—	84,150	—	—	—	—	84,150	—	84,150
Net issuances under equity incentive plans, net of tax	—	—	2,071,518	21	(14,552)	—	—	—	—	(14,531)	—	(14,531)
ESPP purchase shares	—	—	361,840	3	5,230	—	—	—	—	5,233	—	5,233
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	162	—	162	7	169
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,644)	(3,644)
Net loss	—	—	—	—	—	—	—	—	(128,308)	(128,308)	155	(128,153)
Balance at December 31, 2018	—	$—	85,928,127	$864	$1,405,392	456,540	$(19,485)	$157	$(517,727)	$869,201	$1,780	$870,981
Stock-based compensation	—	—	—	—	79,944	—	—	—	—	79,944	—	79,944
Net issuances under equity incentive plans, net of tax (1)	—	—	2,665,309	26	(19,864)	4,851	(65)	—	—	(19,903)	—	(19,903)
ESPP purchase shares	—	—	163,970	2	2,410	—	—	—	—	2,412	—	2,412
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(722)	—	(722)	(20)	(742)
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,815)	(1,815)
Net loss	—	—	—	—	—	—	—	—	(30,745)	(30,745)	55	(30,690)
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187	$—	$900,187
Stock-based compensation	—	—	—	—	66,626	—	—	—	—	66,626	—	66,626
Net issuances under equity incentive plans, net of tax (2)	—	—	3,692,185	36	(6,914)	5,658	(71)	—	—	(6,949)	—	(6,949)
Net issuances of preferred stock in exchange for common stock (3)	43,000	—	(4,300,081)	(43)	43	—	—	—	(50,204)	(50,204)	—	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—	—	—
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	2,049	—	2,049	—	2,049
Net loss	—	—	—	—	—	—	—	—	(187,538)	(187,538)	—	(187,538)
Balance at December 31, 2020	43,000	$—	88,149,510	$881	$1,508,020	—	$—	$1,484	$(786,214)	$724,171	$—	$724,171
(1)    Includes shares purchased by the Company in lieu of issuing fractional shares in connection with a 1-for-5 reverse stock split effective on July 5, 2019 and shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(2)     Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(3) Includes a payment of $50.2 million that was recorded as a deemed dividend within accumulated deficit related to the beneficial conversion feature of the Series A Preferred Stock issued on March 20, 2020, which would convert into common stock upon a sale by the preferred stockholder to a third party. See “Note 15. Stockholders' Equity” for additional information.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Share Data)

Year Ended December 31,	2020	2019	2018
Cash Flows from Operating Activities:
Consolidated net loss	$(187,538)	$(30,690)	$(128,153)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Net fair value adjustments	117,247	144,990	100,688
Change in fair value of loan servicing assets and liabilities	58,730	58,095	30,482
Stock-based compensation, net	61,533	73,639	75,087
Goodwill impairment charge	—	—	35,633
Depreciation and amortization	54,029	59,152	54,764
Gain on sales of loans	(30,812)	(67,716)	(50,421)
Other, net	8,922	7,483	5,471
Purchase of loans held for sale	(2,779,493)	(7,643,996)	(7,397,886)
Principal payments received on loans held for sale	233,310	265,820	210,831
Proceeds from whole loan sales and Structured Program transactions, net of underwriting fees and costs	2,981,428	6,937,984	6,485,432
Net change in operating assets and liabilities:
Accrued interest receivable, net	(5,048)	(16,298)	(3,785)
Other assets	19,728	6,609	52,708
Accounts payable	(6,922)	4,158	(3,005)
Accrued interest payable	(4,688)	(9,843)	(13,372)
Accrued expenses and other liabilities	(41,824)	326	(93,424)
Payable to investors	(60,571)	(60,357)	(791)
Net cash provided by (used for) operating activities	418,031	(270,644)	(639,741)
Cash Flows from Investing Activities:
Purchase of loans	(315,135)	(633,632)	(960,881)
Principal payments received on loans	691,536	1,191,428	1,763,348
Proceeds from recoveries and sales of charged-off loans	42,178	54,032	63,240
Purchases of securities available for sale	(53,736)	(144,481)	(136,445)
Proceeds from sales, maturities, redemptions and paydowns of securities available for sale	99,630	145,880	153,468
Proceeds from paydowns of asset-backed securities related to Structured Program transactions	132,045	90,648	47,235
Purchases of property, equipment and software, net	(31,147)	(50,668)	(52,976)
Other investing activities	400	561	1,747
Net cash provided by investing activities	565,771	653,768	878,736
Cash Flows from Financing Activities:
Proceeds from issuance of notes and certificates	314,995	632,962	953,904
Repayments of secured borrowings	(16,867)	(56,884)	(139,206)
Principal payments on and retirements of notes and certificates	(671,359)	(1,147,297)	(1,615,800)
Payments on notes and certificates from recoveries/sales of related charged-off loans	(41,179)	(55,022)	(62,494)
Principal payments on securitization notes	(73,710)	(58,025)	(45,709)
Proceeds from issuance of securitization notes and certificates	186,190	42,500	258,767
Proceeds from credit facilities and securities sold under repurchase agreements	1,195,261	2,943,948	2,125,488
Principal payments on credit facilities and securities sold under repurchase agreements	(1,676,618)	(2,815,475)	(1,698,214)

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2020	2019	2018
Payment for debt issuance costs	(1,852)	(1,419)	(4,494)
Net cash inflow (outflow) from consolidation (deconsolidation) of VIE	—	(5,951)	(15,013)
Dividends paid on preferred stock	(50,204)	—	—
Other financing activities	(7,096)	(19,397)	3,545
Net cash used for financing activities	(842,439)	(540,060)	(239,226)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	141,363	(156,936)	(231)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	487,122	644,058	644,289
Cash, Cash Equivalents and Restricted Cash, End of Period	$628,485	$487,122	$644,058
Supplemental Cash Flow Information:
Cash paid for interest	$143,840	$254,585	$394,459
Cash paid for operating leases included in the measurement of lease liabilities	$16,679	$16,816	$—
Non-cash investing activity:
Accruals for property, equipment and software	$686	$1,745	$2,256
Securities retained from Structured Program transactions	$43,458	$197,267	$106,609
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$17,414	$122,330	$1,095
Non-cash financing activity:
Exchange of common stock for preferred stock	$207,244	$—	$—
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$—	$200,881	$269,151

The following presents cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$524,963	$243,779
Restricted cash	103,522	243,343
Total cash, cash equivalents and restricted cash	$628,485	$487,122

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)
1. Basis of Presentation

LendingClub Corporation (LendingClub) operates an online lending marketplace platform that connects borrowers and investors. On February 1, 2021, LendingClub completed the acquisition of Radius Bancorp, Inc. (Radius), through which LendingClub became a bank holding company and formed LendingClub Bank, N.A. (the Bank) as its wholly-owned subsidiary. Additionally, LendingClub has established various entities to facilitate loan sale transactions, including sponsoring asset-backed securitization transactions and Certificate Program transactions (collectively referred to as Structured Program transactions), where certain accredited investors and qualified institutional buyers have the opportunity to invest in senior and subordinated securities backed by a pool of unsecured personal whole loans. Certificate Program transactions include CLUB Certificate and Levered Certificate transactions. LC Trust I (the LC Trust) is an independent Delaware business trust that acquires loans from LendingClub and holds them for the sole benefit of certain investors that have purchased trust certificates issued by the LC Trust that are related to specific underlying loans for the benefit of the investor.

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

The Company presents loans under a number of different captions to align the assets to their associated liabilities, if any. “Loans held for investment at fair value” are loans which are related to the Company’s Member Payment Dependent Notes (Retail Notes), certificates and secured borrowings program. The Company is not exposed to market risk, interest rate risk or credit risk on these loans and all loan cash flows flow directly to the retail note, certificate and secured borrowing owners. The associated liability for this loan category is included in the caption “Notes, certificates and secured borrowings at fair value.” Loans included in “Loans held for investment by the Company at fair value” and “Loans held for sale by the Company at fair value” are loans which the Company has purchased and from which the Company earns interest income and records net fair value adjustments in earnings for changes in the valuation of loans.

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

Securities Available for Sale

Debt securities that the Company might not hold until maturity are classified as securities available for sale. In structured program transactions that meet the applicable criteria to be accounted for as a sale, the Company retains certain asset-backed securities including subordinated residual interests and CLUB Certificates, which are classified as securities available for sale. On January 1, 2020, the entity adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) for securities available for sale. Asset-backed securities where the expected cash flows are significantly lower than that of the contractual future cash flows are considered to be purchased with credit deterioration (PCD). The discounted differential in expected and contractual cash flows is included with the purchase price of the asset to determine amortized cost of the security with an equal and offsetting valuation allowance for credit losses. Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in “Accumulated other comprehensive income (loss)” included in Equity in the Company’s Consolidated Balance Sheets unless management determines that the security is impaired due to a deterioration in expected cash flows, in which case the unrealized loss is recognized in earnings within “Net fair value adjustments” as a valuation allowance for credit losses (with the implementation of CECL) or other-than-temporary impairment (prior to the implementation of CECL) in the Company’s Consolidated Statements of Operations.

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

Loans Held for Investment and Related Notes and Certificates

The Company has elected the fair value option for loans held for investment and related notes and certificates. Due to the payment dependent feature of the notes and certificates, changes in the fair value of the notes and certificates are offset by changes in the fair values of related loans, resulting in no net effect on the Company’s earnings. The Company places loans held for investment on non-accrual status at 90 days past due. Interest receivable on loans held for investment and accrued interest payable on notes and certificates are reduced when the corresponding loan held for investment is placed on non-accrual status due to the payment dependent nature of the loans held for investment and related notes and certificates. The Company charges-off loans held for investment and related notes

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
and certificates no later than 120 days past due. The Company does not record an allowance for credit losses on accrued interest receivable.

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

Beneficial Conversion Feature

The Company accounts for the beneficial conversion feature (BCF) on its Series A Preferred Stock in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company accretes the BCF discount from the date of issuance to the earliest conversion date, which was March 20, 2020. All of the BCF discount was accreted and recognized as a deemed dividend in “Accumulated deficit” on the Company’s Condensed Consolidated Balance Sheets. See “Note 15. Stockholders' Equity” for additional information.

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

Adoption of New Accounting Standards

The Company adopted the following accounting standards during the year ended December 31, 2020:

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is part of the FASB’s initiative to reduce complexity in accounting standards. The ASU eliminates certain exceptions to the general principles of ASC 740, Income Taxes, and simplifies income tax accounting in several areas. The standard is effective for fiscal periods beginning after December 15, 2020 with early adoption permitted. The Company early adopted this ASU as of January 1, 2020, and did not have a material impact on its financial position, results of operations, cash flows, and disclosures.

New Accounting Standards Not Yet Adopted

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the years ended December 31, 2020 and 2019:

Year Ended December 31,	2020	2019	2018
Transaction fees	$207,640	$598,760	$526,942
Referral fees	5,011	5,474	3,645
Total revenue from contracts with customers	$212,651	$604,234	$530,587

The Company recognizes transaction and referral fees at each distinct instance after the Company satisfies its performance obligations. The Company had no bad debt expense for the years ended December 31, 2020 and 2019. Because revenue is recognized at the same time that payments are received, the Company had no contract assets, contract liabilities, or deferred contract costs recorded as of December 31, 2020 and 2019. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the years ended December 31, 2020 and 2019. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Note 2. Summary of Significant Accounting Policies” above.

4. Net Income (Loss) Per Share

The following table details the computation of the Company’s basic and diluted net loss per share of common stock and Series A Preferred Stock:

Year Ended December 31,	2020		2019	2018
	Common Stock	Preferred Stock(1)(2)	Common Stock	Common Stock
Allocation of undistributed LendingClub net loss	$(154,664)	$(32,874)	$(30,745)	$(128,308)
Deemed dividend	(50,204)	50,204	—	—
Net loss attributable to stockholders	$(204,868)	$17,330	$(30,745)	$(128,308)
Weighted-average common shares – Basic and Diluted (2)	77,934,302	12,505,393	87,278,596	84,583,461
Net loss per share attributable to stockholders – Basic and Diluted (2)	$(2.63)	$1.39	$(0.35)	$(1.52)
(1)    Presented on an as-converted basis.
(2)    See “Note 2. Summary of Significant Accounting Policies” and “Note 15. Stockholders' Equity” for additional information.

In February 2020, the Company entered into an exchange agreement with its largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), pursuant to which, on March 20, 2020, Shanda exchanged all of 19,562,881 shares of LendingClub common stock, par value of $0.01 per share, held by it for (i) 195,628 newly issued shares of mandatorily convertible, non-voting, LendingClub preferred stock, series A (Series A Preferred Stock), par value of $0.01 per share, and (ii) a one-time cash payment of $50.2 million. The Series A Preferred Stock is considered a separate class of common shares for purposes of calculating net income (loss) per share because it participates in earnings similar to common stock and does not receive any significant preferences over the common stock. See “Note 15. Stockholders' Equity” for additional information. During the period that included the Company’s preferred stock, Basic and Diluted EPS were computed using the two-class method, which is a net income (loss) allocation that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed income (loss).

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes the weighted-average common shares that were excluded from the Company’s diluted net loss per share computation because their effect would have been anti-dilutive for the periods presented:

Year Ended December 31,	2020	2019	2018
Preferred stock	12,505,393	—	—
Stock options	221,949	455,627	893,425
RSUs and PBRSUs	299,747	59,812	63,959
Total	13,027,089	515,439	957,384

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

The Levered Certificate issued senior and subordinated securities retained by the Company are presented in aggregate with securities from asset-backed securitizations as “Asset-backed senior securities” and “Asset-backed subordinated securities,” respectively, in the tables below. The “Other asset-backed securities” caption in the tables below primarily includes investment-grade rated bonds that are collateralized by automobile loan receivables. In the fourth quarter of 2020, the Company liquidated a portion of its investment portfolio, which included commercial paper, corporate debt securities, asset-backed securities, and certificates of deposit.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of December 31, 2020 and 2019, were as follows:

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Asset-backed senior securities (1)(2)	$75,332	$67	$(27)	$—	$75,372
CLUB Certificate asset-backed securities (1)(2)	54,525	576	(772)	(4,190)	50,139
Asset-backed subordinated securities (1)(2)	29,107	2,128	(174)	(14,546)	16,515
Other securities (2)	200	—	—	—	200
Total securities available for sale	$159,164	$2,771	$(973)	$(18,736)	$142,226

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed senior securities (1)(2)	$108,780	$597	$(38)	$109,339
CLUB Certificate asset-backed securities (1)(2)	90,728	41	(1,063)	89,706
Asset-backed subordinated securities (1)(2)	20,888	423	(221)	21,090
Corporate debt securities	14,333	11	(1)	14,343
Certificates of deposit	13,100	—	—	13,100
Other asset-backed securities	12,075	6	(1)	12,080
Commercial paper	9,274	—	—	9,274
U.S. agency securities	1,995	—	—	1,995
Total securities available for sale	$271,173	$1,078	$(1,324)	$270,927
(1)    As of December 31, 2020 and 2019, $119.3 million and $219.0 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules (as more fully described in “Part I – Item 1A. Risk Factors – Risk retention rules may increase our compliance costs, impair our liquidity and otherwise adversely affect our operating results.”)
(2)    As of December 31, 2020 and 2019, includes $133.5 million and $174.8 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded as of December 31, 2020 and 2019, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$26,678	$(855)	$6,052	$(118)	$32,730	$(973)
Total securities with unrealized losses (1)	$26,678	$(855)	$6,052	$(118)	$32,730	$(973)

	Less than 12 months		12 months or longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$91,350	$(1,287)	$1,875	$(35)	$93,225	$(1,322)
Corporate debt securities	4,613	(1)	—	—	4,613	(1)
Other asset-backed securities	3,062	(1)	—	—	3,062	(1)
Total securities with unrealized losses (1)	$99,025	$(1,289)	$1,875	$(35)	$100,900	$(1,324)
(1)    The number of investment positions with unrealized losses at December 31, 2020 and 2019 totaled 55 and 70, respectively.

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

During the year ended December 31, 2020, the Company recognized $3.4 million in credit recovery and loss expense. During the years ended December 31, 2019 and 2018, the Company recognized $3.6 million and $3.0 million, respectively, in other-than-temporary impairment charges on its asset-backed securities related to Structured Program transactions. There were no credit losses recognized into earnings for other-than-temporarily impaired securities held by the Company during the years ended December 31, 2020, 2019 and 2018 for which a portion of the impairment was previously recognized in other comprehensive income.

The following table presents the activity in the allowance for credit losses for securities available for sale, by major security type, for the year ended December 31, 2020:

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of January 1, 2020	$—	$—	$—
Provision for credit loss expense	(236)	(3,146)	(3,382)
Allowance arising from PCD financial assets	(3,954)	(11,400)	(15,354)
Ending balance as of December 31, 2020	$(4,190)	$(14,546)	$(18,736)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Securities available for sale purchased with credit deterioration during the year ended December 31, 2020 were as follows:

Year Ended December 31, 2020
Purchase price of PCD securities at acquisition	$27,034
Allowance for credit losses on PCD securities at acquisition	15,353
Par value of acquired PCD securities at acquisition	$42,387

The contractual maturities of securities available for sale at December 31, 2020, were as follows:

	Amortized Cost	Fair Value
Within 1 year:
Other securities	$200	$200
Total	200	200
Asset-backed securities related to Structured Program transactions	158,964	142,026
Total securities available for sale	$159,164	$142,226

During the years ended December 31, 2020, 2019 and 2018, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, sold a combined $1.3 billion, $4.5 billion and $2.0 billion, respectively, in asset-backed securities related to Structured Program transactions. There were no realized gains or losses related to such sales. For further information see “Note 7. Securitizations and Variable Interest Entities.” Proceeds and gross realized gains and losses from other sales of securities available for sale were as follows:

Year Ended December 31,	2020	2019	2018
Proceeds	$6,217	$12,548	$497
Gross realized gains	$14	$9	$1
Gross realized losses	$(3)	$(1)	$(3)

6. Loans Held for Investment, Loans Held for Sale, Notes, Certificates and Secured Borrowings

Loans Held for Investment, Notes, Certificates and Secured Borrowings
The Company issued member payment dependent notes and the LC Trust issued certificates as a means to allow investors to invest in the corresponding loans. At December 31, 2020 and 2019, loans held for investment, notes, certificates and secured borrowings measured at fair value on a recurring basis were as follows:

	Loans Held for Investment		Notes, Certificates and Secured Borrowings
December 31,	2020	2019	2020	2019
Aggregate principal balance outstanding	$679,903	$1,148,888	$679,903	$1,148,888
Net fair value adjustments	(43,217)	(69,573)	(43,129)	(67,422)
Fair value	$636,686	$1,079,315	$636,774	$1,081,466

At December 31, 2020 and 2019, a fair value of $0.8 million and $18.0 million included in “Loans held for investment at fair value” was pledged as collateral for secured borrowings, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table provides the balances of notes, certificates and secured borrowings at fair value at the end of the periods indicated:

December 31,	2020	2019
Notes	$583,219	$863,488
Certificates	52,620	197,842
Secured borrowings	935	20,136
Total notes, certificates and secured borrowings	$636,774	$1,081,466

Loans Invested in by the Company

At December 31, 2020 and 2019, loans invested in by the Company for which there were no associated notes, certificates or secured borrowings (with the exception of $148.3 million and $40.3 million in loans at fair value in consolidated trusts as of December 31, 2020 and 2019, respectively) were as follows:

	Loans Invested in by the Company
	Loans Held for Investment		Loans Held for Sale		Total
December 31,	2020	2019	2020	2019	2020	2019
Aggregate principal balance outstanding	$56,388	$47,042	$132,600	$747,394	$188,988	$794,436
Net fair value adjustments	(6,434)	(3,349)	(10,698)	(25,039)	(17,132)	(28,388)
Fair value	$49,954	$43,693	$121,902	$722,355	$171,856	$766,048

The net fair value adjustments of $(17.1) million, $(28.4) million and $(30.6) million represent net unrealized losses recorded in earnings on loans invested in by the Company at December 31, 2020, 2019 and 2018, respectively. Total fair value adjustments recorded in earnings on loans invested in by the Company of $(101.7) million, $(141.0) million and $(102.0) million during the years ended December 31, 2020, 2019 and 2018, respectively, include net realized losses and changes in net unrealized losses. Net interest income earned on loans invested in by the Company during the years ended December 31, 2020, 2019 and 2018 was $59.0 million, $80.9 million and $90.9 million, respectively.

The Company used its own capital to purchase $1.6 billion in loans and sold $1.9 billion in loans during the year ended December 31, 2020, which were securitized or sold to series trusts in connection with the Company’s Certificate Program or sold to whole loan investors. The fair value of loans invested in by the Company was $171.9 million at December 31, 2020, which included $148.3 million related to Structured Program transactions that were consolidated and a related payable to Structured Program note and certificate holders at fair value of $152.8 million as of December 31, 2020. See “Note 7. Securitizations and Variable Interest Entities” and “Note 14. Debt” for further discussion on the Company’s consolidated trusts and “Note 8. Fair Value of Assets and Liabilities” for a fair value rollforward of loans invested in by the Company for the years ended December 31, 2020 and 2019.

At December 31, 2019, loans with a fair value of $551.5 million included in “Loans held for sale by the Company at fair value” were pledged as collateral for the Company’s warehouse credit facilities, respectively. See “Note 14. Debt” for additional information related to these debt obligations. There were no such loans pledged as collateral at December 31, 2020.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Loans that were 90 days or more past due (including non-accrual loans) were as follows:

December 31,	2020	2019
Loans held for investment:
Outstanding principal balance	$4,690	$10,755
Net fair value adjustments	(3,883)	(9,663)
Fair value	$807	$1,092
Number of loans (not in thousands)	769	1,428

Loans invested in by the Company:
Outstanding principal balance	$1,090	$2,315
Net fair value adjustments	(921)	(2,016)
Fair value	$169	$299
Number of loans (not in thousands)	129	338

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Company’s Consolidated Balance Sheets for its transactions with consolidated and unconsolidated VIEs at December 31, 2020 and 2019. Additionally, the assets and liabilities in the tables below exclude intercompany balances that eliminate in consolidation:

December 31, 2020	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$15,983	$—	$15,983
Securities available for sale at fair value	—	142,026	142,026
Loans held for investment at fair value	52,620	—	52,620
Loans held for investment by the Company at fair value	50,102	—	50,102
Loans held for sale by the Company at fair value	98,190	—	98,190
Accrued interest receivable	1,134	87	1,221
Other assets	136	32,778	32,914
Total assets	$218,165	$174,891	$393,056
Liabilities
Accrued interest payable	$721	$—	$721
Accrued expenses and other liabilities	8	—	8
Notes, certificates and secured borrowings at fair value	52,620	—	52,620
Payable to Structured Program note and certificate holders at fair value	152,808	—	152,808
Total liabilities	206,157	—	206,157
Total net assets	$12,008	$174,891	$186,899

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2019	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$30,046	$—	$30,046
Securities available for sale at fair value	—	220,135	220,135
Loans held for investment at fair value	197,842	—	197,842
Loans held for investment by the Company at fair value	40,251	—	40,251
Loans held for sale by the Company at fair value	551,455	—	551,455
Accrued interest receivable	4,431	877	5,308
Other assets	1,359	52,098	53,457
Total assets	$825,384	$273,110	$1,098,494
Liabilities
Accrued interest payable	$3,185	$—	$3,185
Accrued expenses and other liabilities	244	—	244
Notes, certificates and secured borrowings at fair value	197,842	—	197,842
Payable to Structured Program note and certificate holders at fair value	40,610	—	40,610
Credit facilities and securities sold under repurchase agreements	387,251	—	387,251
Total liabilities	629,132	—	629,132
Total net assets	$196,252	$273,110	$469,362

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

Consolidated Trusts

The Company establishes trusts to facilitate the sale of loans and issuance of senior and subordinated securities. If the Company is the primary beneficiary of the trust, it is a consolidated VIE and will reflect senior and subordinated securities held by third parties as a “Payable to Structured Program note and certificate holders at fair value” in the Company’s Consolidated Balance Sheets. If subsequently the Company is not the primary beneficiary of the trust, the Company will deconsolidate the VIE. See “Note 2. Summary of Significant Accounting Policies” and “Note 14. Debt” for additional information.

Warehouse Credit Facilities

The Company established certain entities (deemed to be VIEs) to enter into warehouse credit facilities for the purpose of purchasing loans from LendingClub. See “Note 14. Debt” for additional information.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at December 31, 2020 and 2019:

December 31, 2020	Assets	Liabilities	Net Assets
LC Trust	$55,447	$(53,068)	$2,379
Consolidated trusts	162,460	(153,089)	9,371
Warehouse credit facility	258	—	258
Total consolidated VIEs	$218,165	$(206,157)	$12,008

December 31, 2019	Assets	Liabilities	Net Assets
LC Trust	$201,696	$(199,520)	$2,176
Consolidated trusts	43,300	(40,687)	2,613
Warehouse credit facilities	580,388	(388,925)	191,463
Total consolidated VIEs	$825,384	$(629,132)	$196,252

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

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and historically purchased whole loans and interests in loans from the Company. As of December 31, 2020, the Company had an ownership interest of approximately 22% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. The Company has requested a full redemption of its investment in the Investment Fund. The Investment Fund provides audited financial statements annually and periodic investment statements throughout each calendar year on a delayed basis, which are used by the Company to evaluate performance and recoverability of our investment. At December 31, 2020, the Company’s investment was $7.8 million, which is recognized in “Other assets” on the Company’s Consolidated Balance Sheets.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at December 31, 2020 and 2019:

December 31, 2020	Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Net Assets
Unconsolidated Trusts	$1,267,611	$57,511	$48	$9,606	$67,165
Certificate Program	1,931,429	84,515	39	15,397	99,951
Investment Fund	34,376	—	—	7,775	7,775
Total unconsolidated VIEs	$3,233,416	$142,026	$87	$32,778	$174,891

December 31, 2020	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Total Exposure
Unconsolidated Trusts	$57,511	$48	$9,606	$67,165
Certificate Program	84,515	39	15,397	99,951
Investment Fund	—	—	7,775	7,775
Total unconsolidated VIEs	$142,026	$87	$32,778	$174,891

December 31, 2019	Carrying Value
	Total VIE Assets	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Net Assets
Unconsolidated Trusts	$1,909,219	$93,881	$362	$18,768	$113,011
Certificate Program	2,585,957	126,254	515	25,588	152,357
Investment Fund	34,170	—	—	7,742	7,742
Total unconsolidated VIEs	$4,529,346	$220,135	$877	$52,098	$273,110

December 31, 2019	Maximum Exposure to Loss
	Securities Available for Sale	Accrued Interest Receivable	Other Assets	Total Exposure
Unconsolidated Trusts	$93,881	$362	$18,768	$113,011
Certificate Program	126,254	515	25,588	152,357
Investment Fund	—	—	7,742	7,742
Total unconsolidated VIEs	$220,135	$877	$52,098	$273,110

“Total VIE Assets” represents the remaining principal balance of loans held by unconsolidated VIEs with respect to Unconsolidated Trusts, Certificate Program transactions, and the net assets held by the Investment Fund using the most current information available. “Securities Available for Sale,” “Accrued Interest Receivable,” and “Other Assets” are the balances in the Company’s Consolidated Balance Sheets related to its involvement with the unconsolidated VIEs. “Other Assets” includes the Company’s servicing assets and servicing receivables and the Company’s equity investment with respect to the Investment Fund. “Total Exposure” refers to the Company’s maximum exposure to loss from its involvement with unconsolidated VIEs. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019:

Year Ended December 31,	2020		2019
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold (1)	$255,203	$971,738	$1,553,847	$2,868,709
Net gains (losses) recognized from loans securitized or sold	$(20)	$7,897	$4,809	$32,417
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (2)	$12,707	$35,836	$75,924	$140,825
Cash proceeds from loans securitized or sold	$237,764	$598,694	$1,212,521	$2,555,713
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$17,684	$26,822	$16,961	$17,071
Cash proceeds for interest received on senior securities and subordinated securities	$4,559	$8,251	$5,022	$7,717
(1)    Included non-cash purchase and sale of loans requested by investors to facilitate a Structured Program transaction during the third quarter of 2020.
(2)    For Structured Program transactions, the Company retained asset-backed senior securities of $26.3 million and $98.7 million, CLUB Certificate asset-backed securities of $18.3 million and $101.3 million, and asset-backed subordinated securities of $4.0 million and $16.8 million for the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Structured Program transactions was $3.2 billion, of which $94.8 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2019, the aggregate unpaid principal balance of the off-balance sheet loans pursuant to Structured Program transactions was $4.4 billion, of which $145.6 million was attributable to off-balance sheet loans that were 31 days or more past due.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at December 31, 2020 and 2019:

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$636,686	$636,686
Loans held for investment by the Company	—	—	49,954	49,954
Loans held for sale by the Company	—	—	121,902	121,902
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	75,372	16,515	91,887
CLUB Certificate asset-backed securities	—	—	50,139	50,139
Other securities	—	200	—	200
Total securities available for sale	—	75,572	66,654	142,226
Servicing assets	—	—	56,347	56,347
Total assets	$—	$75,572	$931,543	$1,007,115

Liabilities:
Notes, certificates and secured borrowings	$—	$—	$636,774	$636,774
Payable to Structured Program note and certificate holders	—	—	152,808	152,808
Deferred revenue	—	—	4,776	4,776
Loan trailing fee liability	—	—	7,494	7,494
Total liabilities	$—	$—	$801,852	$801,852

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2019	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for investment	$—	$—	$1,079,315	$1,079,315
Loans held for investment by the Company	—	—	43,693	43,693
Loans held for sale by the Company	—	—	722,355	722,355
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	109,339	21,090	130,429
CLUB Certificate asset-backed securities	—	—	89,706	89,706
Corporate debt securities	—	14,343	—	14,343
Certificates of deposit	—	13,100	—	13,100
Other asset-backed securities	—	12,080	—	12,080
Commercial paper	—	9,274	—	9,274
U.S. agency securities	—	1,995	—	1,995
Total securities available for sale	—	160,131	110,796	270,927
Servicing assets	—	—	89,680	89,680
Total assets	$—	$160,131	$2,045,839	$2,205,970

Liabilities:
Note, certificates and secured borrowings	$—	$—	$1,081,466	$1,081,466
Payable to Structured Program note and certificate holders	—	—	40,610	40,610
Loan trailing fee liability	—	—	11,099	11,099
Total liabilities	$—	$—	$1,133,175	$1,133,175

As presented in the tables above, the Company has elected the fair value option for certain liabilities. Changes in the fair value of these financial liabilities caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the year ended December 31, 2020, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the Company’s loans held for investment and related notes, certificates, and secured borrowings, loans held for sale, loan servicing rights, asset-backed securities related to Structured Program transactions, and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. Due to changes in the availability of market observable inputs, the Company transferred $517 thousand of asset-backed securities related to Structured Program transactions out of Level 3 during the year ended December 31, 2020. The Company did not transfer any other assets or liabilities in or out of Level 3 during the years ended December 31, 2020 or 2019.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the years ended December 31, 2020 and 2019. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

Loans Held for Investment, Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans held for investment, notes, certificates and secured borrowings at December 31, 2020 and 2019:

	Loans Held for Investment, Notes, Certificates and Secured Borrowings
	December 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.6%	15.0%	9.4%	6.0%	12.0%	7.9%
Net cumulative expected loss rates (1)	4.3%	28.1%	11.2%	3.6%	34.9%	11.9%
Cumulative expected prepayment rates (1)	27.3%	35.7%	30.4%	28.7%	38.6%	31.7%
(1)     Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At December 31, 2020 and 2019, the discounted cash flow methodology used to estimate the note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. As demonstrated by the following tables, the fair value adjustments for loans held for investment and loans held for sale were largely offset by the corresponding fair value adjustments due to the payment dependent design of the notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value Reconciliation

The following table presents additional information about Level 3 loans held for investment, loans held for sale, and notes, certificates and secured borrowings measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

	Loans Held for Investment			Loans Held for Sale			Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$2,013,438	$(130,187)	$1,883,251	$—	$—	$—	$2,033,258	$(127,383)	$1,905,875
Purchases	632,962	(21)	632,941	2,490,734	(26,560)	2,464,174	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(123,036)	—	(123,036)	122,330	—	122,330	—	—	—
Issuances	—	—	—	—	—	—	632,962	—	632,962
Sales	—	—	—	(2,613,064)	24,789	(2,588,275)	—	—	—
Principal payments and retirements	(1,183,670)	—	(1,183,670)	—	—	—	(1,326,526)	14	(1,326,512)
Charge-offs, net of recoveries	(190,806)	138,857	(51,949)	—	—	—	(190,806)	135,785	(55,021)
Change in fair value recorded in earnings	—	(78,222)	(78,222)	—	1,771	1,771	—	(75,838)	(75,838)
Balance at December 31, 2019	$1,148,888	$(69,573)	$1,079,315	$—	$—	$—	$1,148,888	$(67,422)	$1,081,466
Purchases	314,995	—	314,995	1,564,081	(40,167)	1,523,914	—	—	—
Transfers (to) from loans held for investment and/or loans held for sale	(17,916)	—	(17,916)	17,413	—	17,413	—	—	—
Issuances	—	—	—	—	—	—	314,995	—	314,995
Sales	—	—	—	(1,581,494)	52,010	(1,529,484)	—	—	—
Principal payments and retirements	(687,723)	—	(687,723)	—	—	—	(705,639)	—	(705,639)
Charge-offs, net of recoveries	(78,341)	39,641	(38,700)	—	—	—	(78,341)	37,161	(41,180)
Change in fair value recorded in earnings	—	(13,285)	(13,285)	—	(11,843)	(11,843)	—	(12,868)	(12,868)
Balance at December 31, 2020	$679,903	$(43,217)	$636,686	$—	$—	$—	$679,903	$(43,129)	$636,774

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Loans Invested in by the Company

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loans invested in by the Company at December 31, 2020 and 2019:

	Loans Invested in by the Company
	December 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	8.7%	16.2%	9.6%	6.0%	11.5%	7.8%
Net cumulative expected loss rates (1)	5.0%	28.0%	8.9%	3.6%	36.6%	10.9%
Cumulative expected prepayment rates (1)	26.8%	41.0%	30.5%	27.3%	41.0%	31.6%
(1)     Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of loans invested in by the Company to adverse changes in key assumptions as of December 31, 2020 and 2019, are as follows:

	December 31, 2020	December 31, 2019
Fair value of loans invested in by the Company	$171,856	$766,048
Expected weighted-average life (in years)	1.2	1.5
Discount rates
100 basis point increase	$(1,692)	$(9,806)
200 basis point increase	$(3,355)	$(19,410)
Expected credit loss rates on underlying loans
10% adverse change	$(1,739)	$(9,558)
20% adverse change	$(3,514)	$(19,136)
Expected prepayment rates
10% adverse change	$(454)	$(2,429)
20% adverse change	$(924)	$(4,740)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value Reconciliation

The following table presents additional information about Level 3 loans invested in by the Company measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

	Loans Held For Investment by the Company			Loans Held For Sale by the Company			Total Loans Invested in by the Company
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2018	$3,518	$(935)	$2,583	$869,715	$(29,694)	$840,021	$873,233	$(30,629)	$842,604
Purchases	2,993	(2,303)	690	5,343,146	1	5,343,147	5,346,139	(2,302)	5,343,837
Transfers (to) from loans held for investment and/or loans held for sale	49,996	(1,471)	48,525	(49,290)	1,471	(47,819)	706	—	706
Sales	—	—	—	(5,122,450)	119,369	(5,003,081)	(5,122,450)	119,369	(5,003,081)
Principal payments and retirements	(5,214)	—	(5,214)	(268,366)	—	(268,366)	(273,580)	—	(273,580)
Charge-offs, net of recoveries	(4,251)	2,169	(2,082)	(25,361)	23,973	(1,388)	(29,612)	26,142	(3,470)
Change in fair value recorded in earnings	—	(809)	(809)	—	(140,159)	(140,159)	—	(140,968)	(140,968)
Balance at December 31, 2019	$47,042	$(3,349)	$43,693	$747,394	$(25,039)	$722,355	$794,436	$(28,388)	$766,048
Purchases	1,435	(1,296)	139	1,568,844	(6)	1,568,838	1,570,279	(1,302)	1,568,977
Transfers (to) from loans held for investment and/or loans held for sale	41,934	—	41,934	(41,431)	—	(41,431)	503	—	503
Sales	—	—	—	(1,907,446)	87,723	(1,819,723)	(1,907,446)	87,723	(1,819,723)
Principal payments and retirements	(29,640)	—	(29,640)	(207,483)	—	(207,483)	(237,123)	—	(237,123)
Charge-offs, net of recoveries	(4,383)	906	(3,477)	(27,278)	25,627	(1,651)	(31,661)	26,533	(5,128)
Change in fair value recorded in earnings	—	(2,695)	(2,695)	—	(99,003)	(99,003)	—	(101,698)	(101,698)
Balance at December 31, 2020	$56,388	$(6,434)	$49,954	$132,600	$(10,698)	$121,902	$188,988	$(17,132)	$171,856

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to Structured Program transactions at December 31, 2020 and 2019:

	Asset-Backed Securities Related to Structured Program Transactions
	December 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	2.2%	25.1%	8.4%	3.4%	20.7%	8.8%
Net cumulative expected loss rates (1)	5.4%	28.9%	18.8%	4.5%	37.9%	19.2%
Cumulative expected prepayment rates (1)	6.3%	30.5%	24.8%	17.3%	35.1%	29.4%
(1)    Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of Level 2 and Level 3 asset-backed securities related to Structured Program transactions to changes in key assumptions at December 31, 2020 and 2019:

	December 31, 2020
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$75,372	$16,515	$50,139
Expected weighted-average life (in years)	0.9	1.4	0.9
Discount rates
100 basis point increase	$(579)	$(161)	$(405)
200 basis point increase	$(1,145)	$(343)	$(800)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,831)	$(1,528)
20% adverse change	$—	$(3,718)	$(3,095)
Expected prepayment rates
10% adverse change	$—	$(791)	$(659)
20% adverse change	$—	$(1,736)	$(1,343)

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

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Fair value at beginning of period	$110,796	$60,279
Additions	27,578	118,721
Redemptions	(5,215)	(17,900)
Transfers	(517)	—
Cash received	(72,258)	(45,701)
Change in unrealized gain (loss)	2,578	(992)
Accrued interest	7,075	—
Provision for credit loss expense	(3,383)	—
Other-than-temporary impairment	—	(3,611)
Fair value at end of period	$66,654	$110,796

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at December 31, 2020 and 2019:

	Servicing Assets
	December 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted-Average
Discount rates	4.8%	16.4%	9.9%	2.9%	14.8%	8.6%
Net cumulative expected loss rates (1)	4.5%	26.3%	12.5%	3.7%	36.1%	12.4%
Cumulative expected prepayment rates (1)	27.0%	38.9%	31.2%	27.5%	41.8%	32.5%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.66%	0.66%	0.66%
(1)     Expressed as a percentage of the original principal balance of the loan.
(2)     Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of December 31, 2020 and 2019:

	Servicing Assets
	December 31, 2020	December 31, 2019
Weighted-average market servicing rate assumptions	0.62%	0.66%
Change in fair value from:
Servicing rate increase by 0.10%	$(7,379)	$(13,978)
Servicing rate decrease by 0.10%	$7,379	$13,979

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents the fair value of servicing assets to adverse changes in key assumptions as of December 31, 2020 and 2019:

	Servicing Assets
	December 31, 2020	December 31, 2019
Fair value of Servicing Assets	$56,347	$89,680
Discount rates
100 basis point increase	$(455)	$(680)
200 basis point increase	$(911)	$(1,360)
Expected loss rates
10% adverse change	$(346)	$(582)
20% adverse change	$(691)	$(1,165)
Expected prepayment rates
10% adverse change	$(1,596)	$(2,962)
20% adverse change	$(3,192)	$(5,924)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

Servicing Assets
Fair value at December 31, 2018	$64,006
Issuances (1)	79,692
Change in fair value, included in investor fees	(58,172)
Other net changes included in deferred revenue	4,154
Fair value at December 31, 2019	$89,680
Issuances (1)	33,990
Change in fair value, included in investor fees	(58,730)
Other net changes included in deferred revenue	(8,593)
Fair value at December 31, 2020	$56,347
(1)    Represents the gains or losses on sales of the related loans.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Loan Trailing Fee Liability

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for loan trailing fee liability at December 31, 2020 and 2019:

	Loan Trailing Fee Liability
	December 31, 2020			December 31, 2019
	Minimum	Maximum	Weighted Average-	Minimum	Maximum	Weighted Average-
Discount rates	4.8%	16.4%	10.5%	2.9%	14.8%	9.3%
Net cumulative expected loss rates (1)	4.5%	26.3%	14.3%	3.7%	36.0%	14.4%
Cumulative expected prepayment rates (1)	27.1%	39.0%	31.6%	28.5%	41.7%	33.0%
(1)     Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The fair value sensitivity of the loan trailing fee liability to adverse changes in key assumptions would not result in a material impact on the Company’s financial position.

Fair Value Reconciliation

The following table presents additional information about the Level 3 loan trailing fee liability measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

Year Ended December 31,	2020	2019
Fair value at beginning of period	$11,099	$10,010
Issuances	2,978	7,815
Cash payment of Loan Trailing Fee	(7,402)	(7,908)
Change in fair value, included in Origination and Servicing	819	1,182
Fair value at end of period	$7,494	$11,099

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

December 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$524,963	$—	$524,963	$—	$524,963
Restricted cash (1)	103,522	—	103,522	—	103,522
Servicer reserve receivable	22	—	22	—	22
Deposits	892	—	892	—	892
Total assets	$629,399	$—	$629,399	$—	$629,399
Liabilities:
Accrued expenses and other liabilities	$13,552	$—	$—	$13,552	$13,552
Accounts payable	3,698	—	3,698	—	3,698
Payable to investors	40,286	—	40,286	—	40,286
Credit facilities and securities sold under repurchase agreements	104,989	—	65,121	39,868	104,989
Total liabilities	$162,525	$—	$109,105	$53,420	$162,525
(1)    Carrying amount approximates fair value due to the short maturity of these financial instruments.

December 31, 2019	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and cash equivalents (1)	$243,779	$—	$243,779	$—	$243,779
Restricted cash (1)	243,343	—	243,343	—	243,343
Servicer reserve receivable	73	—	73	—	73
Deposits	953	—	953	—	953
Total assets	$488,148	$—	$488,148	$—	$488,148
Liabilities:
Accrued expenses and other liabilities	$24,899	$—	$—	$24,899	$24,899
Accounts payable	10,855	—	10,855	—	10,855
Payable to investors	97,530	—	97,530	—	97,530
Credit facilities and securities sold under repurchase agreements	587,453	—	77,143	510,310	587,453
Total liabilities	$720,737	$—	$185,528	$535,209	$720,737
(1)    Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2020	2019
Internally developed software (1)	$101,953	$117,510
Leasehold improvements	35,140	39,315
Computer equipment	27,030	26,669
Purchased software	19,004	11,846
Furniture and fixtures	8,203	9,406
Construction in progress	2,761	4,937
Total property, equipment and software	194,091	209,683
Accumulated depreciation and amortization	(97,450)	(95,313)
Total property, equipment and software, net	$96,641	$114,370
(1)    Includes $13.9 million and $21.3 million in development in progress as of December 31, 2020 and 2019, respectively.

Depreciation and amortization expense on property, equipment and software was $45.2 million, $51.6 million and $47.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recorded impairment expense on its internally developed software of $5.7 million, $3.9 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company records impairment expense on its leasehold improvements and furniture and fixtures and its internally developed software in “Other general and administrative” and “Engineering and product development” expense, respectively, in the Consolidated Statements of Operations.

10. Other Assets

Other assets consist of the following:

December 31,	2020	2019
Loan servicing assets, at fair value (1)	$56,347	$89,680
Prepaid expenses	16,455	14,862
Accounts receivable	10,243	19,017
Other investments	8,275	8,242
Other	5,410	11,867
Total other assets	$96,730	$143,668
(1)     Loans underlying loan servicing rights had a total outstanding principal balance of $10.1 billion and $14.1 billion as of December 31, 2020 and 2019, respectively.

11. Intangible Assets

Intangible assets consist of customer relationships. The gross and net carrying values and accumulated amortization as of December 31, 2020 and 2019, were as follows:

December 31,	2020	2019
Gross Carrying Value	$39,500	$39,500
Accumulated Amortization	(28,073)	(24,951)
Net Carrying Value	$11,427	$14,549

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The customer relationship intangible assets are amortized on an accelerated basis over a 14 year period. Amortization expense associated with intangible assets for the years ended December 31, 2020, 2019 and 2018 was $3.1 million, $3.5 million and $3.9 million, respectively.

The expected future amortization expense for intangible assets as of December 31, 2020, is as follows:

Year Ending December 31,
2021	$2,746
2022	2,370
2023	1,994
2024	1,618
2025	1,241
Thereafter	1,458
Total	$11,427

12. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

December 31,	2020	2019
Accrued compensation	$28,805	$30,484
Contingent liabilities (1)	21,592	16,000
Accrued expenses	14,382	36,797
Transaction fee refund reserve	14,119	25,541
Loan trailing fee liability, at fair value	7,494	11,099
Deferred revenue	4,923	13,688
Other	10,142	9,027
Total accrued expenses and other liabilities	$101,457	$142,636
(1)    See “Note 19. Commitments and Contingencies” for further information.

13. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) were as follows:

Year Ended December 31,	2020
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$2,044	$(5)	$2,049
Other comprehensive income (loss)	$2,044	$(5)	$2,049

Year Ended December 31,	2019
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$(526)	$216	$(742)
Other comprehensive income (loss)	$(526)	$216	$(742)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Year Ended December 31,	2018
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$252	$83	$169
Other comprehensive income (loss)	$252	$83	$169

Accumulated other comprehensive income (loss) balances were as follows:

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$157
Change in net unrealized gain (loss) on securities available for sale	(742)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(20)
Balance at December 31, 2019	$(565)
Change in net unrealized gain (loss) on securities available for sale	2,049
Balance at December 31, 2020	$1,484

14. Debt

Credit Facilities and Securities Sold Under Repurchase Agreements

The Company may enter into arrangements in the ordinary course of business pursuant to which the Company can incur indebtedness. Below is a description of certain of these arrangements:

Warehouse Credit Facilities

Through wholly-owned subsidiaries, the Company entered into secured warehouse credit facilities (Warehouse Facility or Facilities), to finance the Company’s personal loans and auto refinance loans and to pay fees and expenses related to the applicable facilities. Each subsidiary entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. The creditors of the Warehouse Facilities had no recourse to the general credit of the Company.

All previously existing Warehouse Facilities were fully repaid and terminated as of December 31, 2020. As of December 31, 2019, the Company had $387.3 million in aggregate debt outstanding under the Warehouse Facilities, with collateral consisting of loans at fair value of $551.5 million included in “Loans held for sale by the Company at fair value,” and restricted cash of $25.1 million included in the Consolidated Balance Sheets.

At December 31, 2019, borrowings under these facilities bore weighted-average interest rates ranging from 3.76% to 4.42%. The Company paid monthly unused commitment fees ranging from 0.375% to 1.250% per annum on the average undrawn portion available.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The Company had the ability to borrow under the Revolving Facility until December 17, 2020. This facility matured and was repaid in the fourth quarter of 2020. The Company had $60.0 million in debt outstanding under the Revolving Facility as of December 31, 2019. At December 31, 2019, borrowings under the Revolving Facility bore a weighted-average interest rate of 4.46%. The Company paid a quarterly commitment fee ranging from 0.25% to 0.375% per annum, depending on the Company’s total net leverage ratio, on the average undrawn portion available under the Revolving Facility.

Repurchase Agreements

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash, primarily to finance securities retained from the Company’s Structured Program transactions. As of December 31, 2020 and 2019, the Company had $105.0 million and $140.2 million in aggregate debt outstanding under its repurchase agreements, respectively, which is amortized over time through regular principal and interest payments collected from the pledged securities, and at December 31, 2020, have contractual repurchase dates ranging from September 2022 to March 2028. The contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life from 0.9 to 1.4 years. At December 31, 2020 and 2019, the repurchase agreements bear interest rates ranging from 3.05% to 4.00% and 3.41% to 4.40%, respectively, which are either fixed or based on a benchmark of the three-month LIBOR rate or the weighted-average interest rate of the securities sold plus a spread. Securities sold are included in “Credit facilities and securities sold under repurchase agreements” on the Consolidated Balance Sheets. Underlying securities retained and pledged as collateral under repurchase agreements were $133.5 million and $174.8 million, respectively, at December 31, 2020 and 2019.

Payable to Structured Program Note and Certificate Holders

The Company consolidates certain sponsored Structured Program transactions through master trusts comprised of unsecured personal whole loans. The trusts sold certificate participations and securities to third-party investors in an amount equal to approximately 95% of the loans. The remaining certificate participations, securities, and residual interests were retained by the Company. The Company is the primary beneficiary of the trusts, which are consolidated. As of December 31, 2020 and 2019, the certificate participations and securities held by third-party investors of $152.8 million and $40.6 million, respectively, are included in “Payable to Structured Program note and certificate holders at fair value” in the Consolidated Balance Sheets and were secured by loans held for investment and loans held for sale by the Company at fair value of $148.3 million and $40.3 million and restricted cash of $13.5 million and $2.9 million included in the Consolidated Balance Sheets at December 31, 2020 and 2019, respectively.

15. Stockholders’ Equity

Preferred Stock

The Company authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share. In February 2020, the Company filed Certificates of Designations with the Secretary of State of Delaware to designate, of the total authorized shares of preferred stock, 1,200,000 shares of Series A Preferred Stock and 600,000 shares of Series B Preferred Stock. As of December 31, 2020, there were 43,000 shares of Series A Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

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

On the date of the Exchange Agreement, the effective conversion price for the Series A Preferred Stock was less than the fair value of the common stock, resulting in a beneficial conversion feature that the Company recognized as a deemed dividend to the preferred stockholders and, accordingly, an adjustment to net loss to arrive at net loss attributable to common stockholders. As a result, the Company recorded the deemed dividend of $50.2 million within accumulated deficit for the quarter ended March 31, 2020. There were no other deemed dividends recorded during 2020.

Shareholder Protection Agreement

In February 2020, the board of directors of the Company adopted a Temporary Bank Charter Protection Agreement (Protection Agreement) and simultaneously declared a dividend of one right for each outstanding share of LendingClub common stock (each such right, a Common Right) and one right for each outstanding share of Series A Preferred Stock (each such right, a Series A Preferred Right and, together with the Common Rights, the Rights) to stockholders of record at the close of business on March 19, 2020. The Protection Agreement provides for the dilution of any person or group of persons that acquires: (i) 25% or more equity interest in the Company, or (ii) 10.0% or more of any class of the Company’s voting securities. In accordance with its terms, the Protection Agreement expired upon the closing of the Merger on February 1, 2021.

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

16. Employee Incentive Plans

The Company’s 2014 Equity Incentive Plan (EIP) provides for granting awards, including RSUs, PBRSUs and stock options to employees, officers and directors.

Common Stock Reserved for Future Issuance

As of December 31, 2020 and 2019, the Company had shares of common stock reserved for future issuance as follows:

December 31,	2020	2019
Available for future RSU, PBRSU and stock option grants	12,552,761	12,861,058
Unvested RSUs, PBRSUs and stock options outstanding	14,631,526	12,323,868
Available for ESPP (1)	4,134,033	3,123,203
Total reserved for future issuance	31,318,320	28,308,129
(1)    In connection with the Company’s cost structure simplification efforts, future purchases through the Company’s employee stock purchase plan (ESPP) were suspended effective upon the completion of the offering period on May 10, 2019.

Stock-based Compensation

Stock-based compensation expense was as follows for the periods presented:

Year Ended December 31,	2020	2019	2018
RSUs and PBRSUs	$60,745	$70,772	$66,005
Stock options	788	2,383	7,387
ESPP	—	484	1,695
Total stock-based compensation expense	$61,533	$73,639	$75,087

The following table presents the Company’s stock-based compensation expense recorded in the Consolidated Statements of Operations:

Year Ended December 31,	2020	2019	2018
Sales and marketing	$4,104	$6,095	$7,362
Origination and servicing	2,689	3,155	4,322
Engineering and product development	13,411	19,860	20,478
Other general and administrative	41,329	44,529	42,925
Total stock-based compensation expense	$61,533	$73,639	$75,087

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The Company capitalized $5.1 million, $6.3 million and $9.1 million of stock-based compensation expense associated with developing software for internal use during the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the year ended December 31, 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	9,597,404	$16.78
Granted	11,247,846	$9.27
Vested	(4,139,425)	$15.66
Forfeited/expired	(5,310,713)	$13.61
Unvested at December 31, 2020	11,395,112	$11.26

During the year ended December 31, 2020, the Company granted 11,247,846 RSUs with an aggregate fair value of $104.3 million.

As of December 31, 2020, there was $120.0 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.8 years.

Performance-based Restricted Stock Units

PBRSUs are restricted stock unit awards that are earned and eligible for vesting (if applicable) based upon the achievement of certain pre-established performance metrics over a specific performance period. Our PBRSU awards have a separate market-based component and a performance-based component. Certain of our PBRSU awards have additional time-based vesting for any earned shares. With respect to PBRSU awards with market-based metrics, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metrics), not adjusted for actual performance and expensed over the performance and vesting period. With respect to PBRSU awards with performance-based metrics, the compensation expense of the award is set at the time of grant (assuming a target level of achievement), adjusted for actual performance during the performance period and expensed over the performance and vesting period.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes the activities for the Company’s PBRSUs during the year ended December 31, 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	471,589	$16.94
Granted	1,424,438	$4.67
Vested	(181,956)	$17.34
Forfeited/expired (1)	(272,760)	$13.85
Unvested at December 31, 2020	1,441,311	$5.31
(1)    Primarily relates to the portion of PBRSUs granted in 2019 that were unearned as a result of not achieving certain pre-established performance metrics during the performance period.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $2.8 million, $3.9 million and $2.8 million in stock-based compensation expense related to PBRSUs, respectively.

As of December 31, 2020, there was $3.8 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 2.1 years.

Stock Options

The following table summarizes the activities for the Company’s stock options during 2020:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2019	2,254,888	$29.27
Exercised	(150,473)	$0.75
Forfeited/Expired	(309,299)	$38.92
Outstanding at December 31, 2020	1,795,116	$29.99	3.66	$2,882
Exercisable at December 31, 2020	1,795,116	$29.99	3.66	$2,882
(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $10.56 as reported on the New York Stock Exchange on December 31, 2020.

The aggregate intrinsic value of options exercised was $1.8 million, $5.9 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total fair value of stock options vested for the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $2.8 million and $9.8 million, respectively.

As of December 31, 2020, there was no unrecognized compensation cost related to outstanding stock options.

There were no stock options granted during the years ended December 31, 2020, 2019 and 2018.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
17. Income Taxes

Loss before income tax expense (benefit) less income (loss) attributable to noncontrolling interests was $(187.6) million, $(30.9) million and $(128.3) million for the years ended December 31, 2020, 2019 and 2018, respectively. Income tax expense (benefit) consisted of the following for the periods shown below:

Year Ended December 31,	2020	2019	2018
Current:
Federal	$(1)	$(141)	$(57)
State	(78)	(60)	100
Total current tax expense (benefit)	$(79)	$(201)	$43

Deferred:
Federal	$—	$—	$—
State	—	—	—
Total deferred tax expense (benefit)	$—	$—	$—
Income tax expense (benefit)	$(79)	$(201)	$43

Income tax benefit for the year ended December 31, 2020 was primarily attributable to current state income taxes. Income tax benefit for the year ended December 31, 2019 was primarily attributable to the tax effects of unrealized gains recorded to other comprehensive income associated with the Company’s available for sale portfolio. Income tax expense for the year ended December 31, 2018 was primarily attributable to current state income taxes, partially offset by the tax effects of unrealized gains recorded to other comprehensive income associated with the Company’s available for sale portfolio.

A reconciliation of the income taxes expected at the statutory federal income tax rate and income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018, is as follows:

Year Ended December 31,	2020	2019	2018
Tax at federal statutory rate	$(39,399)	$(6,499)	$(26,936)
State tax, net of federal tax benefit	(81)	(60)	100
Stock-based compensation expense	8,044	4,773	6,559
Research and development tax credits	(994)	(2,336)	(7,839)
Change in valuation allowance	29,728	(802)	19,140
Change in unrecognized tax benefit	497	1,168	3,920
Non-deductible expenses	2,278	3,250	5,143
Other	(152)	305	(44)
Income tax expense (benefit)	$(79)	$(201)	$43

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were:

December 31,	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$163,381	$118,090
Stock-based compensation	10,218	11,480
Reserves and accruals	15,652	23,008
Operating lease liabilities	28,032	33,824
Goodwill	17,375	19,818
Intangible assets	3,151	3,074
Tax credit carryforwards	18,215	16,679
Other	868	498
Total deferred tax assets	256,892	226,471
Valuation allowance	(211,228)	(169,526)
Deferred tax assets – net of valuation allowance	$45,664	$56,945

Deferred tax liabilities:
Internally developed software	$(16,956)	$(20,225)
Servicing fees	(2,780)	(4,389)
Operating lease assets	(22,048)	(28,224)
Change in tax method	(1,769)	(3,988)
Other	(2,111)	(119)
Total deferred tax liabilities	$(45,664)	$(56,945)
Deferred tax asset (liability) – net	$—	$—

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2020 and 2019, the valuation allowance was $211.2 million and $169.5 million, respectively.

As of December 31, 2020, the Company had federal and state net operating loss (NOL) carryforwards of approximately $551.5 million and $642.2 million, respectively, to offset future taxable income. The federal and majority of state NOL carryforwards start expiring in 2026 and 2028, respectively. Federal and certain state NOL carryforwards generated after 2017 carryforward indefinitely. Additionally, as of December 31, 2020, the Company had federal and state research and development credit carryforwards of $17.3 million and $18.6 million, respectively. The federal research credit carryforwards will expire beginning in 2026 and the state research credits may be carried forward indefinitely. As of December 31, 2020, the Company also had other state tax credit carryforwards of $2.2 million, which will expire beginning in 2021.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018, is as follows:

Year Ended December 31,	2020	2019	2018
Beginning balance	$15,998	$13,377	$7,784
Gross increase for tax positions related to prior years	—	—	2,744
Gross increase for tax positions related to the current year	1,628	2,621	2,849
Ending balance	$17,626	$15,998	$13,377

If the unrecognized tax benefit as of December 31, 2020 is recognized, there will be no effect on the Company’s effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. As of December 31, 2020, the Company had no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2020, the Company’s federal tax returns for 2016 and earlier, and the state tax returns for 2015 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

18. Leases

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space for its origination and servicing operations in the Salt Lake City area, Utah, and Westborough, Massachusetts. As of December 31, 2020, the lease agreements have remaining lease terms ranging from approximately one year to eight years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms of one year to two years. As of December 31, 2020, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

The Company entered into lease amendments during the second quarter of 2020 due to COVID-19. The Company elected to remeasure the lease liability using the original discount rate with an adjustment to the ROU asset by the amount of the remeasurement. This accounting policy election did not have a material impact to the Company’s financial position, results of operations, cash flows, or disclosures.

The Company reviewed operating lease ROU assets for impairment. In June 2020, the Company terminated one of its operating leases resulting in a reduction in the operating lease liability of $6.1 million and a corresponding reduction in the operating lease asset of $5.3 million. For the year ending December 31, 2020, the Company recognized impairment expense of $3.6 million, net, for several of its operating lease assets, included in “Other general and administrative expense” on the Company’s Consolidated Statement of Operations. No impairment expense was recorded during the year ended December 31, 2019.

Balance sheet information as of December 31, 2020 and 2019 related to leases was as follows:

ROU Assets and Lease Liabilities	December 31, 2020	December 31, 2019
Operating lease assets	$74,037	$93,485
Operating lease liabilities (1)	$94,538	$112,344
(1)    The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Components of net lease costs for the years ended December 31, 2020, 2019 and 2018, were as follows:

		Year Ended December 31,
Net Lease Costs	Income Statement Classification	2020	2019	2018
Operating lease costs (1)	Other general and administrative expense	$(17,346)	$(19,502)	$(17,183)
Sublease revenue	Other revenue	6,146	4,637	397
Net lease costs		$(11,200)	$(14,865)	$(16,786)
(1)    Includes variable lease costs of $1.5 million, $1.6 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Supplemental cash flow information related to the Company’s operating leases for the year ended December 31, 2020 was as follows:

Year Ended December 31,	2020	2019
Non-cash operating activity:
Leased assets obtained in exchange for new and amended operating lease liabilities (1)	$84	$15,277
(1)    Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statements of Cash Flows. Amount includes noncash remeasurements of the operating lease right-of-use asset.

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of December 31, 2020 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2021	$19,271	$(6,767)	$12,504
2022	14,134	(2,918)	11,216
2023	10,761	—	10,761
2024	11,072	—	11,072
2025	11,393	—	11,393
Thereafter	56,990	—	56,990
Total lease payments (1)	$123,621	$(9,685)	$113,936
Discount effect	29,083
Present value of future minimum lease payments	$94,538
(1)    As of December 31, 2020, the Company entered into an additional operating lease which had not yet commenced and is therefore not part of the table above nor included in the lease right-of-use asset and liability. This lease commenced when the Company obtained possession of the underlying asset, which was on January 1, 2021. The lease term is 8.25 years and has an undiscounted future rent payment of approximately $8.6 million.

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	December 31, 2020
Weighted-average remaining lease term (in years)	8.96
Weighted-average discount rate	5.76%

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
19. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 18. Leases.”

Loan Purchase Obligation

Under the Company’s loan account program with WebBank, which served as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retained ownership of the loans it originated for two business days after origination. As part of this arrangement, the Company is committed to purchase any loans that have been fully approved at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2020 and 2019, the Company was committed to purchase loans with an outstanding principal balance of $13.8 million and $91.3 million at par, respectively.

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

As a result of the loan repurchase obligations described above, the Company repurchased $3.3 million, $5.5 million and $4.0 million in loans or interests therein during 2020, 2019 and 2018 respectively.

Purchase Commitments

As required by applicable regulations, the Company must make firm offers of credit with respect to prescreened direct mail it sends out to prospective applicants provided such applicants continue to meet the credit worthiness criteria which were used to screen them at the time of their application and the application is completed prior to the offer’s stated expiration date. If such loans are accepted by the applicants but not otherwise funded by investors on the platform, the Company is required to facilitate funding for the loans directly with its issuing bank partners at minimum amounts, which are generally below the requested loan amount. The Company was required to purchase approximately $1.1 million of such loans during 2020. During the month of January 2021, $0.1 million of these loans were required to be purchased by the Company.

In addition, if the Company could not arrange for other investors to invest in or purchase loans that the Company facilitated and that were originated by an issuing bank partner but did not meet the credit criteria for purchase by the issuing bank partner, the Company was contractually committed to purchase those loans. As of both December 31, 2020 and 2019, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
these loans, if necessary. The funds are recorded as restricted cash on the Company’s Consolidated Balance Sheets. During the year ended December 31, 2020, the Company was required to purchase $36.1 million of loans facilitated by the Company or Springstone Financial, LLC (a previously held wholly-owned subsidiary of LendingClub). These purchased loans are held on the Company’s Consolidated Balance Sheets and have a fair value of $4.5 million and $45.7 million as of December 31, 2020 and 2019, respectively.

Acquisition-related Commitments

In connection with the Company’s acquisition of Radius, the Company entered into acquisition-related agreements that provide for the payment of certain contingent fees estimated at approximately $3 million as of December 31, 2020, due upon closing of the transaction. See “Note 23. Subsequent Events” for further information.

Legal

The Company is subject to various claims brought in a litigation or regulatory context. These matters include lawsuits and federal regulatory litigation, including but not limited to putative class action lawsuits, derivative lawsuits, and litigation with the FTC. In addition, the Company is subject to federal or state regulatory examinations, investigations, or actions relating to the Company’s business practices or licensing. It is also party to a number of routine litigation matters arising in the ordinary course of business. The majority of these claims and proceedings relate to or arise from alleged state or federal law and regulatory violations, or are alleged commercial disputes or consumer complaints. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate or range of the reasonably possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

FTC Lawsuit

In 2016, the Company received a formal request for information from the Federal Trade Commission (FTC). The FTC commenced an investigation concerning certain of the Company’s policies and practices and related legal compliance.

On April 25, 2018, the FTC filed a complaint in the Northern District of California (FTC v. LendingClub Corporation, No. 3:18-cv-02454) alleging causes of action for violations of the FTC Act, including claims of deception in connection with disclosures related to the origination fee associated with loans available through the Company’s platform, and in connection with communications relating to the likelihood of loan approval during the application process, and a claim of unfairness relating to certain unauthorized charges to borrowers’ bank accounts. The FTC’s complaint also alleged a violation of the Gramm-Leach-Bliley Act regarding the Company’s practices in delivering its privacy notice. Following the Court’s ruling on a motion to dismiss filed by the Company, the FTC filed an amended complaint on October 22, 2018, which reasserted the same causes of action from the original complaint. On November 13, 2018, the Company filed an answer to the amended complaint. Following a motion by the FTC to strike certain affirmative defenses in the answer, the Company filed an amended answer in the case on May 29, 2019. The discovery period in the case is closed.

On February 27, 2020, both the Company and the FTC filed various motions with the Court, including motions to exclude expert testimony and motions for summary judgment as to some or all of the claims in the case. The FTC also filed a motion for partial judgment on the pleadings in the case. These motions were heard by the Court on

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
April 27, 2020. On June 1, 2020, the Court issued an order granting in part and denying in part both the Company’s and the FTC’s motions for summary judgment. The Court also denied the motions to exclude expert testimony and granted in part and denied in part the FTC’s motion for partial judgment on the pleadings. The FTC’s Gramm-Leach-Bliley Act claim has been dismissed from the case, but issues relating to the FTC’s three other claims will need to be tried. On July 30, 2020, the Company filed a motion to stay the litigation pending the U.S. Supreme Court’s decisions in two cases (F.T.C. v. Credit Bureau Center and AMG Capital Management, LLC v. F.T.C.) that raise the issue whether the FTC is entitled to seek monetary relief under Section 13(b) of the FTC Act. On August 20, 2020, the Court issued an order granting the Company’s motion to stay proceedings in the case until the U.S. Supreme Court issues its decision in the Credit Bureau Center and AMG Capital Management cases. As a result of this order, the trial that was scheduled for October 19, 2020 will need to be rescheduled at a later date following the Supreme Court’s ruling. The Supreme Court has vacated its prior grant of review in the Credit Bureau Center case but heard oral argument in the AMG Capital Management case on January 13, 2021. The exact timing of a ruling by the Supreme Court in that case is uncertain but is anticipated to be issued no later than June 2021. The impact of the Supreme Court decision could impact our case which is why the trial was stayed pending the Supreme Court decision. The Company denies, and will continue to vigorously defend against, the claims remaining in this case. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in voluntary settlement conferences and may engage in additional settlement discussions. No assurances can be given as to the timing, outcome or consequences of this matter.

Class Action Lawsuits Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserts the same causes of action as the original complaint and adds additional allegations. That complaint was subsequently dismissed by the Court with leave to amend. Plaintiff filed a Second Amended Complaint on December 19, 2019, which modified and added certain allegations and dropped one of the former officer defendants as a defendant in the case, but otherwise advanced the same causes of action. On June 12, 2020, the Court issued an order granting a motion to dismiss by defendants without leave to amend, in part, and with leave to amend, in part. On July 27, 2020, the lead plaintiffs filed a notice with the Court indicating their intention not to file a Third Amended Complaint in this case and requesting that the Court enter judgment. The Court entered judgment and dismissed all claims in the case the same day. The lead plaintiffs have appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. The timing of a ruling in the appeal is uncertain. The Company denies and will vigorously defend against the allegations in the case. No assurances can be given as to the timing, outcome or consequences of this matter.

In July 2019, a putative class action lawsuit was filed against the Company in federal court in the State of New York (Shron v. LendingClub Corp., 1:19-cv-06718) alleging various claims including fraud, unjust enrichment, breach of contract, and violations of the federal Truth-in-Lending Act and New York General Business Law sections 349 and 350, et seq., based on allegations, among others, that the Company made misleading or inadequate statements or omissions in relation to the total cost and origination fee associated with loans available through the Company’s platform. The plaintiff sought to represent classes of similarly situated individuals in the lawsuit. The Company filed a motion to compel arbitration of plaintiff’s claims on an individual basis. The Court denied that motion on July 13, 2020. The Company filed a notice of appeal with respect to the Court’s decision. The parties have finalized a settlement to resolve this litigation, the terms of which are not material to the Company’s financial position or results of operations, the Court has vacated its prior order denying the Company’s motion to compel arbitration, and the case has been dismissed with prejudice.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Derivative Litigation Following FTC Lawsuit

In August 2019, a putative shareholder derivative action was filed in the Court of Chancery for the State of Delaware (Fisher v. Sanborn, et al., Case No. 2019-0631) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This lawsuit accuses the individual defendants of breaching their fiduciary duties by failing to adequately monitor the Company and prevent it from engaging in the purported regulatory violations alleged by the FTC and by causing the Company to make allegedly false and misleading public statements (as alleged in the Veal action). The lawsuit also alleges that certain of the individual defendants breached their fiduciary duties by selling Company shares while in possession of material, non-public information. The defendants have filed a motion to dismiss the operative complaint in the case, which was heard by the Court on July 2, 2020. It is unclear when the Court will issue a ruling on the motion. No assurances can be given as to the timing, outcome or consequences of this matter.

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

In December 2019, the Massachusetts Division of Banks raised concerns pertaining to the Company’s compliance with the Massachusetts Small Loan Law similar to those the Massachusetts Attorney General’s Office raised during its investigation of the Company. The Company has agreed to resolve the Division’s concerns on terms that are not material to the Company’s financial position or results of operations.

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

In July 2020, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of New York (Sosa v. LendingClub Corporation, No. 1:20-cv-05256). The lawsuit alleges violations of the Americans with Disabilities Act and various state law claims based on allegations that the plaintiff, who alleges he is visually-impaired, encountered access barriers in visiting LendingClub’s website that denied the plaintiff the full enjoyment of the services of the website. The plaintiff sought to represent a class of similarly situated individuals in the lawsuit and sought monetary, injunctive, and declaratory relief, among other relief. In September 2020, LendingClub filed an answer to plaintiff’s complaint denying liability in the case. The parties have reached agreement to resolve the matter, the terms of which are not material to the Company’s financial position or results of operations and the plaintiff has filed a notice of voluntary dismissal of the case with prejudice. This case is now concluded.

In February 2021, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of Texas (Bradford v. Lending Club Corporation, No. 4:21-cv-00588). The lawsuit asserts a cause of action under the Fair Credit Reporting Act (FCRA) based on allegations that the Company obtained Plaintiff’s credit report without his consent or authorization and without a permissible purpose under the FCRA. Plaintiff seeks to represent a class of allegedly similarly situated persons in the case and seeks monetary, injunctive, and declaratory relief, among other relief. No assurances can be given as to the timing, outcome or consequences of this matter.

California Private Attorneys General Lawsuit

In September 2018, a putative action under the California Private Attorney General Act was brought against the Company in the California Superior Court (Brott v. LendingClub Corporation, et al., CGC-18-570047) alleging violations of the California Labor Code. The complaint by a former employee alleges that the Company improperly failed to pay certain hourly employees for all wages owed, pay the correct rate of pay including overtime, and provide accurate wage statements. The lawsuit alleges that the plaintiff and aggrieved employees are entitled to recover civil penalties under the California Labor Code. The parties have reached a resolution of this matter, the terms of which are not material to the Company’s financial position or results of operations. The resolution will require court approval. The parties have finalized a written settlement agreement and will seek the Court’s approval of the negotiated resolution. It remains unclear when the Court will consider approving the settlement or issuing a ruling in connection with the same.

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $21.6 million and $16.0 million in accrued contingent liabilities as of December 31, 2020 and 2019, respectively. The increase in accrued contingent liabilities as of December 31, 2020 compared to December 31, 2019 was primarily related to legal expenses for legacy litigation and regulatory matters during 2020, which is included in “Other general and administrative” expense on the Company’s Consolidated Statements of Operations.

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

20. Restructuring Costs

On April 20, 2020, the Company approved a restructuring plan to address the impact of COVID-19 on the Company’s business. The restructuring plan was completed on April 21, 2020 and resulted in a reduction of approximately 30% of the Company’s workforce. During the year ended December 31, 2020, the Company recorded $17.8 million in restructuring costs within operating expenses, which was comprised of $8.0 million in compensation costs, $5.6 million in related non-cash lease expenses and impairment, and $4.2 million in impairment of internally developed software. All of the $8.0 million in compensation costs expensed were paid out during the year, resulting in no restructuring liability as of December 31, 2020. No such restructuring costs were recorded during the year ended December 31, 2019.

The following table presents the restructuring costs for the year ended December 31, 2020, recorded in the Company’s Consolidated Statements of Operations:

Year Ended December 31,	2020
Sales and marketing	$1,271
Origination and servicing	793
Engineering and product development	7,245
Other general and administrative	8,480
Total	$17,789

21. Segment Reporting

The Company defines its operating segments by the loan product types of personal, education and patient finance, and auto. While each of these product types are considered operating segments, they are aggregated to represent one reportable segment as the education and patient finance and auto loan operating segments are immaterial both individually and in the aggregate. In the second quarter of 2019, the Company sold certain assets relating to its small business operating segment and announced that it will connect applicants looking for a small business loan with strategic partners and earn referral fees, instead of facilitating these loans on its platform.

All of the Company’s revenue is generated in the United States. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

22. Related Party Transactions

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

In February 2020, the Company entered into an exchange agreement with its largest stockholder, Shanda, pursuant to which, in March 2020, Shanda exchanged all of 19,562,881 shares of LendingClub common stock held by it for (i) 195,628 newly issued shares of mandatorily convertible, non-voting, LendingClub preferred stock, series A, both with a par value of $0.01 per share, and (ii) a one-time cash payment of $50.2 million. See “Note 15. Stockholders' Equity,” for additional information.

As of December 31, 2020, the Company had a $7.8 million investment and an approximate 22% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and, prior to 2020, purchased whole loans and interests in loans from the Company. The Company has requested a full redemption of our investment in the Investment Fund. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Consolidated Balance Sheets. The Company believes all arrangements were on terms and conditions that were not more favorable than those obtained by other third-party investors. The Investment Fund provides audited financial statements annually and periodic investment statements throughout each calendar year on a delayed basis, which are used by the Company to evaluate performance and recoverability of our investment.

23. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2020, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, including as disclosed below, the Company has determined no additional subsequent events were required to be recognized or disclosed.

Radius Bancorp, Inc. Acquisition

On February 1, 2021, the Company completed the acquisition of Radius Bancorp, Inc. (Radius), in accordance with the Plan of Merger previously disclosed, for total consideration of approximately $145 million in cash and $40.8 million in LendingClub common stock (3,761,114 shares). The acquisition combines the Company’s complementary digital lending capabilities with those of a digital bank. The acquisition will be accounted for as a purchase business combination with the purchase price allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The residual difference will be recorded as goodwill. The Company is in the process of completing its initial fair value estimates, which will be included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

The acquisition of Radius will significantly change the presentation of our financial statements in future periods. Going forward, the Company’s financial statements will be structured according to the presentation requirements for bank holding companies under Article 9 of the SEC’s Regulation S-X.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2020, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LENDINGCLUB CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 11, 2021, expressed an unqualified opinion on those financial statements.

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
March 11, 2021

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders (Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the 2020 fiscal year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

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

Date: March 11, 2021

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

Signature	Title	Date

/s/ Scott Sanborn	Chief Executive Officer and Director	March 11, 2021
Scott Sanborn

/s/ Thomas W. Casey	Chief Financial Officer and Director	March 11, 2021
Thomas W. Casey

/s/ Fergal Stack	Principal Accounting Officer	March 11, 2021
Fergal Stack

/s/ Susan Athey	Director	March 11, 2021
Susan Athey

/s/ Allan Landon	Director	March 11, 2021
Allan Landon

/s/ Timothy J. Mayopoulos	Director	March 11, 2021
Timothy J. Mayopoulos

/s/ Patricia McCord	Director	March 11, 2021
Patricia McCord

/s/ John C. Morris	Director	March 11, 2021
John C. Morris

/s/ Erin Selleck	Director	March 11, 2021
Erin Selleck

/s/ Simon Williams	Director	March 11, 2021
Simon Williams

/s/ Michael Zeisser	Director	March 11, 2021
Michael Zeisser

LENDINGCLUB CORPORATION
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019	10-Q	001-36771	3.1	August 7, 2019
3.3	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
3.4	Certificate of Designations of the Series A Preferred Stock, as filed with the Secretary of State of Delaware on February 18, 2020	8-K	001-36771	3.1	February 19, 2020
4.1	Form of Common Stock Certificate of LendingClub Corporation	10-Q	001-36771	4.1	November 6, 2019
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36771	4.8	February 19, 2020
4.3	Form of Series A Preferred Stock Certificate of LendingClub Corporation	10-Q	001-36771	4.2	May 6, 2020
10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1, 2014
10.2	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	10-K	001-36771	10.2	February 19, 2020
10.3	2014 Equity Incentive Plan, and forms of award agreements thereunder					X
10.4	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.5	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014
10.6	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	001-36771	10.31	May 5, 2015
10.7	Share Exchange Agreement, dated as of February 18, 2020, by and among LendingClub Corporation and Shanda Asset Management Holdings Limited	8-K	001-36771	10.1	February 19, 2020
10.8	Amendment to Share Exchange Agreement	8-K	001-36771	10.1	March 23, 2020
10.9	Registration Rights Agreement, dated as of February 18, 2020, by and among LendingClub Corporation and Shanda Asset Management Holdings, Limited	8-K	001-36771	10.2	February 19, 2020
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

LENDINGCLUB CORPORATION

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101	The following financial information from LendingClub Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)
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