Form 10-Q
period 2021-03-31
LendingClub Corp
filed 2021-05-07
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2021, there were 97,228,126 shares of the registrant’s common stock outstanding.

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

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our condensed consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the Securities and Exchange Commission, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets (1)
Cash and due from banks	$34,261	$5,197
Interest-bearing deposits in banks	797,539	519,766
Total cash and cash equivalents	831,800	524,963
Restricted cash (2)	139,080	103,522
Securities available for sale at fair value (includes $273,331 and $159,164 at amortized cost, respectively)	274,419	142,226
Loans held for sale at fair value (2)	166,623	121,902
Loans and leases held for investment	2,115,432	—
Allowance for loan and lease losses	(36,132)	—
Loans and leases held for investment, net	2,079,300	—
Retail and certificate loans held for investment at fair value (2)	507,157	636,686
Other loans held for investment at fair value (2)	42,485	49,954
Property, equipment and software, net	95,313	96,641
Goodwill	75,717	—
Other assets (2)	279,195	187,399
Total assets	$4,491,089	$1,863,293
Liabilities and Equity (1)
Deposits:
Interest-bearing	2,229,827	—
Noninterest-bearing	143,610	—
Total deposits	2,373,437	—
Short-term borrowings	90,091	104,989
Advances from Paycheck Protection Program Liquidity Facility (PPPLF)	370,086	—
Retail notes, certificates and secured borrowings at fair value (2)	507,203	636,774
Payable on Structured Program borrowings (2)	133,499	152,808
Other long-term debt	18,572	—
Other liabilities (2)	265,066	244,551
Total liabilities	3,757,954	1,139,122
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 0 and 43,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 97,228,126 and 88,149,510 shares issued and outstanding, respectively	972	881
Additional paid-in capital	1,563,865	1,508,020
Accumulated deficit	(833,298)	(786,214)
Treasury stock, at cost; 4,251 and 0 shares, respectively	(92)	—
Accumulated other comprehensive income	1,688	1,484
Total equity	733,135	724,171
Total liabilities and equity	$4,491,089	$1,863,293
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

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

	March 31, 2021	December 31, 2020
Assets of consolidated VIEs, included in total assets above
Restricted cash	$17,536	$15,983
Loans held for sale at fair value	83,926	98,190
Retail and certificate loans held for investment at fair value	36,277	52,620
Other loans held for investment at fair value	42,261	50,102
Other assets	936	1,270
Total assets of consolidated variable interest entities	$180,936	$218,165
Liabilities of consolidated VIEs, included in total liabilities above
Retail notes, certificates and secured borrowings at fair value	$36,277	$52,620
Payable on Structured Program borrowings	133,499	152,808
Other liabilities	522	729
Total liabilities of consolidated variable interest entities	$170,298	$206,157

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Non-interest income (1):
Marketplace revenue	$81,727	$102,477
Other non-interest income	5,607	4,511
Total non-interest income	87,334	106,988

Interest income (1):
Interest on loans held for sale	5,157	27,376
Interest and fees on loans and leases held for investment	15,301	—
Interest on retail and certificate loans held for investment at fair value	20,262	35,376
Interest on other loans held for investment at fair value	1,479	1,999
Interest on securities available for sale	2,235	3,779
Other interest income	156	881
Total interest income	44,590	69,411

Interest expense (1):
Interest on deposits	1,014	—
Interest on short-term borrowings	1,264	7,398
Interest on retail notes, certificates and secured borrowings	20,262	35,376
Interest on Structured Program borrowings	3,208	2,299
Interest on other long-term debt	336	140
Total interest expense	26,084	45,213

Net interest income (1)	18,506	24,198

Total net revenue (1)	105,840	131,186

Provision for credit losses (1)	21,493	10,980

Non-interest expense (1):
Compensation and benefits	64,420	75,545
Marketing	19,545	39,081
Equipment and software	7,893	6,490
Occupancy	6,900	6,813
Depreciation and amortization	11,766	12,873
Professional services	11,603	14,141
Other non-interest expense	12,125	13,031
Total non-interest expense	134,252	167,974

Loss before income tax expense	(49,905)	(47,768)
Income tax expense (benefit)	(2,821)	319
Consolidated net loss	$(47,084)	$(48,087)

Net loss per share attributable to common stockholders – Basic and Diluted (2)	$(0.49)	$(1.10)
Weighted-average common shares – Basic and Diluted (2)	92,666,169	86,505,560
Net income (loss) per share attributable to preferred stockholders – Basic and Diluted (2)	$(0.49)	$18.36
Weighted-average common shares, as converted – Basic and Diluted (2)	2,648,758	2,579,710
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    See “Notes to Condensed Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Consolidated net loss	$(47,084)	$(48,087)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	204	(20,681)
Other comprehensive income (loss), before tax	204	(20,681)
Income tax effect	—	(319)
Other comprehensive income (loss), net of tax	204	(20,362)
Total comprehensive loss	$(46,880)	$(68,449)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,000	$—	88,149,510	$881	$1,508,020	—	$—	$1,484	$(786,214)	$724,171
Stock-based compensation	—	—	—	—	15,765	—	—	—	—	15,765
Net issuances under equity incentive plans, net of tax (1)	—	—	1,017,502	10	(1,301)	4,251	(92)	—	—	(1,383)
Net issuances of stock related to acquisition (2)	—	—	3,761,114	38	41,424	—	—	—	—	41,462
Exchange of preferred stock for common stock (3)	(43,000)	—	4,300,000	43	(43)	—	—	—	—	—
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	204	—	204
Net loss	—	—	—	—	—	—	—	—	(47,084)	(47,084)
Balance at March 31, 2021	—	$—	97,228,126	$972	$1,563,865	4,251	$(92)	$1,688	$(833,298)	$733,135

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187
Stock-based compensation	—	—	—	—	19,699	—	—	—	—	19,699
Net issuances under equity incentive plans, net of tax (1)	—	—	674,689	7	(4,623)	5,658	(71)	—	—	(4,687)
Net issuances of preferred stock in exchange for common stock (3)	195,628	2	(19,562,881)	(196)	194	—	—	—	(50,204)	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(20,362)	—	(20,362)
Net loss	—	—	—	—	—	—	—	—	(48,087)	(48,087)
Balance at March 31, 2020	195,628	$2	69,869,214	$699	$1,463,535	—	$—	$(20,927)	$(646,763)	$796,546
(1)    Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(2)    Stock issued as part of the consideration paid related to the acquisition of Radius. See “Note 2. Business Acquisition.”
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

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities: (1)
Consolidated net loss	$(47,084)	$(48,087)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Net fair value adjustments	5,321	89,786
Provision for credit losses	21,493	10,980
Change in fair value of loan servicing assets	11,837	9,608
Stock-based compensation, net	14,801	18,129
Depreciation, amortization, and accretion	11,450	13,730
Gain on sales of loans	(8,323)	(14,261)
Other, net	2,548	1,455
Net change to loans held for sale	(42,786)	(191,496)
Net change in operating assets and liabilities:
Other assets	(10,290)	(4,918)
Other liabilities	(10,333)	(101,373)
Net cash used for operating activities	(51,366)	(216,447)
Cash Flows from Investing Activities: (1)
Acquisition of company	(145,344)	—
Cash received from acquisition	668,236	—
Net increase in loans and leases	(502,387)	(101,852)
Net decrease in retail and certificate loans	138,288	228,057
Purchases of securities available for sale	(9,911)	(34,909)
Proceeds from sales of securities available for sale	106,192	2,396
Proceeds from maturities and paydowns of securities available for sale	34,239	61,038
Purchases of property, equipment and software, net	(6,365)	(11,435)
Other investing activities	4,960	100
Net cash provided by investing activities	287,908	143,395
Cash Flows from Financing Activities: (1)
Net change in demand deposits and savings accounts	343,787	—
Principal payments on advances from PPPLF	(50,876)	—
Proceeds from issuance of retail notes and certificates	—	104,620
Net decrease in retail notes and certificates	(138,376)	(229,002)
Principal payments on Structured Program borrowings	(22,391)	(6,911)
Proceeds from issuance of notes and certificates from Structured Program transactions	—	186,190
Proceeds from short-term borrowings	—	979,539
Principal payments on short-term borrowings	(24,908)	(946,038)
Deemed dividend paid to preferred stockholder	—	(50,204)
Other financing activities	(1,383)	(18,672)
Net cash provided by financing activities	105,853	19,522
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$342,395	$(53,530)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$628,485	$487,122
Cash, Cash Equivalents and Restricted Cash, End of Period	$970,880	$433,592
Supplemental Cash Flow Information:
Cash paid for interest	$22,645	$43,559
Cash paid for operating leases included in the measurement of lease liabilities	$4,291	$4,383
Non-cash investing activity:
Net securities retained from Structured Program transactions	$—	$44,260
Accruals for property, equipment and software	$—	$2,439
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$—	$17,414
Net issuances of stock related to acquisition	$41,462	$—
Non-cash financing activity:
Exchange of common stock for preferred stock	$—	$207,244
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$831,800	$524,963
Restricted cash	139,080	103,522
Total cash, cash equivalents and restricted cash	$970,880	$628,485

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

LendingClub Corporation (LendingClub) was founded in 2006 to transform the banking industry by leveraging technology, data science and a marketplace model. LendingClub started by bringing a traditional credit product, the installment loan, into the digital age and became the largest provider of unsecured personal loans in the United States. On February 1, 2021, LendingClub completed the acquisition of Radius Bancorp, Inc. (Radius), whereby LendingClub became a bank holding company and formed LendingClub Bank, National Association (the Bank) as its wholly-owned subsidiary, through which it now operates the vast majority of its business. With the acquisition, LendingClub combined the complementary strengths of its digital lending capabilities with an award-winning digital bank.

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

The acquisition significantly changed the presentation of the Company’s financial statements, which are now structured according to the presentation requirements for bank holding companies under Article 9 of the SEC’s Regulation S-X. Prior period amounts in the financial statements and related footnotes have been reclassified to conform to the current period presentation. See “Note 2. Business Acquisition” for detail illustrating the reclassification adjustments made to align with the current presentation.

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (Annual Report) filed on March 11, 2021.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three month period ended March 31, 2021, except as noted below.

Loans and Leases

The Company initially classifies loans and leases as either loans held for sale or loans held for investment based on management’s assessment of the Company’s intent and ability to hold the loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors, for example economic, liquidity, and capital conditions. In order to reclassify loans to held for sale, management must have the intent to sell the loans and reasonably identify the specific loans to be sold.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans classified as held for investment are reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unless the fair value option was elected, in which case those loans are carried at fair value. Leases are reported at their net investment in the lease which includes the gross lease receivable and residual value, net of unearned income, unamortized deferred fees and costs on originated leases, and unamortized premiums and discounts on purchased leases. Deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related loan and leases as interest income using the effective interest method. Accrued interest receivable on loans and leases is included in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

For loans and leases held for investment at amortized cost, accrued interest income is calculated based on the contractual interest rate of the loan and recorded as interest income as earned. The accrual of interest and amortization of net deferred origination costs and fees is discontinued and the loan or lease is placed on nonaccrual status when the collectability of principal, interest or lease receivable is uncertain or payments of principal, interest or lease receivables have become past due 90 days or more. Past due status is based on the contractual terms. When a loan or lease held for investment is placed on nonaccrual status, all income previously accrued but not collected is reversed against the current period’s income. Because the Company has a nonaccrual policy which results in the timely reversal of past-due accrued interest, it does not record an allowance for expected credit losses on accrued interest receivable. Interest received on nonaccrual loans and leases is either applied against the principal balance or reported as income depending on management’s judgment as to the collectability of principal. Nonaccrual loans and leases are returned to accrual status when there no longer exists concern over collectability, the borrower has demonstrated, over time, both the intent and ability to repay and the loan or lease has been brought current and future payments are reasonably assured.
The Company has elected the fair value option for loans originated and held for sale. Changes in the fair value of loans held for sale are recorded in “Marketplace revenue” in the Condensed Consolidated Statements of Operations in the period of the fair value changes. Origination fees are recognized in earnings within “Marketplace revenue” in the Condensed Consolidated Statements of Operations when received from the borrower at the time of origination. Accrued interest income on loans held for sale is calculated based on the contractual interest rate of the loan and recorded as interest income as earned. The Company places loans held for sale on nonaccrual status at 90 days past due. When a loan held for sale is placed on nonaccrual status, the Company stops accruing interest and reverses all accrued but unpaid interest as of such date. The Company charges off loans held for sale no later than 120 days past due.

Allowance for Expected Credit Losses

The allowance for expected credit losses for loans and leases, and reserve for unfunded lending commitments (collectively the allowance for expected credit losses (ACL)), are valuation reserves that represent the Company’s best estimate of expected credit losses (ECL) on the Company’s assets measured at amortized cost and unfunded lending commitments. The allowance for expected credit losses is measured based on a lifetime expected loss model, which does not require a loss event to occur before a credit loss is recognized. Under the lifetime expected credit loss model, the Company estimates the allowance based on relevant available information related to past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

The Company evaluates its estimate of expected credit losses each reporting period and records any additions to the allowance on the Condensed Consolidated Statements of Operations as a provision for credit losses. Any write-offs of amounts determined to be uncollectible are charged to the allowance. Estimates of expected credit losses include expected recoveries of amounts previously written-off and expected to be written-off. There could be instances where including expected recoveries of previously written-off loans in the estimate of expected credit losses may result in a negative allowance.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The allowance for expected credit losses is measured on a collective basis when loans share similar risk characteristics. Relevant risk characteristics for the consumer portfolio include product type, loan term, and monthly vintage. Relevant risk characteristics for the commercial portfolio include product type and purchased credit deteriorated (PCD) status. Loans measured on a collective basis generally have an allowance for expected credit losses which are made up of a quantitative, or modeled, component, and a qualitative component.

The Company will continue to monitor its loan pools on an ongoing basis and adjust accordingly as the risk characteristics of the financial assets may change over time. If a given financial asset does not share similar risk characteristics with other financial assets, the Company shall measure ECL on an individual, rather than on a collective basis. Loans measured on an individual basis generally have an allowance for expected credit losses which is measured in reference to any collateral securing the loan and/or expected cash flows which are specific to the borrower.

Allowance Calculation Methodology

The Company generally estimates ECL over the contractual term of its loans. The contractual term is adjusted for expected prepayments when appropriate. Expected renewals and extensions do not adjust the contractual term unless the extension or renewal option is through a troubled debt restructuring (TDR) that is reasonably expected to occur or represents an unconditionally cancellable option held by the borrower.

The quantitative, or modeled, component of the ACL is primarily based on statistical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current probability of default, loss given default and exposure at default, timing and amount of expected prepayments, timing and amount of expected draws (for unfunded lending commitments), and relevant risk characteristics. Certain of the Company’s portfolios have limited historical loss data available internally. For these portfolios, the Company uses external credit loss information from the FDIC Call Report and Small Business Administration (SBA) data, which includes historical charge-off and balance data for peer banking institutions.

The Company obtains historical macroeconomic data dating back to 2004 from the St. Louis Federal Reserve Economic Database (FRED) and Moody’s Analytics to inform its view of the long-term condition of the economy. Forward-looking macroeconomic factors considered in the Company’s statistical models include Gross Domestic Product (GDP), unemployment rate, housing prices, and retail sales. Forward-looking macroeconomic factors are incorporated into the Company’s models for a two-year reasonable and supportable economic forecast period followed by a one-year reversion period during which expected credit losses are expected to revert back on a straight-line basis to historical losses unadjusted for economic conditions. The reasonable and supportable economic forecast period and reversion methodology are accounting estimates which may change in future periods as a result of changes to the current macroeconomic environment.

The Company’s statistical models produce expected cash flows, which are then discounted at the effective interest rate to derive net present value. This net present value is then compared to the amortized cost basis to derive the expected credit losses. As a result, the quantitative, or modeled, portion of ACL is estimated using a discounted cash flow (DCF) approach.

The Company also considers the need for qualitative adjustments to the modeled estimate of expected credit losses. For this purpose, the Company established a qualitative factor framework to periodically assess qualitative adjustments to address certain identified elements that are not directly captured by the expected credit loss models. These factors may include the impact of risk rating downgrades, changes in credit policies, problem loan trends,

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

identification of new risks not incorporated into the modeling framework, credit concentrations, changes in lending management and other external factors.

Zero Credit Loss Expectation Exception

The Company has a zero loss expectation when the loans, or portions thereof, are issued or guaranteed by certain U.S. government entities or agencies, and those entities or agencies have a long history of no defaults and the highest credit ratings issued by rating agencies. Loans held for investment which meet this criterion do not have an allowance for expected credit losses.

Reserve for Unfunded Lending Commitments

The Company also estimates expected credit losses associated with off-balance sheet commitments such as commitments to extend credit and unused lines of credit. The Company estimates these expected credit losses for the unfunded portion of the commitments that are not unconditionally cancellable depending on the likelihood that funding will occur. The reserve for unfunded lending commitments is reported as a liability within “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets.

Individually Assessed Loans

Loans whose terms have been modified in a troubled debt restructuring (TDR) and collateral-dependent financial assets are individually assessed for purposes of measuring expected credit losses. The allowance for expected credit losses on loans modified in a TDR is calculated using the discounted cash flow approach and is recorded as the difference between the amortized cost basis and the expected future cash flows. For purposes of discounting, the Company uses the original effective interest rate of the TDR loan.

For loans that are determined to be collateral dependent, the allowance for expected credit losses is determined using the fair value of the collateral method. Loans are considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be substantially through sale or operation of the collateral. For such loans, the allowance is calculated as the difference between the amortized cost basis and the fair value of the underlying collateral less costs to sell, if applicable.

Purchased Credit Deteriorated Assets

PCD assets are acquired financial assets (or groups of financial assets with similar risk characteristics) that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. The Company considers indicators such as loan rating, FICO score, days past due status, nonaccrual status, TDR status, charge-off status, bankruptcy, purchased credit impaired (PCI) status from prior acquisition, COVID-19 modification or industry risk rating to determine whether an acquired asset meets the definition of PCD.

PCD assets are recorded on the acquisition date at their purchase price plus any related initial ACL, which results in a “gross-up” of the asset’s initial amortized cost basis. Recognition of the initial ACL upon acquisition for PCD assets does not impact net income. Subsequent to the acquisition date, any changes in the ACL are recorded through the provision for credit losses on the income statement. Acquired non-PCD assets are accounted for in a manner similar to originated financial assets, whereby any initial ACL is recorded through the provision for credit losses in the income statement.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Radius Acquisition

In connection with the Radius acquisition, the Company was required to record an allowance for non-PCD assets with a corresponding increase to the provision for credit losses. For acquired PCD loans, an allowance was required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, the CECL allowance included as part of the grossed-up loan balance at acquisition was immediately written-off, resulting in a zero period-end allowance balance and no impact on the ACL rollforward. See “Note 2. Business Acquisition” for additional detail.

Charge-Offs

Charge-offs are recorded when the Company determines that a loan balance is uncollectible or a loss-confirming event has occurred. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include borrower delinquency status, bankruptcy, foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan when that collateral asset is the sole source of repayment. A full or partial charge-off reduces the amortized cost basis of the loan and the related ACL.

For acquired PCD loans where all or a portion of the loan balance had been charged off prior to acquisition, and for which active collection efforts are still underway, the CECL allowance included as part of the grossed-up loan balance at acquisition is immediately charged off if required by the Company’s existing charge off policy. Additionally, the Company is required to consider its existing policies in determining whether to charge off any financial assets, regardless of whether a charge-off was recorded by the predecessor company. The initial ACL recognized on PCD assets includes the gross-up of the loan balance reduced by immediate charge-offs for loans previously charged off by the predecessor company or which meet the Company’s charge-off policy on the date of acquisition. Charge-offs against the allowance related to such acquired PCD loans do not result in an income statement impact. See “Note 6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” for additional detail.

Business Combinations

The Company accounts for business combinations using the acquisition method. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill. See “Note 2. Business Acquisition” for further discussion of the acquisition of Radius and its impact on the Company’s consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill is the purchase consideration of an acquired business in excess of the aggregate fair value of the identified net assets acquired. The Company allocates goodwill to the reporting unit(s) (generally defined as an operating segment or one level below an operating segment for which financial information is available and reviewed regularly by management) that are expected to benefit from the synergies of the business combination.

The goodwill of each reporting unit is reviewed for impairment annually or whenever events or circumstances indicate that it is more likely than not that the estimated fair value of a reporting unit is below its carrying value. Our annual impairment testing is completed in the fourth quarter. Impairment exists whenever the carrying value of goodwill exceeds its estimated fair value. Adverse changes in impairment indicators such as lower than forecast financial performance, increased competition, increased regulatory oversight, or unplanned changes in operations could result in impairment.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Intangible assets with a defined life are amortized over their useful lives in a manner that best reflects their economic benefit, which may include straight-line or accelerated methods of amortization. Intangible assets are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable and its carrying amount exceeds its fair value. The Company does not have indefinite-lived intangible assets other than goodwill.

Adoption of New Accounting Standards

The Company did not adopt any new accounting standards during the three month period ended March 31, 2021.

New Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which, if certain criteria are met, provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. The provisions of the new standard may be adopted as of the beginning of the reporting period when the election is made until December 31, 2022. The Company is evaluating the impact this ASU will have on its financial position, results of operations, cash flows, and disclosures. The Company has not elected an adoption date.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity including convertible instruments and contracts in an entity’s own equity. The guidance allows for either full or modified retrospective adoption for fiscal periods beginning after December 15, 2021 with early adoption permitted for fiscal periods beginning after December 15, 2020. The Company is evaluating the impact this ASU will have on its financial position, results of operations, cash flows, and disclosures.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

2. Business Acquisition

On February 1, 2021, the Company completed the acquisition of Radius Bancorp, Inc. (Radius) in accordance with the Plan of Merger previously disclosed. The acquisition combined the Company’s complementary digital lending capabilities with those of a digital bank. Upon closing, LendingClub acquired all outstanding voting equity interests of Radius in exchange for total consideration as follows:

Cash paid	$140,256
Fair value of common stock issued (1)	40,808
Consideration related to share-based payments (2)	5,742
Total consideration paid	$186,806
(1)    Calculated using the closing stock price of $10.85 on January 29, 2021, the most recent trading day preceding the acquisition, multiplied by 3,761,114 shares issued pursuant to the Plan of Merger.
(2)    In connection with the acquisition, LendingClub agreed to convert equity awards held by Radius employees into cash and LendingClub awards pursuant to the Plan of Merger.

The acquisition was accounted for as a purchase business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values determined as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the acquired assets and liabilities are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available.

The following table presents an allocation of the total consideration paid to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed:

Assets acquired:
Cash and due from banks	$18,184
Interest-bearing deposits in banks	650,052
Total cash and cash equivalents	668,236
Securities available for sale at fair value	259,037
Loans and leases held for investment	1,610,054
Allowance for loan and lease losses	(12,440)
Loans and leases held for investment, net	1,597,614
Property, equipment and software, net	1,926
Goodwill	75,717
Other assets	86,482
Total assets	2,689,012

Liabilities assumed:
Non-interest bearing deposits	167,187
Interest-bearing deposits	1,862,272
Total deposits	2,029,459
Short-term borrowings	9,870
Advances from PPPLF	420,962
Other long-term debt	18,630
Other liabilities	23,285
Total liabilities	2,502,206

Total consideration paid	$186,806

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The purchase price exceeded the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed and, as a result of the purchase allocation, the Company recorded goodwill of $75.7 million, which is not deductible for tax purposes. The goodwill recognized is attributable primarily to strategic and financial benefits of the acquisition, including increased resiliency with access to stable, low-cost deposit funding replacing higher-cost and more volatile third-party warehouse funding; increased and more stable revenue driven by increased net interest income from loans held for investment; expense benefits by capturing the fees that were historically paid to our third-party issuing banks; and the ability to attract new members and deepen relationships with existing members through the addition of banking services.

The carrying amounts of cash, securities available for sale, short-term borrowings, advances from PPPLF, and certain other assets and liabilities were determined to be a reasonable estimate of the fair value of such items. The following is a description of the methods used to determine the fair values of significant assets and liabilities.

Securities available for sale: The Company acquired a debt securities portfolio containing U.S. agency residential mortgage-backed securities, municipal securities, U.S. agency securities, commercial mortgage-backed securities and other asset-backed securities. The acquisition date fair value of the securities was based on third-party dealer quotes which reflect exit prices pursuant to the guidance on fair value measurement.

Loans and leases held for investment: Fair values for loans and leases were primarily based on a discounted cash flow methodology that considered contractual terms, credit loss expectations, market interest rates, and other market factors such as liquidity from the perspective of a market participant. Loan portfolios were pooled together according to similar characteristics such as product type, lien position, risk grade, credit deterioration status, FICO score, and collateral type. Loan pools were treated in the aggregate when applying various valuation techniques. The contractual terms, default rates, loss given default rates, loss severity and recovery lag, and prepayment rates were the key assumptions embedded into the estimated cash flow valuation. These assumptions were informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The discount rates used are based on current market rates for new originations of comparable loans and include adjustments for liquidity. All of the merged loans were marked to fair value as of the acquisition date and, therefore, there was no carryover of the allowance for expected credit losses that had previously been recorded by Radius. Immediately following the acquisition, the Company recorded an ACL on non-PCD loans of $6.9 million through an increase to the provision for credit losses. The initial ACL for PCD loans of $12.4 million was recorded through an adjustment to the amortized cost basis of the loans.

Core deposit intangible (CDI): This intangible asset represents the value of the relationships with certain deposit clients and is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets. The fair value was estimated based on an after-tax cost savings method of the income approach. Under this method, fair value is equal to the present value of the after-tax cost savings or differential cash flows generated by the acquired deposit base. Cost savings is defined as the difference between the effective cost of funds on deposits and the cost of an equal amount of funds from an alternative source. Deposits were pooled by product type and channel. The discount rates used for CDI assets are based on current market participant rates. The CDI is being amortized over 10 years based upon the estimated economic benefits received.

Other Investments: The fair value of an investment in a private entity that was sold after the acquisition was determined based upon the price expected to be received in the subsequent sale. This investment was included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

Interest-bearing deposits: In determining the fair value of certificates of deposit, the cash flows of the contractual interest payments during the specific period of the certificates of deposit and scheduled principal payout were discounted to present value at market-based interest rates.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Subordinated debt: The fair value of subordinated debt was determined by using a discounted cash flow method using a market participant discount rate for similar instruments. Subordinated debt is included in “Other long-term debt” in the Company’s Condensed Consolidated Balance Sheets.

The Company incurred approximately $16 million of expenses in connection with the acquisition.

The table below presents certain unaudited pro forma financial information for illustrative purposes only, for the first quarters of 2021 and 2020, as if the acquisition took place on January 1, 2020. The pro forma information combines the historical results of Radius with the Company’s, adjusting for the estimated impact of certain fair value adjustments for the respective periods. The pro forma information does not reflect changes to the provision for credit losses resulting from recording loan assets as fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Three Months Ended March 31,
	2021	2020
Total net revenue	$112,911	$144,593
Consolidated net loss	$(54,020)	$(54,611)

For the first quarter of 2021, actual total net revenue of approximately $15 million and net loss of approximately $3 million from the Radius acquisition are included in the Company’s Condensed Consolidated Statements of Operations. The net loss included an ACL on non-PCD loans of $6.9 million, as described above.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Summary of Reclassification Adjustments

The classification of the items presented by the Company in its consolidated financial statements under GAAP has been adjusted to align with the presentation requirements under Article 9 of the SEC’s Regulation S-X for bank holding companies. The presentation shown below is reflective of what is generally expected to be used by the combined company under GAAP.

	As of December 31, 2020
	LendingClub Historical Presentation	Reclassification Adjustments	LendingClub Reclassified Amounts
Assets
Cash and cash equivalents	$524,963	$(524,963)	$—
Cash and due from banks	—	5,197	5,197
Interest bearing deposits in banks	—	519,766	519,766
Total cash and cash equivalents	—	524,963	524,963
Restricted cash	103,522	—	103,522
Securities available for sale at fair value	142,226	—	142,226
Loans held for investment at fair value	636,686	(636,686)	—
Loans held for investment by the Company at fair value	49,954	(49,954)	—
Loans held for sale by the Company at fair value	121,902	(121,902)	—
Loans held for sale at fair value	—	121,902	121,902
Retail and certificate loans held for investment at fair value	—	636,686	636,686
Other loans held for investment at fair value	—	49,954	49,954
Accrued interest receivable	5,205	(5,205)	—
Property, equipment and software, net	96,641	—	96,641
Operating lease assets	74,037	(74,037)	—
Intangible assets, net	11,427	(11,427)	—
Other assets	96,730	90,669	187,399
Total assets	$1,863,293	$—	$1,863,293
Liabilities and Equity
Accounts payable	$3,698	$(3,698)	$—
Accrued interest payable	4,572	(4,572)	—
Operating lease liabilities	94,538	(94,538)	—
Accrued expenses and other liabilities	101,457	(101,457)	—
Payable to investors	40,286	(40,286)	—
Credit facilities and securities sold under repurchase agreements	104,989	(104,989)	—
Short-term borrowings	—	104,989	104,989
Retail notes, certificates and secured borrowings at fair value	636,774	—	636,774
Payable on Structured Program borrowings	152,808	—	152,808
Other liabilities	—	244,551	244,551
Total liabilities	1,139,122	—	1,139,122
Equity
Common stock	881	—	881
Additional paid-in capital	1,508,020	—	1,508,020
Accumulated deficit	(786,214)	—	(786,214)
Accumulated other comprehensive income	1,484	—	1,484
Total equity	724,171	—	724,171
Total liabilities and equity	$1,863,293	$—	$1,863,293

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Three months ended March 31, 2020
	LendingClub Historical Presentation	Reclassification Adjustments	LendingClub Reclassified Amounts
Net Revenue
Transaction fees	$136,243	$(136,243)	$—
Interest income	69,411	(69,411)	—
Interest expense	(44,241)	44,241	—
Net fair value adjustments	(101,738)	101,738	—
Net interest income and fair value adjustments	(76,568)	76,568	—
Investor fees	41,759	(41,759)	—
Gain on sales of loans	14,261	(14,261)	—
Net investor revenue	(20,548)	20,548	—
Other revenue	4,511	(4,511)	—
Total net revenue	120,206	(120,206)	—
Non-interest income
Marketplace revenue (1)	—	102,477	102,477
Other non-interest income	—	4,511	4,511
Total non-interest income	—	106,988	106,988
Interest income
Interest on loans held for sale	—	27,376	27,376
Interest on retail and certificate loans held for investment at fair value	—	35,376	35,376
Interest on other loans held for investment at fair value	—	1,999	1,999
Interest on securities available for sale	—	3,779	3,779
Other interest income	—	881	881
Total interest income	—	69,411	69,411
Interest expense
Interest on short-term borrowings	—	7,398	7,398
Interest on retail notes, certificates and secured borrowings	—	35,376	35,376
Interest on Structured Program borrowings	—	2,299	2,299
Interest on other long-term debt	—	140	140
Total interest expense(2)	—	45,213	45,213
Net interest income	—	24,198	24,198
Total net revenue (3)	—	131,186	131,186
Provision for credit losses (3)	—	10,980	10,980
Operating expenses
Sales and marketing	49,784	(49,784)	—
Origination and servicing	20,994	(20,994)	—
Engineering and product development	38,710	(38,710)	—
Other general and administrative	58,486	(58,486)	—
Total operating expenses	167,974	(167,974)	—
Non-interest expense
Compensation and benefits	—	75,545	75,545
Marketing	—	39,081	39,081
Equipment and software	—	6,490	6,490
Occupancy	—	6,813	6,813
Depreciation and amortization	—	12,873	12,873
Professional services	—	14,141	14,141
Other non-interest expense	—	13,031	13,031
Total non-interest expense	—	167,974	167,974
Loss before income tax expense	(47,768)	—	(47,768)
Income tax expense	319	—	319
Consolidated net loss	$(48,087)	$—	$(48,087)
(1)    See “Note 3. Marketplace Revenue” for additional detail.
(2)    The increase in total interest expense relates to valuation adjustments on Structured Program borrowings reclassified from net fair value adjustments to interest expense.
(3)    The increase in total net revenue relates to credit valuation adjustments on securities available for sale reclassified from net fair value adjustments to provision for credit losses.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Marketplace Revenue

Marketplace revenue consists of (i) origination fees, (ii) servicing fees, (iii) gain (loss) on sales of loans and (iv) net fair value adjustments, as described below.

Origination Fees: Origination fees are primarily fees earned related to originating and issuing unsecured personal loans that are held for sale. Origination fees are paid directly to the Company by borrowers upon the origination of the loan.

In addition, origination fees include transaction fees that are paid to the Company by issuing bank partners or education and patient service providers for the work performed in facilitating the origination of loans by the issuing banks. Prior to the acquisition of Radius, the Company relied on third-party issuing banks to originate and fund loans initiated by borrowers. Following the acquisition, the Company became the originator and lender for all unsecured personal and auto loans. However, the Company continues to utilize issuing bank partners to fund education and patient finance loans, which originate and service such loans and from whom the Company receives transaction fees.

Servicing Fees: The Company receives servicing fees to compensate it for the costs incurred in servicing a loan, including managing payments from borrowers, collections and payments to investors. The amount of servicing fee revenue earned is predominantly affected by the servicing rates paid by investors and the outstanding principal balance of loans. Servicing fee revenue related to whole loans sold also includes the change in fair value of servicing assets and liabilities associated with the loans. Servicing rights are recorded as either an asset or liability depending on the degree to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee.

Gain (Loss) on Sales of Loans: In connection with loan sales and in addition to servicing fees earned with respect to the corresponding loan, the Company recognizes a gain or loss on the sale of that loan based on the level to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Additionally, the Company recognizes transaction costs as a loss on sale of loans.

Net Fair Value Adjustments: The Company records fair value adjustments on loans that are recorded at fair value.

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended March 31,
	2021	2020
Origination fees	$55,559	$136,243
Servicing fees	23,166	41,759
Gain on sales of loans	8,323	14,261
Net fair value adjustments (1)	(5,321)	(89,786)
Total marketplace revenue	$81,727	$102,477
(1)    Certain prior period valuation adjustments on securities available for sale and Structured Program borrowings were reclassified from net fair value adjustments to provision for credit losses and interest expense, respectively, to conform to the current period presentation.

Revenue from Contracts with Customers

The Company’s revenue from contracts with customers includes i) transaction fees received from issuing bank partners and ii) referral fees from third-party companies. Transaction fees are presented as a component of

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

origination fees in “Marketplace revenue” and referral fees are presented as a component of “Other non-interest income” in the Condensed Consolidated Statements of Operations.

Upon the acquisition of Radius, the Company’s principal sources of revenue are marketplace revenue and interest income on loans, which are outside the scope of ASC 606, Revenue from Contracts with Customers. The remainder of the Company’s revenue is classified as non-interest income and is earned from a variety of sources, such as custodial and other fees, service charges, gains and losses and other non-interest income.

The following table presents the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the first quarters of 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Transaction fees	$22,402	$136,243
Referral fees	2,594	1,614
Total revenue from contracts with customers	$24,996	$137,857

The Company recognizes transaction and referral fees at each distinct instance after the Company satisfies its performance obligations. The Company had no bad debt expense for the first quarters of 2021 and 2020. Because revenue is recognized at the same time that payments are received, the Company had no contract assets, contract liabilities, or deferred contract costs recorded as of both March 31, 2021 and December 31, 2020. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the first quarters of 2021 and 2020. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Note 1. Summary of Significant Accounting Policies.”
4. Net Income (Loss) Per Share

The following table details the computation of the Company’s basic and diluted net income (loss) per share of common stock and Series A preferred stock:

Three Months Ended March 31,	2021		2020
	Common Stock	Preferred Stock (1)(2)	Common Stock	Preferred Stock (1)(2)
Allocation of undistributed consolidated net loss	$(45,776)	$(1,308)	$(45,240)	$(2,847)
Deemed dividend	—	—	(50,204)	50,204
Net income (loss) attributable to stockholders	$(45,776)	$(1,308)	$(95,444)	$47,357
Weighted-average common shares – Basic and Diluted	92,666,169	2,648,758	86,505,560	2,579,710
Net income (loss) per share attributable to stockholders – Basic and Diluted	$(0.49)	$(0.49)	$(1.10)	$18.36
(1)    Presented on an as-converted basis.

In February 2020, the Company entered into an exchange agreement with its largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), pursuant to which, on March 20, 2020, Shanda exchanged all of 19,562,881 shares of LendingClub common stock, par value of $0.01 per share, held by it for (i) 195,628 newly issued shares of mandatorily convertible, non-voting, LendingClub preferred stock, series A (Series A Preferred Stock), par value of $0.01 per share, and (ii) a one-time cash payment of $50.2 million. The Series A Preferred Stock is considered a separate class of common shares for purposes of calculating net income (loss) per share because it participates in earnings similar to common stock and does not receive any significant

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

preferences over the common stock. During the period that included the Company’s preferred stock, Basic and Diluted EPS were computed using the two-class method, which is a net income (loss) allocation that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed income (loss).

The following table summarizes the weighted-average common stock that were excluded from the Company’s diluted net income (loss) per share computation because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
Preferred stock	2,648,758	2,579,710
RSUs and PBRSUs	1,468,191	30,852
Stock options	371,367	283,201
Total	4,488,316	2,893,763

5. Securities Available for Sale

The Company’s securities available for sale portfolio includes debt securities obtained in the first quarter of 2021 upon its acquisition of Radius and asset-backed securities related to the Company’s Structured Program transactions. The Company’s Structured Program transactions included (i) asset-backed securitization transactions and (ii) Certificate Program transactions. Certificate Program transactions included CLUB Certificate and Levered Certificate transactions.

The Company sponsored the sale of unsecured personal loans through the issuance of certificate securities under our Certificate Program. The CLUB Certificate issued securities retained by the Company are presented as “CLUB Certificate asset-backed securities” in the securities available for sale tables below. The Levered Certificate issued senior and subordinated securities retained by the Company are presented in aggregate with securities from asset-backed securitizations as “Asset-backed senior securities” and “Asset-backed subordinated securities,” respectively, in the tables below. The “Other asset-backed securities” caption in the tables below primarily includes investment-grade rated bonds that are collateralized by student loan receivables and small business association loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of March 31, 2021 and December 31, 2020, were as follows:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. agency residential mortgage-backed securities	$72,348	$19	$(1,637)	$—	$70,730
Asset-backed senior securities(1)	62,894	59	—	—	62,953
CLUB Certificate asset-backed securities (1)	40,741	1,515	(241)	(48)	41,967
Other asset-backed securities	29,858	79	(137)	—	29,800
Commercial mortgage-backed securities	28,856	12	(428)	—	28,440
U.S. agency securities	20,078	5	(799)	—	19,284
Asset-backed subordinated securities(1)	15,044	3,688	(79)	(866)	17,787
Municipal securities	3,312	—	(54)	—	3,258
Other securities	200	—	—	—	200
Total securities available for sale(2)	$273,331	$5,377	$(3,375)	$(914)	$274,419

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Asset-backed senior securities(1)	$75,332	$67	$(27)	$—	$75,372
CLUB Certificate asset-backed securities(1)	54,525	576	(772)	(4,190)	50,139
Asset-backed subordinated securities(1)	29,107	2,128	(174)	(14,546)	16,515
Other securities	200	—	—	—	200
Total securities available for sale(2)	$159,164	$2,771	$(973)	$(18,736)	$142,226
(1)    As of March 31, 2021 and December 31, 2020, $91.9 million and $119.3 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    As of March 31, 2021, and December 31, 2020, includes $238.3 million and $133.5 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded as of March 31, 2021 and December 31, 2020, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$63,011	$(1,637)	$—	$—	$63,011	$(1,637)
Asset-backed securities related to Structured Program transactions	722	(79)	12,345	(241)	13,067	(320)
Other asset-backed securities	17,534	(137)	—	—	17,534	(137)
Commercial mortgage-backed securities	24,862	(428)	—	—	24,862	(428)
U.S. agency securities	10,098	(799)	—	—	10,098	(799)
Municipal securities	3,258	(54)	—	—	3,258	(54)
Total securities with unrealized losses (1)	$119,485	$(3,134)	$12,345	$(241)	$131,830	$(3,375)

	Less than 12 months		12 months or longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$26,678	$(855)	$6,052	$(118)	$32,730	$(973)
Total securities with unrealized losses (1)	$26,678	$(855)	$6,052	$(118)	$32,730	$(973)
(1)    The number of investment positions with unrealized losses at March 31, 2021 and December 31, 2020 totaled 124 and 55, respectively.

In the first quarter of 2020, the Company recorded an allowance for credit loss on those securities where there was a deterioration in future estimated cash flows. The Company also recorded unrealized losses on securities with fair value price reductions due to higher liquidity premiums observed due to the market dislocation related to COVID-19. In the first quarter of 2021, the Company deemed it not necessary to record unrealized losses as an allowance for credit loss for certain securities due to the nature of those securities and their investment grade quality.

During the first quarters of 2021 and 2020, the Company recognized $(2.5) million and $11.0 million in credit recovery and loss expense, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses for securities available for sale, by major security type, for the first quarters of 2021 and 2020:

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of January 1, 2021	$(4,190)	$(14,546)	$(18,736)
Reversal of securities available for sale	188	2,282	2,470
Charge-offs	3,954	11,398	15,352
Ending balance as of March 31, 2021	$(48)	$(866)	$(914)

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of January 1, 2020	$—	$—	$—
Impairment on securities available for sale	(4,684)	(6,296)	(10,980)
Allowance arising from PCD financial assets	(3,954)	(3,901)	(7,855)
Ending balance as of March 31, 2020	$(8,638)	$(10,197)	$(18,835)

Securities available for sale purchased with credit deterioration during the first quarter of 2020 were as follows:

Three Months Ended March 31, 2020
Purchase price of PCD securities at acquisition	$23,043
Allowance for credit losses on PCD securities at acquisition	7,885
Par value of acquired PCD securities at acquisition	$30,928

There were no securities available for sale purchased with credit deterioration during the first quarter of 2021.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of securities available for sale at March 31, 2021, were as follows:

	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due within 1 year:
Other securities	200	200
Total due within 1 year	200	200	0.02%
Due after 5 years through 10 years:
U.S. agency residential mortgage-backed securities	449	446
Other asset-backed securities	1,084	1,084
Commercial mortgage-backed securities	3,503	3,403
U.S. agency securities	4,092	4,094
Municipal securities	471	463
Total due after 5 years through 10 years	9,599	9,490	0.97%
Due after 10 years:
U.S. agency residential mortgage-backed securities	71,899	70,284
Other asset-backed securities	28,774	28,716
Commercial mortgage-backed securities	25,353	25,037
U.S. agency securities	15,986	15,190
Municipal securities	2,841	2,795
Total due after 10 years	144,853	142,022	1.06%
Asset-backed securities related to Structured Program transactions	118,679	122,707	6.04%
Total securities available for sale	$273,331	$274,419	3.22%
(1)    The weighted-average yield is computed using the amortized cost at March 31, 2021.

There were no Structured program transactions in the first quarter of 2021. During the first quarter of 2020, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, sold a combined $1.0 billion in asset-backed securities related to Structured Program transactions. There were no realized gains or losses related to such sales. For further information, see “Note 8. Fair Value of Assets and Liabilities.” Proceeds and gross realized gains and losses from other sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2021	2020
Proceeds	$106,192	$2,396
Gross realized gains	$708	$3
Gross realized losses	$(952)	$(2)

6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses

As a result of the acquisition of Radius and becoming a bank holding company, LendingClub now records loans and leases held for investment at amortized cost, and, loans held for sale at fair value. Prior to the acquisition, all loans were recorded at fair value. Therefore, the following disclosures apply to loans and leases held for investment at amortized cost.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Accrued interest receivable is excluded from the amortized cost basis of loans and leases held for investment and is reported within “Other assets” on the Company’s Condensed Consolidated Balance Sheets. Accrued interest within that caption related to loans and leases held for investment was $9.0 million as of March 31, 2021.

Loans and Leases Held for Investment

The Company defines its loans and leases held for investment portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

March 31, 2021
Unsecured personal	$321,104
Residential mortgages	164,002
Secured consumer	387,244
Other consumer	34
Total consumer loans held for investment	872,384
Equipment finance (1)	145,885
Commercial real estate	302,445
Commercial and industrial (2)	794,718
Total commercial loans and leases held for investment	1,243,048
Total loans and leases held for investment	2,115,432
Allowance for loan and lease losses	(36,132)
Loans and leases held for investment, net	$2,079,300
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.
(2)    Includes $664.4 million of Paycheck Protection Program (PPP) loans. The Company does not measure an allowance for expected credit losses on these loans.

The activity in the allowance for expected credit losses by portfolio segment for the quarter ended March 31, 2021 was as follows:

	March 31, 2021
	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$—	$—	$—
Credit loss expense for loans and leases held for investment	19,182	4,371	23,553
Initial allowance for PCD loans acquired during the period (1)	603	11,837	12,440
Charge-offs	—	—	—
Recoveries	—	139	139
Allowance for loan and lease losses, end of period	$19,785	$16,347	$36,132

Reserve for unfunded lending commitments, beginning of period	$—	$—	$—
Credit loss expense for unfunded lending commitments	6	404	410
Reserve for unfunded lending commitments, end of period	$6	$404	$410
(1)    For acquired PCD loans, an allowance of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, a CECL allowance of $18.0 million included as part of the grossed-up loan balance at acquisition was immediately written-off. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company did not recognize an allowance for loan and lease losses as of December 31, 2020 because it did not carry loans held for investment at amortized cost as of that date. During the first quarter of 2021, as a result of the Radius acquisition, the Company acquired and began originating loans held for investment at amortized cost. The allowance for loan and lease losses balance as of March 31, 2021 relates to the recognition of expected credit losses on these purchased and originated loans.

Consumer Lending Credit Quality Indicators

The Company evaluates the credit quality of its consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is based upon borrower payment activity relative to the contractual terms of the loan. The following table presents the classes of financing receivables within the consumer portfolio segment by credit quality indicator based on delinquency status as of March 31, 2021 and origination year:

March 31, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Unsecured personal
Current	$321,104	$—	$—	$—	$—	$—	$—	$321,104
30-59 days past due	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	—	—	—
Total unsecured personal	321,104	—	—	—	—	—	—	321,104
Residential mortgages
Current	5,484	41,480	34,515	13,319	5,109	59,215	1,295	160,417
30-59 days past due	—	—	—	—	94	358	—	452
60-89 days past due	—	—	393	—	—	—	—	393
90 or more days past due	—	—	970	678	255	837	—	2,740
Total residential mortgages	5,484	41,480	35,878	13,997	5,458	60,410	1,295	164,002
Secured consumer
Current	55,457	139,010	77,488	62,528	22,299	25,688	—	382,470
30-59 days past due	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—
90 or more days past due	—	—	1,203	2,655	916	—	—	4,774
Total secured consumer	55,457	139,010	78,691	65,183	23,215	25,688	—	387,244
Other consumer
Current	25	—	—	—	—	—	9	34
30-59 days past due	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	—	—	—
Total other consumer	25	—	—	—	—	—	9	34
Total consumer loans held for investment	$382,070	$180,490	$114,569	$79,180	$28,673	$86,098	$1,304	$872,384

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Commercial Lending Credit Quality Indicators

The Company evaluates the credit quality of its commercial loan portfolio based on regulatory risk ratings. The Company categorizes loans and leases into risk ratings based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debts, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans based on their associated credit risk and performs this analysis whenever credit is extended, renewed or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans. Risk rating classifications consist of the following:

Special Mention – Loans and leases with a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Company’s credit position at some future date.

Substandard – Loans and leases that are inadequately protected by the current sound worth and paying capacity of the obligator or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Normal payment from the borrower is in jeopardy, although loss of principal, while still possible, is not imminent.

Doubtful – Loans and leases that have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the classes of financing receivables within the commercial portfolio segment by risk rating as of March 31, 2021 and origination year:

March 31, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Equipment finance
Pass	$14,126	$44,674	$38,224	$25,329	$8,434	$13,980	$—	$144,767
Special mention	—	257	—	861	—	—	—	1,118
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	14,126	44,931	38,224	26,190	8,434	13,980	—	145,885
Commercial real estate
Pass	10,601	56,178	67,315	44,612	25,050	69,509	3,783	277,048
Special mention	—	8,325	276	—	—	822	—	9,423
Substandard	—	—	—	2,959	445	12,363	—	15,767
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	207	—	207
Total commercial real estate	10,601	64,503	67,591	47,571	25,495	82,901	3,783	302,445
Commercial and industrial
Pass	249,629	459,662	31,010	11,571	16,743	11,107	2,436	782,158
Special mention	—	—	2,352	704	1,064	110	—	4,230
Substandard	—	1,118	133	2,340	1,885	1,791	—	7,267
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1,063	—	1,063
Total commercial and industrial (1)	249,629	460,780	33,495	14,615	19,692	14,071	2,436	794,718
Total commercial loans and leases held for investment	274,356	570,214	139,310	88,376	53,621	110,952	6,219	1,243,048
(1)    Includes $664.4 million of PPP loans. The Company does not measure an allowance for expected credit losses on these loans.

The following table presents an analysis of the past-due loans and leases held for investment within the commercial portfolio segment at March 31, 2021:

March 31, 2021	Days Past Due
	Current-29	30-59	60-89	90 or more	Total
Equipment finance	$145,885	$—	$—	$—	$145,885
Commercial real estate	300,350	1,226	—	869	302,445
Commercial and industrial (1)	792,647	1,008	—	1,063	794,718
Total commercial loans and leases held for investment	$1,238,882	$2,234	$—	$1,932	$1,243,048
(1)    Includes $664.4 million of PPP loans. The Company does not measure an allowance for expected credit losses on these loans.

Nonaccrual Assets

Nonaccrual loans and leases are those for which accrual of interest has been suspended. Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases as of March 31, 2021:

	March 31, 2021
	Nonaccrual(1)	Nonaccrual with no related ACL
Unsecured personal	$—	$—
Residential mortgages	3,383	2,735
Secured consumer	4,774	3,858
Other consumer	—	—
Total nonaccrual consumer loans held for investment	8,157	6,593

Equipment finance	—	—
Commercial real estate	2,420	1,653
Commercial and industrial	1,360	1,063
Total nonaccrual commercial loans and leases held for investment	3,780	2,716

Total nonaccrual loans and leases held for investment	$11,937	$9,309
(1)     There were no loans and leases that were 90 days or more past due and accruing as of March 31, 2021.

Troubled Debt Restructurings

TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. The Company may offer several types of assistance to aid customers, including payment extensions and reduction or forgiveness in amounts of principal and interest due.

TDRs identified by Radius prior to the acquisition are not disclosed because all such loans were recorded at fair value and a new accounting basis was established as of the acquisition date. Subsequent modifications, if any, are evaluated and recorded as TDRs in accordance with LendingClub’s accounting policies. See “Note 1. Summary of Significant Accounting Policies” for additional information.

Collateral-Dependent Assets

Certain loans on non-accrual status and certain TDR loans may be considered collateral-dependent loans if the borrower is experiencing financial difficulty and repayment of the loan is expected to be substantially through sale or operation of the collateral. Expected credit losses for the Company’s collateral-dependent loans are calculated as the difference between the amortized cost basis and the fair value of the underlying collateral less costs to sell, if applicable. See “Note 1. Summary of Significant Accounting Policies” for further detail.

Purchased Financial Assets with Credit Deterioration

Acquired loans are recorded at their fair value, which may result in the recognition of a discount or premium. In addition, the purchase price of PCD loans is grossed-up upon acquisition for the initial estimate of expected credit losses. For acquired PCD loans for which all or a portion of the balance was previously written off, or was required to be written off under LendingClub’s charge-off policy upon acquisition, the expected credit loss included in the grossed-up loan balance was immediately charged off. Subsequent changes to the allowance for expected credit losses are recorded as additions to or reversals of credit losses on the Company’s Condensed Consolidated Statements of Operations.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Acquired PCD loans during the first quarter of 2021 were as follows:

Three Months Ended March 31, 2021
Purchase price	$337,118
Allowance for expected credit losses (1)	30,378
Discount attributable to other factors	12,204
Par value	$379,700
(1)    For acquired PCD loans, an allowance of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, a CECL allowance of $18.0 million included as part of the grossed-up loan balance at acquisition was immediately written-off. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million.

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with consolidated and unconsolidated VIEs at March 31, 2021 and December 31, 2020. Additionally, the assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation:

March 31, 2021	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$17,536	$—	$17,536
Securities available for sale at fair value	—	122,707	122,707
Loans held for sale at fair value	83,926	—	83,926
Retail and certificate loans held for investment at fair value	36,277	—	36,277
Other loans held for investment at fair value	42,261	—	42,261
Other assets	936	27,701	28,637
Total assets	$180,936	$150,408	$331,344
Liabilities
Retail notes, certificates and secured borrowings at fair value	$36,277	$—	$36,277
Payable on Structured Program borrowings	133,499	—	133,499
Other liabilities	522	—	522
Total liabilities	170,298	—	170,298
Total net assets	$10,638	$150,408	$161,046

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2020	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$15,983	$—	$15,983
Securities available for sale at fair value	—	142,026	142,026
Loans held for sale at fair value	98,190	—	98,190
Retail and certificate loans held for investment at fair value	52,620	—	52,620
Other loans held for investment at fair value	50,102	—	50,102
Other assets	1,270	32,865	34,135
Total assets	$218,165	$174,891	$393,056
Liabilities
Retail notes, certificates and secured borrowings at fair value	$52,620	$—	$52,620
Payable on Structured Program borrowings	152,808	—	152,808
Other liabilities	729	—	729
Total liabilities	206,157	—	206,157
Total net assets	$12,008	$174,891	$186,899

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

Consolidated Trusts

The Company established trusts to facilitate the sale of loans and issuance of senior and subordinated securities. If the Company is the primary beneficiary of the trust, it is a consolidated VIE and will reflect senior and subordinated securities held by third parties within “Payable on Structured Program borrowings” in the Company’s Condensed Consolidated Balance Sheets. If subsequently the Company is not the primary beneficiary of the trust, the Company will deconsolidate the VIE. See “Note 13. Short-term Borrowings and Long-term Debt” for additional information.

Warehouse Credit Facilities

Prior to the acquisition of Radius, the Company established certain entities (deemed to be VIEs) to enter into warehouse credit facilities for the purpose of purchasing loans from LendingClub. In the fourth quarter of 2020, the Company fully repaid and terminated its credit facilities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at March 31, 2021 and December 31, 2020:

March 31, 2021	Assets	Liabilities	Net Assets
LC Trust	$38,965	$(36,554)	$2,411
Consolidated trusts	141,971	(133,744)	8,227
Total consolidated VIEs	$180,936	$(170,298)	$10,638

December 31, 2020	Assets	Liabilities	Net Assets
LC Trust	$55,447	$(53,068)	$2,379
Consolidated trusts	162,460	(153,089)	9,371
Warehouse credit facility	258	—	258
Total consolidated VIEs	$218,165	$(206,157)	$12,008

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

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and historically purchased whole loans and interests in loans from the Company. As of March 31, 2021, the Company had an ownership interest of approximately 22% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. The Company has requested a full redemption of our investment in the Investment Fund. At March 31, 2021, the Company’s investment was $7.8 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at March 31, 2021 and December 31, 2020:

March 31, 2021		Carrying Value
	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Unconsolidated Trusts	$1,077,309	$51,273	$7,911	$59,184
Certificate Program	1,555,920	71,434	12,015	83,449
Investment Fund	35,369	—	7,775	7,775
Total unconsolidated VIEs	$2,668,598	$122,707	$27,701	$150,408

March 31, 2021	Maximum Exposure to Loss
	Securities Available for Sale	Other Assets	Net Assets
Unconsolidated Trusts	$51,273	$7,911	$59,184
Certificate Program	71,434	12,015	83,449
Investment Fund	—	7,775	7,775
Total unconsolidated VIEs	$122,707	$27,701	$150,408

December 31, 2020		Carrying Value
	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Unconsolidated Trusts	$1,267,611	$57,511	$9,654	$67,165
Certificate Program	1,931,429	84,515	15,436	99,951
Investment Fund	34,376	—	7,775	7,775
Total unconsolidated VIEs	$3,233,416	$142,026	$32,865	$174,891

December 31, 2020	Maximum Exposure to Loss
	Securities Available for Sale	Other Assets	Total Exposure
Unconsolidated Trusts	$57,511	$9,654	$67,165
Certificate Program	84,515	15,436	99,951
Investment Fund	—	7,775	7,775
Total unconsolidated VIEs	$142,026	$32,865	$174,891

“Total VIE Assets” represents the remaining principal balance of loans held by unconsolidated VIEs with respect to Unconsolidated Trusts, Certificate Program transactions, and the net assets held by the Investment Fund using the most current information available. “Securities Available for Sale” and “Other Assets” are the balances in the Company’s Condensed Consolidated Balance Sheets related to its involvement with the unconsolidated VIEs. “Other Assets” includes the Company’s servicing assets and servicing receivables and the Company’s equity investment with respect to the Investment Fund. “Total Exposure” refers to the Company’s maximum exposure to loss from its involvement with unconsolidated VIEs. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s financial statements for the first quarters of 2021 and 2020:

Three Months Ended March 31,	2021		2020
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold	$—	$—	$255,203	$637,637
Net gains (losses) recognized from loans securitized or sold	$—	$—	$(20)	$5,596
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (1)	$—	$—	$12,707	$31,423
Cash proceeds from loans securitized or sold	$—	$—	$237,764	$598,515
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$3,017	$4,918	$5,121	$6,992
Cash proceeds for interest received on senior securities and subordinated securities	$608	$1,258	$1,040	$2,273
(1)    For Structured Program transactions, the Company retained asset-backed senior securities of $23.0 million, CLUB Certificate asset-backed securities of $18.3 million, and asset-backed subordinated securities of $2.9 million for the first quarter of 2020. The Company did not retain asset-backed securities related to Structured Program transactions during the first quarter of 2021.

Off-Balance Sheet Loans

Off-balance sheet loans pursuant to unconsolidated VIE’s primarily relate to Structured Program transactions for which the Company has some form of continuing involvement, including as servicer. For loans related to Structured Program transactions where servicing is the only form of continuing involvement, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

As of March 31, 2021, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $2.6 billion, of which $66.0 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2020, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $3.2 billion, of which $94.8 million was attributable to off-balance sheet loans that were 31 days or more past due.

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

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at March 31, 2021 and December 31, 2020:

March 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$166,623	166,623
Retail and certificate loans held for investment at fair value	—	—	507,157	507,157
Other loans held for investment at fair value	—	—	42,485	42,485
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	62,953	17,787	80,740
U.S. agency residential mortgage-backed securities	—	70,730	—	70,730
CLUB Certificate asset-backed securities	—	—	41,967	41,967
Other asset-backed securities	—	29,800	—	29,800
Commercial mortgage-backed securities	—	28,440	—	28,440
U.S. agency securities	—	19,284	—	19,284
Municipal securities	—	3,258	—	3,258
Other securities	—	200	—	200
Total securities available for sale	—	214,665	59,754	274,419
Servicing assets	—	—	54,113	54,113
Other assets	—	4,235	5,202	9,437
Total assets	$—	$218,900	$835,334	$1,054,234

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$507,203	$507,203
Payable on Structured Program borrowings	—	—	133,499	133,499
Other liabilities	—	—	22,276	22,276
Total liabilities	$—	$—	$662,978	$662,978

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$121,902	$121,902
Retail and certificate loans held for investment at fair value	—	—	636,686	636,686
Other loans held for investment at fair value	—	—	49,954	49,954
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	75,372	16,515	91,887
CLUB Certificate asset-backed securities	—	—	50,139	50,139
Other securities	—	200	—	200
Total securities available for sale	—	75,572	66,654	142,226
Servicing assets	—	—	56,347	56,347
Total assets	$—	$75,572	$931,543	$1,007,115

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$636,774	$636,774
Payable on Structured Program borrowings	—	—	152,808	152,808
Other liabilities	—	—	12,270	12,270
Total liabilities	$—	$—	$801,852	$801,852

Changes in the fair value of financial liabilities presented in the tables above, caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the first quarters of 2021 and 2020, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the financial instruments listed in the tables above do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first quarters of 2021 or 2020.

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the first quarters of 2021 and 2020. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 loans held for sale at fair value at March 31, 2021 and December 31, 2020:

	Loans Held for Sale at Fair Value
	March 31, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.2%	15.5%	8.3%	7.6%	16.0%	8.5%
Net cumulative expected loss rates (1)	2.5%	22.8%	6.6%	5.0%	28.0%	8.2%
Cumulative expected prepayment rates (1)	28.2%	46.2%	31.9%	27.2%	41.2%	30.4%
(1)     Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of loans held for sale at fair value to adverse changes in key assumptions as of March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021	December 31, 2020
Loans held for sale at fair value	$166,623	$121,902
Expected weighted-average life (in years)	1.2	1.1
Discount rates
100 basis point increase	$(1,706)	$(1,151)
200 basis point increase	$(3,382)	$(2,282)
Expected credit loss rates on underlying loans
10% adverse change	$(1,486)	$(1,099)
20% adverse change	$(3,003)	$(2,220)
Expected prepayment rates
10% adverse change	$(514)	$(273)
20% adverse change	$(1,027)	$(556)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for sale at fair value on a recurring basis for the first quarters of 2021 and 2020:

	Loans Held for Sale at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$132,600	$(10,698)	$121,902
Originations and purchases	941,945	(1,629)	940,316
Transfers (to) from loans held for investment and/or loans held for sale	(63)	—	(63)
Sales	(873,672)	7,037	(866,635)
Principal payments and retirements	(22,821)	—	(22,821)
Charge-offs, net of recoveries	(3,859)	3,186	(673)
Change in fair value recorded in earnings	—	(5,403)	(5,403)
Balance at March 31, 2021	$174,130	$(7,507)	$166,623

	Loans Held for Sale at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$747,394	$(25,039)	$722,355
Purchases	1,379,094	—	1,379,094
Transfers (to) from loans held for investment and/or loans held for sale	(43,123)	—	(43,123)
Sales	(1,171,407)	19,909	(1,151,498)
Principal payments and retirements	(70,103)	—	(70,103)
Charge-offs, net of recoveries	(6,298)	5,779	(519)
Change in fair value recorded in earnings	—	(94,502)	(94,502)
Balance at March 31, 2020	$835,557	$(93,853)	$741,704

Retail and Certificate Loans Held for Investment at Fair Value and Retail Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for retail and certificate loans held for investment at fair value and the related retail notes, certificates and secured borrowings at March 31, 2021 and December 31, 2020:

	Retail and Certificate Loans Held for Investment at Fair Value, and Retail Notes, Certificates and Secured Borrowings
	March 31, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.6%	15.2%	9.4%	7.6%	15.0%	9.4%
Net cumulative expected loss rates (1)	3.7%	20.6%	9.7%	4.3%	28.1%	11.2%
Cumulative expected prepayment rates (1)	28.3%	36.3%	31.5%	27.3%	35.7%	30.4%
(1)     Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At March 31, 2021 and December 31, 2020, the discounted cash flow methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related retail loans. As demonstrated by the following tables, the fair value adjustments for retail and certificate loans held for

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

investment were largely offset by the corresponding fair value adjustments due to the payment dependent design of the retail notes, certificates and secured borrowings.

Fair Value Reconciliation

The following tables present additional information about Level 3 retail and certificate loans held for investment at fair value and retail notes, certificates and secured borrowings measured at fair value on a recurring basis for the first quarters of 2021 and 2020:

	Retail and Certificate Loans Held for Investment at Fair Value			Retail Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$679,903	$(43,217)	$636,686	$679,903	$(43,129)	$636,774
Principal payments and retirements	(131,020)	—	(131,020)	(131,020)	—	(131,020)
Charge-offs, net of recoveries	(12,008)	4,740	(7,268)	(12,008)	4,652	(7,356)
Change in fair value recorded in earnings	—	8,759	8,759	—	8,805	8,805
Balance at March 31, 2021	$536,875	$(29,718)	$507,157	$536,875	$(29,672)	$507,203

	Retail and Certificate Loans Held for Investment at Fair Value			Retail Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$1,148,888	$(69,573)	$1,079,315	$1,148,888	$(67,422)	$1,081,466
Purchases	104,620	—	104,620	—	—	—
Transfers (to) from retail and certificate loans held for investment and/or loans held for sale	(17,478)	—	(17,478)	—	—	—
Issuances	—	—	—	104,620	—	104,620
Principal payments and retirements	(215,748)	—	(215,748)	(233,226)	—	(233,226)
Charge-offs, net of recoveries	(29,620)	17,311	(12,309)	(29,620)	16,431	(13,189)
Change in fair value recorded in earnings	—	(52,987)	(52,987)	—	(52,831)	(52,831)
Balance at March 31, 2020	$990,662	$(105,249)	$885,413	$990,662	$(103,822)	$886,840

Other Loans Held for Investment at Fair Value

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 other loans held for investment at fair value at March 31, 2021 and December 31, 2020:

	Other Loans Held for Investment at Fair Value
	March 31, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.2%	15.4%	8.8%	7.5%	16.1%	8.8%
Net cumulative expected loss rates (1)	2.5%	20.2%	8.3%	5.0%	26.3%	10.3%
Cumulative expected prepayment rates (1)	27.7%	42.6%	31.8%	26.8%	39.7%	30.7%
(1)     Expressed as a percentage of the original principal balance of the loan.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of other loans held for investment at fair value to adverse changes in key assumptions as of March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021	December 31, 2020
Other loans held for investment at fair value	$42,485	$49,954
Expected weighted-average life (in years)	1.0	1.1
Discount rates
100 basis point increase	$(428)	$(541)
200 basis point increase	$(849)	$(1,073)
Expected credit loss rates on underlying loans
10% adverse change	$(447)	$(640)
20% adverse change	$(906)	$(1,295)
Expected prepayment rates
10% adverse change	$(164)	$(181)
20% adverse change	$(342)	$(368)

Fair Value Reconciliation

The following tables present additional information about Level 3 other loans held for investment at fair value on a recurring basis for the first quarters of 2021 and 2020:

	Other Loans Held for Investment at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$56,388	$(6,434)	$49,954
Purchases	116	(98)	18
Principal payments and retirements	(8,324)	—	(8,324)
Charge-offs, net of recoveries	(1,025)	574	(451)
Change in fair value recorded in earnings	—	1,288	1,288
Balance at March 31, 2021	$47,155	$(4,670)	$42,485

	Other Loans Held for Investment at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$47,042	$(3,349)	$43,693
Purchases	727	(693)	34
Transfers (to) from other loans held for investment and/or loans held for sale	43,188	—	43,188
Principal payments and retirements	(5,684)	—	(5,684)
Charge-offs, net of recoveries	(1,623)	134	(1,489)
Change in fair value recorded in earnings	—	(8,739)	(8,739)
Balance at March 31, 2020	$83,650	$(12,647)	$71,003

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to Structured Program transactions at March 31, 2021 and December 31, 2020:

	Asset-Backed Securities Related to Structured Program Transactions
	March 31, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	2.2%	25.1%	8.7%	2.2%	25.1%	8.4%
Net cumulative expected loss rates (1)	5.1%	23.8%	14.9%	5.4%	28.9%	18.8%
Cumulative expected prepayment rates (1)	10.1%	31.8%	26.9%	6.3%	30.5%	24.8%
(1)    Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of Level 2 and Level 3 asset-backed securities related to Structured Program transactions to changes in key assumptions at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$62,953	$17,787	$41,967
Expected weighted-average life (in years)	0.8	1.3	0.9
Discount rates
100 basis point increase	$(434)	$(164)	$(324)
200 basis point increase	$(859)	$(350)	$(642)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,286)	$(1,019)
20% adverse change	$—	$(2,630)	$(2,089)
Expected prepayment rates
10% adverse change	$—	$(712)	$(561)
20% adverse change	$—	$(1,666)	$(1,168)

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis for the first quarters of 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Fair value at beginning of period	$66,654	$110,796
Additions	578	23,585
Cash received	(14,194)	(16,266)
Change in unrealized gain (loss)	3,125	(5,256)
Accrued interest	1,121	1,632
Reversal of (impairment on) securities available for sale	2,470	(10,980)
Fair value at end of period	$59,754	$103,511

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at March 31, 2021 and December 31, 2020:

	Servicing Assets
	March 31, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	4.8%	16.4%	9.9%	4.8%	16.4%	9.9%
Net cumulative expected loss rates (1)	2.6%	26.9%	10.7%	4.5%	26.3%	12.5%
Cumulative expected prepayment rates (1)	28.1%	46.2%	32.7%	27.0%	38.9%	31.2%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of March 31, 2021 and December 31, 2020:

	Servicing Assets
	March 31, 2021	December 31, 2020
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(7,757)	$(7,379)
Servicing rate decrease by 0.10%	$7,757	$7,379

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions as of March 31, 2021 and December 31, 2020:

	Servicing Assets
	March 31, 2021	December 31, 2020
Fair value of servicing assets	$54,113	$56,347
Discount rates
100 basis point increase	$(437)	$(455)
200 basis point increase	$(875)	$(911)
Expected loss rates
10% adverse change	$(598)	$(346)
20% adverse change	$(1,196)	$(691)
Expected prepayment rates
10% adverse change	$(2,277)	$(1,596)
20% adverse change	$(4,554)	$(3,192)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the first quarters of 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Fair value at beginning of period	$56,347	$89,680
Issuances (1)	7,235	17,581
Change in fair value, included in Marketplace revenue	(11,837)	(9,608)
Other net changes included in Deferred revenue	2,368	(4,828)
Fair value at end of period	$54,113	$92,825
(1)    Represents the gains or losses on sales of the related loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at March 31, 2021 and December 31, 2020:

March 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$2,079,300	$—	$—	$2,126,840	$2,126,840
Servicing assets	2,859	—	—	2,921	2,921
Other assets	—	—	9,023	—	9,023
Total assets	$2,082,159	$—	$9,023	$2,129,761	$2,138,784
Liabilities:
Deposits	$98,547	$—	$—	$98,547	$98,547
Short-term borrowings	90,091	—	54,088	36,003	90,091
Advances from PPPLF	370,086	—	—	370,086	370,086
Other long-term debt	18,572	—	—	18,572	18,572
Other liabilities	50,755	—	35,063	15,692	50,755
Total liabilities	$628,051	$—	$89,151	$538,900	$628,051

December 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Total cash and cash equivalents (1)	$524,963	$—	$524,963	$—	$524,963
Restricted cash (1)	103,522	—	103,522	—	103,522
Other assets	914	—	914	—	914
Total assets	$629,399	$—	$629,399	$—	$629,399
Liabilities:
Short-term borrowings	$104,989	$—	$65,121	$39,868	$104,989
Other liabilities	57,536	—	43,984	13,552	57,536
Total liabilities	$162,525	$—	$109,105	$53,420	$162,525
(1)    Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	March 31, 2021	December 31, 2020
Internally developed software (1)	$108,414	$101,953
Leasehold improvements	36,387	35,140
Computer equipment	27,896	27,030
Purchased software	19,327	19,004
Furniture and fixtures	8,252	8,203
Construction in progress	3,046	2,761
Total property, equipment and software	203,322	194,091
Accumulated depreciation and amortization	(108,009)	(97,450)
Total property, equipment and software, net	$95,313	$96,641
(1)     Includes $14.7 million and $13.9 million of development in progress as of March 31, 2021 and December 31, 2020, respectively.

Depreciation and amortization expense on property, equipment and software was $10.2 million and $11.8 million for the first quarters of 2021 and 2020, respectively. The Company recorded impairment expense on its internally developed software of $0.3 million and $0.2 million for the first quarters of 2021 and 2020, respectively. The Company records impairment expense on its internally developed software in “Depreciation and amortization” expense in the Condensed Consolidated Statements of Operations.

10. Goodwill and Intangible Assets

Goodwill

In connection with its acquisition of Radius in the first quarter of 2021, the Company recognized Goodwill of $75.7 million, which is fully allocated to the LendingClub Bank operating segment. Goodwill is not amortized, but will be subject to annual impairment tests. See “Note 2. Business Acquisition.”

Intangible Assets

Intangible assets consist of customer relationships, which include the core deposit intangible acquired during the first quarter of 2021 as part of the acquisition of Radius. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Company’s Condensed Consolidated Balance Sheets. The gross and net carrying values and accumulated amortization are as follows for the periods presented:

	March 31, 2021	December 31, 2020
Gross carrying value	$54,500	$39,500
Accumulated amortization	(29,280)	(28,073)
Net carrying value	$25,220	$11,427

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the first quarters of 2021 and 2020 was $1.2 million and $0.8 million, respectively. There was no impairment loss for the first quarters of 2021 and 2020.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The expected future amortization expense for intangible assets as of March 31, 2021, is as follows:

2021	$4,039
2022	4,847
2023	4,198
2024	3,549
2025	2,901
Thereafter	5,686
Total	$25,220

11. Other Assets

Other assets consist of the following:

	March 31, 2021	December 31, 2020
Operating lease assets	$84,931	$74,037
Servicing assets (1)	56,972	56,347
Bank-owned life insurance	31,623	—
Intangible assets, net (2)	25,220	11,427
Prepaid expenses	17,163	16,455
Accounts receivable	14,194	10,243
Other investments	13,871	8,275
Accrued interest receivable	13,792	5,205
Other	21,429	5,410
Total other assets	$279,195	$187,399
(1)    As of March 31, 2021 and December 31, 2020, loans underlying loan servicing rights had a total outstanding principal balance of $9.4 billion and $10.1 billion, respectively.
(2)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

12. Deposits

Deposits consist of the following:

March 31, 2021
Interest-bearing deposits:
Checking accounts	$1,653,254
Savings and money market accounts	478,026
Certificates of deposit (1)	98,547
Total	$2,229,827
Noninterest-bearing deposits	143,610
Total deposits	$2,373,437
(1)    Includes $93.4 million in denominations of $100 thousand or more and $33.8 million in denominations in excess of $250 thousand federal insurance limits.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Total certificates of deposit at March 31, 2021 are scheduled to mature as follows:

2021	$69,001
2022	25,062
2023	3,861
2024	57
2025	231
Thereafter	335
Total certificates of deposit	$98,547

13. Short-term Borrowings and Long-term Debt

Short-term Borrowings:

Repurchase Agreements

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of March 31, 2021 and December 31, 2020, the Company had $90.1 million and $105.0 million in aggregate debt outstanding under its repurchase agreements, respectively, which is primarily amortized over time through regular principal and interest payments collected from the pledged securities. At March 31, 2021, a majority of the Company’s repurchase agreements have contractual repurchase dates ranging from September 2022 to March 2028. These contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life from 0.8 to 1.3 years. At March 31, 2021 and December 31, 2020, these repurchase agreements bore interest rates ranging from 3.08% and 6.33% and 3.05% to 4.00%, respectively, which are either fixed or based on a benchmark of the three-month LIBOR rate or the weighted-average interest rate of the securities sold plus a spread. Underlying securities retained and pledged as collateral under repurchase agreements were $114.9 million and $133.5 million, respectively, at March 31, 2021 and December 31, 2020.

Other Short-term Borrowings

The Company had a Federal Funds unsecured borrowing facility of $7.5 million at March 31, 2021. As of March 31, 2021 there were no borrowings outstanding under this line. The interest rate for the Federal Funds is determined by the lender based on market conditions per transaction.

Long-term Debt:

Advances from PPPLF

As of March 31, 2021, outstanding PPPLF borrowings were $370.1 million. The borrowings are collateralized by the SBA PPP loans originated by the Company. The maturity date of the PPPLF borrowings matches the maturity date of the SBA PPP loans. When loans are forgiven by the SBA, the corresponding PPPLF advance is paid by the Company. The interest rate on the PPPLF borrowings is fixed at 0.35%. No further advances may be made without authorization from the Board of Governs of the Federal Reserve System (FRB).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Retail Notes, Certificates, and Secured Borrowings

The Company issued member payment dependent notes (Retail Notes) and the LC Trust issued certificates as a means to allow investors to invest in the corresponding loans. Prior to the acquisition of Radius, investors were able to purchase Retail Notes, which were securities for which cash flows to investors were dependent upon principal and interest payments made by borrowers of certain unsecured personal loans. As of December 31, 2020, LendingClub ceased offering and selling Retail Notes. The total balance of outstanding Retail Notes will continue to decline as underlying borrower payments are made. The Company does not assume principal or interest rate risk on loans that were funded by Retail Notes because loan balances, interest rates and maturities were matched and offset by an equal balance of notes with the exact same interest rates and maturities. See “Note 8. Fair Value of Assets and Liabilities” for information about the outstanding principal balance and net fair value adjustments for retail notes, certificates, and secured borrowings.

The following table provides the balances of retail notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	March 31, 2021	December 31, 2020
Retail notes	$470,720	$583,219
Certificates	36,277	52,620
Secured borrowings (1)	206	935
Total retail notes, certificates and secured borrowings	$507,203	$636,774
(1)    At March 31, 2021 and December 31, 2020, a fair value of $0.2 million and $0.8 million included in “Retail and certificate loans held for investment at fair value” was pledged as collateral for secured borrowings, respectively.

Payable on Structured Program Borrowings

The Company consolidated certain sponsored Structured Program transactions through master trusts comprised of unsecured personal whole loans. The Company is the primary beneficiary of the trusts, which are consolidated. As of March 31, 2021 and December 31, 2020, the certificate participations and securities held by third-party investors of $133.5 million and $152.8 million are included in “Payable on Structured Program borrowings” in the Condensed Consolidated Balance Sheets and were secured by “Other loans held for investment at fair value” and “Loans held for sale at fair value” of $126.2 million and $148.3 million and restricted cash of $15.2 million and $13.5 million included in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.

Other Long-term Debt

With the acquisition of Radius, the Company assumed subordinated notes of $15.8 million, at a 6.5% fixed to floating rate, due June 30, 2027. Fixed interest payments are due semiannually in arrears on June 30 and December 30 through June 30, 2022. Subsequent to June 30, 2022, the rate resets quarterly at a rate equal to 3-month LIBOR plus 4.64%. The subordinated notes are junior in right to the repayment in full of all existing claims of creditors and depositors of the Company. The subordinated notes may be redeemed, in whole or in part, at par plus accrued unpaid interest after June 27, 2022 at the option of the Company. The carrying amount of the subordinated notes was $15.3 million, including a purchase premium of $0.4 million as of March 31, 2021.

In addition, the Company assumed advances from the Federal Home Loan Bank of Boston (FHLBB) of $2.8 million as of March 31, 2021, which were subsequently fully paid.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

14. Other Liabilities

Other liabilities consist of the following:

	March 31, 2021	December 31, 2020
Operating lease liabilities	$104,220	$94,538
Payable to investors	35,063	40,286
Accrued expenses	26,176	14,382
Contingent liabilities (1)	21,988	21,592
Accrued compensation	16,319	28,805
Transaction fee refund reserve	15,692	14,119
Accounts payable	10,742	3,698
Deferred revenue	7,615	4,923
Loan trailing fee liability, at fair value	6,499	7,494
Other	20,752	14,714
Total other liabilities	$265,066	$244,551
(1)    See “Note 18. Commitments and Contingencies” for further information.

15. Employee Incentive Plans

The Company’s 2014 Equity Incentive Plan (EIP) provides for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs) and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Company’s Condensed Consolidated Statements of Operations, was as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020
RSUs and PBRSUs	$14,743	$17,706
Stock options (1)	450	423
Total stock-based compensation expense	$15,193	$18,129
(1)    In the first quarter of 2021, includes common stock issued and consideration related to share-based payments in connection with the acquisition of Radius. See “Note 2. Business Acquisition” for additional information.

The Company capitalized $1.0 million and $1.6 million of stock-based compensation expense associated with developing software for internal use during the first quarters of 2021 and 2020, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the first quarter of 2021:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	11,395,112	$11.26
Granted	4,415,391	$11.15
Vested	(1,011,815)	$13.57
Forfeited/expired	(496,946)	$12.21
Unvested at March 31, 2021	14,301,742	$11.03

During the first quarter of 2021, the Company granted 4,415,391 RSUs with an aggregate fair value of $49.2 million.

As of March 31, 2021, there was $148.7 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.7 years.

Performance-based Restricted Stock Units

PBRSUs are restricted stock unit awards that are earned and eligible for vesting (if applicable) based upon the achievement of certain pre-established performance metrics over a specific performance period. Our PBRSU awards have a separate market-based component and/or a performance-based component. Certain of our PBRSU awards have additional time-based vesting for any earned shares. With respect to PBRSU awards with market-based metrics, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metrics), not adjusted for actual performance and expensed over the performance and vesting period. With respect to PBRSU awards with performance-based metrics, the compensation expense of the award is set at the time of grant (assuming a target level of achievement), adjusted for actual performance during the performance period and expensed over the performance and vesting period.

The following table summarizes the activities for the Company’s PBRSUs during the first quarter of 2021:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	1,441,311	$5.31
Granted	568,285	$22.54
Vested	(20,285)	$22.59
Unvested at March 31, 2021	1,989,311	$10.12

During the first quarters of 2021 and 2020, the Company recognized $1.2 million and $0.8 million in stock-based compensation expense related to PBRSUs, respectively.

As of March 31, 2021, there was $17.2 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 2.1 years.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

16. Income Taxes

For the first quarter of 2021, the Company recorded an income tax benefit of $2.8 million primarily related to changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the acquisition of Radius. For the first quarter of 2020, the Company recorded an income tax expense of $319 thousand primarily attributable to the tax effects of other comprehensive income associated with the Company’s available for sale portfolio.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

17. Leases

Lessor Arrangements

Upon the acquisition of Radius, the Company assumed lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the first quarter of 2021, interest earned on Equipment Finance was $1.9 million and is included in “Interest and fees on loans and leases held for investment” in the Company’s Condensed Consolidated Statements of Operations.

The components of Equipment Finance assets are as follows:

March 31, 2021
Lease receivables	$111,571
Unguaranteed residual asset values	36,646
Unearned income	(2,455)
Deferred fees	123
Total (1)	$145,885
(1)    See “Note 6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” for additional information.

Future minimum lease payments based on maturity of the Company’s lessor arrangements at March 31, 2021 were as follows:

2021	$32,252
2022	37,073
2023	27,303
2024	17,568
2025	9,393
Thereafter	8,772
Total lease payments	$132,361
Discount effect	(20,790)
Present value of future minimum lease payments	$111,571

The Company did not have any lessor arrangements with related parties or any deferred selling profits as of March 31, 2021.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Lessee Arrangements

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space for its origination and servicing operations in the Salt Lake City area, Utah, and Westborough, Massachusetts. In addition, the Company assumed operating leases in Boston, Massachusetts upon the acquisition of Radius. As of March 31, 2021, the lease agreements have remaining lease terms ranging from approximately one year to ten years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms of approximately one year. As of March 31, 2021, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

The right-of-use (ROU) assets and related liabilities recorded for the leases assumed upon acquisition were both approximately $5.0 million. The ROU assets were adjusted to reflect favorable terms of the lease, when compared to market terms, which resulted in an increase to the acquired ROU of approximately $1.7 million. Lease liabilities assumed were measured based on the net present value of remaining future lease payments on the date of acquisition, with consideration given for options to extend or renew each lease. Remaining future lease payments were discounted at the Company’s estimated incremental borrowing rate on the date of acquisition.

The Company reviewed operating lease ROU assets for impairment. For the first quarter of 2021, the Company recognized impairment expense of $1.0 million, net, on operating lease assets, included in “Occupancy expense” on the Company’s Condensed Consolidated Statement of Operations. No impairment expense was recorded during the first quarter of 2020.

Balance sheet information as of March 31, 2021 and December 31, 2020 related to leases was as follows:

ROU Assets and Lease Liabilities	March 31, 2021	December 31, 2020
Operating lease assets	$84,931	$74,037
Operating lease liabilities (1)	$104,220	$94,538
(1)    The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent.

Components of net lease costs for the first quarters of 2021 and 2020 were as follows:

		Three Months Ended March 31,
Net Lease Costs	Income Statement Classification	2021	2020
Operating lease costs (1)	Occupancy	$(4,977)	$(4,620)
Sublease revenue	Other non-interest income	1,537	1,534
Net lease costs		$(3,440)	$(3,086)
(1)    Includes variable lease costs of $0.1 million and $0.4 million for the first quarters of 2021 and 2020, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Supplemental cash flow information related to the Company’s operating leases for the first quarters of 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Non-cash operating activity:
Leased assets obtained in exchange for new and amended operating lease liabilities (1)	$12,914	$—
(1)    Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows. Amount includes noncash remeasurements of the operating lease ROU asset.

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of March 31, 2021 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2021	$16,148	$(5,079)	$11,069
2022	15,947	(2,918)	13,029
2023	12,465	—	12,465
2024	12,810	—	12,810
2025	13,163	—	13,163
Thereafter	62,350	—	62,350
Total lease payments	$132,883	$(7,997)	$124,886
Discount effect	28,663
Present value of future minimum lease payments	$104,220

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	March 31, 2021
Weighted-average remaining lease term (in years)	8.69
Weighted-average discount rate	5.40%

18. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 17. Leases.”

Loan Purchase Obligation

Prior to the acquisition of Radius, under the Company’s loan account program with WebBank, which served as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retained ownership of the loans it originated for two business days after origination. As part of this arrangement, the Company was committed to purchase any loans that have been fully approved at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2020, the Company was committed to purchase loans with

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

an outstanding principal balance of $13.8 million at par. The Company was not committed to purchase any such loans as of March 31, 2021 as it now originates loans and no longer has a loan account program with WebBank.

Loan Repurchase Obligations

The Company is generally required to repurchase loans or interests therein in the event of identity theft or certain other types of fraud on the part of the borrower or education and patient service providers. The Company may also repurchase loans or interests therein in connection with certain customer accommodations. In connection with certain whole loan and Certificate Program sales, as well as to facilitate access to securitization markets, the Company agreed to repurchase loans if representations and warranties made with respect to such loans were breached under certain circumstances. In the case of certain securitization transactions, the Company also agreed to repurchase or substitute loans for which a borrower failed to make the first payment due under a loan. The Company believes such provisions are customary and consistent with institutional loan and securitization market standards.

In addition to and distinct from the repurchase obligations described in the preceding paragraph, the Company performed certain administrative functions for a variety of retail and institutional investors, including executing, without discretion, loan investments as directed by the investor. To the extent loans did not meet the investor’s investment criteria at the time of issuance, or were transferred to the investor as a result of a system error by the Company, the Company repurchased such loans or interests therein at par.

As a result of the loan repurchase obligations described above, the Company repurchased $0.2 million and $1.1 million in loans or interests therein during the first quarters of 2021 and 2020, respectively.

Purchase Commitments

If the Company could not arrange for other investors to invest in or purchase loans that the Company facilitated and that were originated by an issuing bank partner but did not meet the credit criteria for purchase by the issuing bank partner, the Company was contractually committed to purchase those loans. As of both March 31, 2021 and December 31, 2020, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets. During the first quarters of 2021 and 2020, the Company was required to purchase $7.1 million and $13.2 million of loans facilitated by the Company or Springstone Financial LLC (a previously held wholly-owned subsidiary of LendingClub), respectively. These purchased loans are held on the Company’s Condensed Consolidated Balance Sheets and have a fair value of $9.2 million and $4.5 million as of March 31, 2021 and December 31, 2020, respectively.

Unfunded Loan Commitments

Unfunded commitments and unused lines of credit at their contractual amounts were as follows:

	March 31, 2021
	Fixed	Variable	Total
Commitments to extend credit	$—	$57,853	$57,853
Lines of credit	$3,338	$37,129	$40,467

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

On February 27, 2020, both the Company and the FTC filed various motions with the Court, including motions to exclude expert testimony and motions for summary judgment as to some or all of the claims in the case. The FTC also filed a motion for partial judgment on the pleadings in the case. These motions were heard by the Court on April 27, 2020. On June 1, 2020, the Court issued an order granting in part and denying in part both the Company’s and the FTC’s motions for summary judgment. The Court also denied the motions to exclude expert testimony and granted in part and denied in part the FTC’s motion for partial judgment on the pleadings. The FTC’s Gramm-Leach-Bliley Act claim has been dismissed from the case, but issues relating to the FTC’s three other claims will need to be tried. On July 30, 2020, the Company filed a motion to stay the litigation pending the U.S. Supreme Court’s decisions in two cases (F.T.C. v. Credit Bureau Center and AMG Capital Management, LLC v. F.T.C.) that raise the issue whether the FTC is entitled to seek monetary relief under Section 13(b) of the FTC Act. On August 20, 2020, the Court issued an order granting the Company’s motion to stay proceedings in the case until the U.S. Supreme Court issues its decision in the Credit Bureau Center and AMG Capital Management cases. As a result of this order, the trial that was scheduled for October 19, 2020 will need to be rescheduled at a later date following the Supreme Court’s ruling. The Supreme Court has vacated its prior grant of review in the Credit Bureau Center case but heard oral argument in the AMG Capital Management case on January 13, 2021. The impact of the Supreme Court decision could impact our case which is why the trial was stayed pending the Supreme Court decision. On April 22, 2021, the Supreme Court ruled in favor of AMG Capital Management ordering that the FTC does not currently have the authority to obtain equitable monetary relief under the statute that is also applicable in our matter with the FTC . The Court in our case will need to apply the Supreme Court’s order. The Company

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

denies, and will continue to vigorously defend against, the claims remaining in this case. Notwithstanding the Company’s vigorous defense, the Company and the FTC have participated in voluntary settlement conferences and may engage in additional settlement discussions. No assurances can be given as to the timing, outcome or consequences of this matter.

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

Derivative Litigation Following FTC Lawsuit

In August 2019, a putative shareholder derivative action was filed in the Court of Chancery for the State of Delaware (Fisher v. Sanborn, et al., Case No. 2019-0631) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This lawsuit accuses the individual defendants of breaching their fiduciary duties by failing to adequately monitor the Company and prevent it from engaging in the purported regulatory violations alleged by the FTC and by causing the Company to make allegedly false and misleading public statements (as alleged in the Veal action). The lawsuit also alleges that certain of the individual defendants breached their fiduciary duties by selling Company shares while in possession of material, non-public information. The defendants filed a motion to dismiss the operative complaint in the case, which was granted by the Court. The plaintiff has now appealed this ruling. The timing of a ruling in this appeal is uncertain. No assurances can be given as to the timing, outcome or consequences of this matter.

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

Putative Class Actions

In February 2020, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California (Erceg v. LendingClub Corporation, No. 3:20-cv-01153). The lawsuit alleges violations of California and Massachusetts law based on allegations that LendingClub recorded a call with plaintiff without notifying him that it would be recorded. Plaintiff seeks to represent a purported class of similarly situated individuals who had phone calls recorded by LendingClub without their knowledge and consent. LendingClub filed a motion to dismiss certain of plaintiff’s claims, strike nationwide class allegations, and, alternatively, to stay the litigation. Rather than oppose that motion, plaintiff filed an amended complaint. The Company again filed a motion to stay, or alternatively to dismiss certain of the claims in the amended complaint and to strike nationwide class allegations. That motion was heard by the Court on July 9, 2020. On July 28, 2020, the Court entered an order granting the Company’s motion to stay plaintiff’s California claims pending a decision by the California Supreme Court in a case involving the California Invasion of Privacy Act, dismissing with prejudice plaintiff’s claim under Massachusetts law, and denying the Company’s motion to strike plaintiff’s nationwide class allegations. The California Supreme Court has issued a decision in a case involving the California Invasion of Privacy Act which the Court in our matter will need to apply. No assurances can be given as to the timing, outcome or consequences of this matter.

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

California Private Attorneys General Lawsuit

In September 2018, a putative action under the California Private Attorney General Act was brought against the Company in the California Superior Court (Brott v. LendingClub Corporation, et al., CGC-18-570047) alleging violations of the California Labor Code. The complaint by a former employee alleges that the Company improperly failed to pay certain hourly employees for all wages owed, pay the correct rate of pay including overtime, and provide accurate wage statements. The lawsuit alleges that the plaintiff and aggrieved employees are entitled to recover civil penalties under the California Labor Code. The parties have reached a resolution of this matter, the terms of which are not material to the Company’s financial position or results of operations. The resolution will require court approval. The parties have finalized a written settlement agreement and have a hearing with the Court in May 2021 to seek the Court’s approval of the negotiated resolution. It remains unclear when the Court will consider approving the settlement or issuing a ruling in connection with the same.

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $22.0 million and $21.6 million in accrued contingent liabilities at March 31, 2021 and December 31, 2020, respectively.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

19. Regulatory Requirements

LendingClub, a bank holding company, and LendingClub Bank, a nationally chartered association, are subject to comprehensive supervision, examination and enforcement, and regulation by the FRB and the Office of the Comptroller of the Currency (OCC). The Company and the Bank are each subject to generally similar capital adequacy requirements adopted by the FRB and the OCC, respectively. These requirements establish required minimum ratios for Common Equity Tier 1 (CET1) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

The minimum capital requirements under the U.S. Basel III capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer (CCB) of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums prescribed under the U.S. Basel III capital framework. In this regard, and unless otherwise directed by the FRB and the OCC, we have made commitments for the Company and the Bank (for a minimum of three years following its formation) to maintain a CET1 risk-based capital ratio of 11%, a Tier 1 risk-based capital ratio above 11%, a total risk-based capital ratio above 13%, and a Tier 1 leverage ratio of 11%.

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as an institution’s condition deteriorates and its PCA capitalization category declines. Among other things, institutions that are less than well-capitalized become subject to increasingly stringent restrictions on their ability to accept and/or rollover brokered deposits. At March 31, 2021, the Company’s and the Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since March 31, 2021 that management believes would change the Company’s categorization.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the regulatory capital and ratios of the Company as of March 31, 2021 (in millions):

	LendingClub		Required Minimum plus Required CCB for Non-Leverage Ratios
March 31, 2021	Amount	Ratio
CET1 capital	$578.1	26.0%	7.0%
Tier 1 capital	$578.1	26.0%	8.5%
Total capital	$611.8	27.5%	10.5%
Tier 1 leverage	$578.1	14.5%	4.0%
Risk-weighted assets	$2,224.0	N/A	N/A
Quarterly adjusted average assets	$3,974.3	N/A	N/A
N/A – Not applicable

The following table summarizes the Bank’s regulatory capital amounts and ratios at March 31, 2021 (in millions):

	LendingClub Bank		Required Minimum plus Required CCB for Non-Leverage Ratios
March 31, 2021	Amount	Ratio
CET1 capital	$338.9	20.9%	7.0%
Tier 1 capital	$338.9	20.9%	8.5%
Total capital	$356.9	22.1%	10.5%
Tier 1 leverage	$338.9	12.9%	4.0%
Risk-weighted assets	$1,617.9	N/A	N/A
Quarterly adjusted average assets	$2,626.3	N/A	N/A
N/A – Not applicable

At March 31, 2021, $6.1 million of this capital benefit was applied to the computation of common equity Tier 1 capital.

20. Other Non-interest Income and Non-interest Expense

Other non-interest income consists of the following:

	Three Months Ended March 31,
	2021	2020
Referral revenue	$2,594	$1,614
Sublease revenue	1,537	1,534
Realized gains (losses) on sales of securities available for sale	(244)	1
Other	1,720	1,362
Total other non-interest income	$5,607	$4,511

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Other non-interest expense consists of the following:

	Three Months Ended March 31,
	2021	2020
Consumer credit services	$3,292	$5,507
Third-party collection fees	1,749	2,609
Insurance expense	1,347	1,164
Other	5,737	3,751
Total other non-interest expense	$12,125	$13,031

21. Segment Reporting

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s chief executive officer and chief financial officer to allocate resources and evaluate financial performance. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LendingClub Bank.

LendingClub Corporation (Parent Only)

The LendingClub Corporation (parent only) operating segment represents the holding company legal entity and predominately reflects the historical operations of the Company. This activity includes, but is not limited to, the purchase and sale of loans prior to February 1, 2021 and ongoing issuances of education and patient finance loans that are originated by banking partners.

LendingClub Bank

The LendingClub Bank operating segment represents the national bank legal entity and reflects post-acquisition operating activities. This segment provides a full complement of financial products and solutions, including loans, leases and deposits. It originates loans to individuals and businesses, retains loans for investment, sells loans to investors and manages the acquired business relationships with deposit holders.

All of the Company’s revenue is generated in the United States. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Corporation (Parent only)		LendingClub Bank		Intercompany Eliminations		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Non-interest income:
Marketplace revenue	$45,665	$102,477	$36,062	$—	$—	$—	$81,727	$102,477
Other non-interest income	4,098	4,511	19,700	—	(18,191)	—	5,607	4,511
Total non-interest income	49,763	106,988	55,762	—	(18,191)	—	87,334	106,988

Interest income:
Interest income	27,092	69,411	17,498	—	—	—	44,590	69,411
Interest expense	(24,837)	(45,213)	(1,247)	—	—	—	(26,084)	(45,213)
Net interest income	2,255	24,198	16,251	—	—	—	18,506	24,198

Total net revenue	52,018	131,186	72,013	—	(18,191)	—	105,840	131,186

Provision for credit losses	2,470	(10,980)	(23,963)	—	—	—	(21,493)	(10,980)
Non-interest expense	(76,944)	(167,974)	(75,499)	—	18,191	—	(134,252)	(167,974)
Loss before income tax expense	$(22,456)	$(47,768)	$(27,449)	$—	$—	$—	$(49,905)	$(47,768)
Capital expenditures	$1,811	$11,435	$4,554	$—	$—	$—	$6,365	$11,435
Depreciation and amortization	$11,150	$12,873	$616	$—	$—	$—	$11,766	$12,873

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Corporation (Parent only)		LendingClub Bank		Intercompany Eliminations		Total
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Assets
Total cash and cash equivalents	$75,950	$524,963	$792,701	$—	$(36,851)	$—	$831,800	$524,963
Restricted cash	139,080	103,522	—	—	—	—	139,080	103,522
Securities available for sale at fair value	122,766	142,226	151,653	—	—	—	274,419	142,226
Loans held for sale at fair value	105,792	121,902	60,831	—	—	—	166,623	121,902
Loans and leases held for investment, net	—	—	2,079,300	—	—	—	2,079,300	—
Retail and certificate loans held for investment at fair value	507,157	636,686	—	—	—	—	507,157	636,686
Other loans held for investment at fair value	42,485	49,954	—	—	—	—	42,485	49,954
Property, equipment and software, net	88,364	96,641	6,949	—	—	—	95,313	96,641
Investment in subsidiary	458,917	—	—	—	(458,917)	—	—	—
Goodwill	—	—	75,717	—	—	—	75,717	—
Other assets	206,756	187,399	123,227	—	(50,788)	—	279,195	187,399
Total assets	1,747,267	1,863,293	3,290,378	—	(546,556)	—	4,491,089	1,863,293
Liabilities and Equity
Total deposits	—	—	2,410,288	—	(36,851)	—	2,373,437	—
Short-term borrowings	87,347	104,989	2,744	—	—	—	90,091	104,989
Advances from PPPLF	—	—	370,086	—	—	—	370,086	—
Retail notes, certificates and secured borrowings at fair value	507,203	636,774	—	—	—	—	507,203	636,774
Payable on Structured Program borrowings	133,499	152,808	—	—	—	—	133,499	152,808
Other long-term debt	15,738	—	2,834	—	—	—	18,572	—
Other liabilities	240,486	244,551	75,875	—	(51,295)	—	265,066	244,551
Total liabilities	984,273	1,139,122	2,861,827	—	(88,146)	—	3,757,954	1,139,122
Total equity	762,994	724,171	428,551	—	(458,410)	—	733,135	724,171
Total liabilities and equity	$1,747,267	$1,863,293	$3,290,378	$—	$(546,556)	$—	$4,491,089	$1,863,293

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

As of March 31, 2021, the Company had a $7.8 million investment and an approximate 22% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and, prior to 2020, purchased whole loans and interests in loans from the Company. The Company has requested a full redemption of its investment in the Investment Fund. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets. The Company believes all arrangements were on terms and conditions that were not more favorable than those obtained by other third-party investors. The Investment Fund provides audited financial statements annually and periodic investment statements throughout each calendar year on a delayed basis, which are used by the Company to evaluate performance and recoverability of its investment.

23. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2021, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined no additional subsequent events were required to be recognized or disclosed.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (Annual Report) as modified by “Part II – Item 1A. Risk Factors” in this Report. The forward-looking statements included in this Report are made only as of the date hereof.

Overview

LendingClub was founded in 2006 to transform the banking industry by leveraging technology, data science and a marketplace model. We started by bringing a traditional credit product, the installment loan, into the digital age and became the largest provider of unsecured personal loans in the United States. On February 1, 2021, LendingClub completed the acquisition of Radius Bancorp, Inc. (Radius), whereby LendingClub became a bank holding company and formed LendingClub Bank, National Association (the Bank) as its wholly-owned subsidiary, through which we now operate the vast majority of our business. With the acquisition, we combined the complementary strengths of the Company’s digital lending capabilities with an award-winning digital bank.

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

We fund our consumer loan originations through the Company’s marketplace by either selling loans directly to third-party purchasers or investing our own capital in originated loans and holding those loans for investment. The mix of loans held for investment and originated for sale depend on a number of factors, including origination volumes, bank capital availability and demand from third-party loan investors.

As the originator of consumer loans, origination fees from loans held for sale (HFS) are recorded as a component of marketplace revenue. Marketplace revenue also includes servicing revenue associated with loan sales. Origination fees and costs from loans held for investment (HFI) are amortized through interest income over the life of the loans, and the expected credit losses reflected as a charge through earnings. The lifetime estimated credit losses on HFI loans are initially recognized through earnings when such loans are originated or otherwise acquired, while the interest received is recognized according to the loan’s contractual payment terms. Due to this timing difference between credit losses taken through earnings and actual charge-offs, we expect earnings to be disproportionately impacted in the near term from the expected organic growth in our HFI loan portfolio before benefiting from higher levels of interest income in later periods.

The change in our business model to being an originating lender with a stable deposit base also diversifies our funding strategy. As we expand our product offerings and grow our loan originations and HFI loan portfolio, we will increasingly rely on funding from customer deposits to prudently manage reliance on wholesale funding

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
sources that tend to be more susceptible to market dislocations during periods of economic stress. We did not share in any interest rate or credit risk on the loans facilitated through our lending marketplace that were funded by Member Payment Dependent Notes (Retail Notes), certificates and certain secured borrowings because loan balances, interest rates and maturities were matched and offset by an equal balance of notes, certificates or secured borrowings with the exact same interest rates and maturities. As of December 31, 2020, LendingClub ceased offering and selling Retail Notes. The total balance of outstanding Retail Notes will continue to decline as underlying borrower payments are made.

The formation of the Bank as a nationally chartered association and the organization of our Parent as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and FRB, including the requirement to maintain minimum regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). In addition to these guidelines and as part of our regulatory approvals, we have made various commitments to the regulators in order to demonstrate that we will operate the bank in a safe and sound manner. See “Capital Management” for additional information.

The acquisition significantly changed the presentation of our financial statements, which are now structured according to the presentation requirements for bank holding companies under Article 9 of the SEC’s Regulation S-X. Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 2. Business Acquisition” for detail illustrating the reclassification adjustments made to align with the current presentation.

Key Operating and Financial Metrics

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our key operating and financial metrics:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Loan originations (1)	$1,483,150	$912,022	$2,521,497
Total net revenue	$105,840	$75,914	$120,206
Consolidated net loss	$(47,084)	$(26,655)	$(48,087)
Diluted EPS attributable to common stockholders (2)	$(0.49)	$(0.29)	$(1.10)
(1)    Includes unsecured personal loans, auto loans, and education and patient finance loans.
(2)    See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Loan Originations by Investor Type

Our investment channels consist of (1) managed accounts and other institutional investors, which primarily include other non-bank investors, dedicated third-party funds, and public and private funds managed by third-party asset managers, (2) banks (excluding LendingClub Bank) which are deposit taking institutions or their affiliates, (3) LendingClub Bank, which includes loan originations held for investment by the Company, (4) LendingClub inventory, which includes loan originations remaining as held for sale and not yet sold by the Company, and (5) self-directed retail investors.

The following table shows the percentage of loan origination volume originated in the period by investor type as of the end of each period presented:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Managed accounts and other institutional investors	43%	58%	44%	10%	33%
Banks	29%	33%	41%	68%	43%
LendingClub Bank	23%	—%	—%	—%	—%
LendingClub inventory	5%	1%	2%	5%	20%
Self-directed retail investors (1)	—%	8%	13%	17%	4%
Total	100%	100%	100%	100%	100%
(1)     As of December 31, 2020, LendingClub ceased offering and selling Retail Notes.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following tables set forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended			Change (%)
	March 31, 2021	December 31, 2020	March 31, 2020	Q1 2021 vs Q1 2020	Q1 2021 vs Q4 2020
Non-interest income:
Marketplace revenue	$81,727	$69,322	$102,477	(20)%	18%
Other non-interest income	5,607	3,276	4,511	24%	71%
Total non-interest income	87,334	72,598	106,988	(18)%	20%

Interest income:
Interest on loans held for sale	5,157	5,297	27,376	(81)%	(3)%
Interest and fees on loans and leases held for investment	15,301	—	—	N/M	N/M
Interest on retail and certificate loans held for investment at fair value	20,262	23,759	35,376	(43)%	(15)%
Interest on other loans held for investment at fair value	1,479	1,666	1,999	(26)%	(11)%
Interest on securities available for sale	2,235	2,194	3,779	(41)%	2%
Other	156	34	881	(82)%	N/M
Total interest income	44,590	32,950	69,411	(36)%	35%

Interest expense:
Interest on deposits	1,014	—	—	N/M	N/M
Interest on short-term borrowings	1,264	1,506	7,398	(83)%	(16)%
Interest on retail notes, certificates and secured borrowings	20,262	23,759	35,376	(43)%	(15)%
Interest on Structured Program borrowings	3,208	4,786	2,299	40%	(33)%
Interest on other long-term debt	336	—	140	N/M	N/M
Total interest expense	26,084	30,051	45,213	(42)%	(13)%

Net interest income	18,506	2,899	24,198	(24)%	N/M

Total net revenue	105,840	75,497	131,186	(19)%	40%

Provision for credit losses	21,493	(417)	10,980	96%	N/M

Non-interest expense:
Compensation and benefits	64,420	52,527	75,545	(15)%	23%
Marketing	19,545	8,488	39,081	(50)%	130%
Equipment and software	7,893	5,911	6,490	22%	34%
Occupancy	6,900	5,629	6,813	1%	23%
Depreciation and amortization	11,766	12,198	12,873	(9)%	(4)%
Professional services	11,603	9,057	14,141	(18)%	28%
Other non-interest expense	12,125	9,083	13,031	(7)%	33%
Total non-interest expense	134,252	102,893	167,974	(20)%	30%

Loss before income tax expense	(49,905)	(26,979)	(47,768)	4%	85%
Income tax expense (benefit)	(2,821)	(324)	319	N/M	N/M
Consolidated net loss	$(47,084)	$(26,655)	$(48,087)	(2)%	77%
N/M – Not meaningful
The analysis below is presented for the following periods: First quarter of 2021 compared to the first quarter of 2020 (Quarter Over Quarter) and first quarter of 2021 compared to the fourth quarter of 2021 (Sequential).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	March 31, 2021	December 31, 2020	March 31, 2020	Q1 2021 vs Q1 2020	Q1 2021 vs Q4 2020
Origination fees (1)	$55,559	$43,151	$136,243	(59)%	29%
Servicing fees	23,166	24,940	41,759	(45)%	(7)%
Gain on sales of loans	8,323	7,088	14,261	(42)%	17%
Net fair value adjustments (2)	(5,321)	(5,857)	(89,786)	(94)%	(9)%
Total marketplace revenue	$81,727	$69,322	$102,477	(20)%	18%
(1)    Include transaction fees from issuing bank partners in connection with the Company’s role in facilitating certain loan originations.
(2)    Certain prior period valuation adjustments on securities available for sale and Structured Program borrowings were reclassified from net fair value adjustments to provision for credit losses and interest expense, respectively, to conform to the current period presentation.

Origination Fees

Origination fees recorded as a component of marketplace revenue are primarily fees earned related to originating and issuing unsecured personal loans that are held for sale. In addition, origination fees include transaction fees that are paid to the Company by issuing bank partners or education and patient service providers for the work performed in facilitating the origination of loans by the issuing banks. During the first quarter of 2021, the Company ceased using issuing bank partners to originate unsecured personal loans and auto loans.

The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Loan originations held for sale or originated by issuing bank partners	$1,138,736	$912,022	$2,521,497
Loan originations held for investment	344,414	—	—
Total loan originations (1)	$1,483,150	$912,022	$2,521,497
(1)    Includes unsecured personal loans, auto loans, and education and patient finance loans.

Origination fees recorded as a component of marketplace revenue were $55.6 million and $136.2 million for the first quarters of 2021 and 2020, respectively, a decrease of 59%. The decrease was due to lower origination volume of loans held for sale, primarily due to the impact of COVID-19, and the deferral of origination fees and costs on loans held for investment. Loan origination volume of loans held for sale or originated by issuing bank partners decreased to $1.14 billion for the first quarter of 2021 compared to $2.52 billion for the first quarter of 2020, a decrease of 55%.

Origination fees were $55.6 million and $43.2 million for the first quarter of 2021 and fourth quarter of 2020, respectively, an increase of 29%. The increase was due to higher origination volume of loans held for sale, partially offset by the deferral of origination fees and costs on loans held for investment. Loan origination volume of loans held for sale or originated by issuing bank partners increased to $1.14 billion for the first quarter of 2021 compared to $912.0 million for the fourth quarter of 2020, an increase of 25%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Servicing Fees

The Company receives servicing fees to compensate it for the costs incurred in servicing a loan, including managing payments from borrowers, collections and payments to investors. Servicing fee revenue related to whole loans sold also includes the change in fair value of servicing assets and liabilities associated with the loans.

The table below illustrates the outstanding principal balance of loans serviced, which is a key driver of servicing fees, by the method in which the loans were financed for each period presented:

	Three Months Ended			Change (%)
	March 31, 2021	December 31, 2020	March 31, 2020	Q1 2021 vs Q1 2020	Q1 2021 vs Q4 2020
Outstanding Principal Balance of Loans Serviced On Our Platform (in millions)(1):
Whole loans sold	$9,185	$10,139	$14,118	(35)%	(9)%
Retail notes, certificates and secured borrowings	537	680	991	(46)%	(21)%
LendingClub Bank	399	—	—	N/M	N/M
Other loans invested in by the Company	150	183	866	(83)%	(18)%
Total	$10,271	$11,002	$15,975	(36)%	(7)%
N/M – Not meaningful
(1)    As of the end of each respective period.

In addition to the loans serviced on our platform, the Company earns servicing fee revenue on $259.6 million in outstanding principal balance of loans as of March 31, 2021 that are serviced outside of our platform in connection with our acquisition of Radius.

Servicing fees were $23.2 million and $41.8 million for the first quarters of 2021 and 2020, respectively, a decrease of 45%. The decrease in revenue was primarily due to a lower principal balance of loans serviced and positive fair value adjustments recorded in the first quarter of 2020.

Servicing fees were $23.2 million and $24.9 million for the first quarter of 2021 and fourth quarter of 2020, respectively, a decrease of 7%. The decrease in revenue was primarily due to a lower principal balance of loans serviced, partially offset by an increase in collection and recovery fees.

Gain on Sales of Loans

In connection with loan sales and in addition to servicing fees earned with respect to the corresponding loan, the Company recognizes a gain or loss on the sale of that loan based on the level to which the contractual loan servicing fee is above or below an estimated market rate loan servicing fee. Additionally, the Company recognizes transaction costs as a loss on sale of loans.

Gain on sales of loans was $8.3 million and $14.3 million for the first quarters of 2021 and 2020, respectively, a decrease of 42%. The decrease was primarily due to a decrease in the volume of loans sold.

Gain on sales of loans was $8.3 million and $7.1 million for the first quarter of 2021 and fourth quarter of 2020, respectively, an increase of 17%. The increase was primarily due to an increase in the volume of loans sold.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Fair Value Adjustments

The Company records fair value adjustments on loans that are recorded at fair value.

Net fair value adjustments were $(5.3) million and $(89.8) million for the first quarters of 2021 and 2020, respectively, a decrease of 94%. The decrease was primarily associated with fair value adjustments recorded in the first quarter of 2020 due to COVID-19, which included an increase in estimated expected credit losses and an increase in liquidity premiums.

Net fair value adjustments were $(5.3) million and $(5.9) million for the first quarter of 2021 and fourth quarter of 2020, respectively, a decrease of 9%. The decrease was primarily due to higher loan sale prices.

Other Non-Interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies and sublease revenue from our sublet office space in San Francisco, California. The table below illustrates the composition of other non-interest income for each period presented:

	Three Months Ended			Change (%)
	March 31, 2021	December 31, 2020	March 31, 2020	Q1 2021 vs Q1 2020	Q1 2021 vs Q4 2020
Referral revenue	$2,594	$1,508	$1,614	61%	72%
Sublease revenue	1,537	1,537	1,534	—%	—%
Realized gains (losses) on sales of securities available for sale	(244)	13	1	N/M	N/M
Other	1,720	218	1,362	26%	689%
Other non-interest income	$5,607	$3,276	$4,511	24%	71%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Interest Income

The tables below present net interest income information on a standalone basis for LendingClub Bank and LendingClub Corporation (Parent only), and on a consolidated basis for the Company.

LendingClub Bank

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing funding sources on the Condensed Balance Sheets of LendingClub Bank:

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents and restricted cash	$780,238	$138	0.11%	$—	$—	N/A	$—	$—	N/A
Securities available for sale at fair value	232,001	444	1.15%	—	—	N/A	—	—	N/A
Loans held for sale at fair value	64,720	1,615	14.97%	—	—	N/A	—	—	N/A
Unsecured personal loans	146,925	3,392	13.85%	—	—	N/A	—	—	N/A
Secured consumer loans	521,399	3,215	3.70%	—	—	N/A	—	—	N/A
Commercial loans and leases	605,495	5,119	5.07%	—	—	N/A	—	—	N/A
PPP loans	621,292	3,575	3.45%	—	—	N/A	—	—	N/A
Loans and leases held for investment	1,895,111	15,301	4.84%	—	—	N/A	—	—	N/A
Total interest-earning assets	$2,972,070	$17,498	3.53%	$—	$—	N/A	$—	$—	N/A
Interest-bearing funding sources
Deposits	$2,059,074	$1,014	0.30%	$—	$—	N/A	$—	$—	N/A
Short-term borrowings	1,829	0.3	0.09%	—	—	N/A	—	—	N/A
Advances from PPPLF	405,989	233	0.35%	—	—	N/A	—	—	N/A
Other long-term debt	2,834	—	—%	—	—	N/A	—	—	N/A
Total interest-bearing funding sources	$2,469,726	$1,247	0.31%	$—	$—	N/A	$—	$—	N/A
Net interest income and net interest margin		$16,251	3.28%		$—	N/A		$—	N/A
N/A – Not applicable
(1)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Corporation (Parent only)

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing funding sources on the Condensed Balance Sheets of LendingClub Corporation (Parent only):

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents and restricted cash	$311,888	$18	0.02%	$572,387	$34	0.04%	$465,395	$881	1.14%
Securities available for sale at fair value	130,620	1,791	5.48%	160,868	2,194	5.46%	257,812	3,779	5.86%
Loans held for sale at fair value	133,872	3,542	10.58%	159,270	5,297	13.30%	796,567	27,376	13.75%
Retail and certificate loans held for investment at fair value	574,158	20,262	14.12%	674,223	23,759	14.10%	1,066,854	35,376	13.26%
Other loans held for investment at fair value	46,212	1,479	12.80%	54,920	1,666	12.13%	65,759	1,999	12.16%
Total interest-earning assets	$1,196,750	$27,092	9.06%	$1,621,668	$32,950	8.13%	$2,652,387	$69,411	10.53%
Interest-bearing funding sources
Short-term borrowings	96,989	1,264	5.21%	103,968	1,506	5.79%	584,711	7,398	5.06%
Retail notes, certificates and secured borrowings	574,192	20,262	14.12%	674,356	23,759	14.10%	1,066,865	35,376	13.26%
Structured Program borrowings	143,045	3,208	8.97%	163,409	4,786	11.72%	127,488	2,299	7.21%
Other long-term debt	15,771	103	2.61%	—	—	N/A	12,821	140	6.55%
Total interest-bearing funding sources	$829,997	$24,837	11.97%	$941,733	$30,051	12.76%	$1,791,885	$45,213	10.11%
Net interest income and net interest margin		$2,255	0.75%		$2,899	0.72%		$24,198	3.65%
N/A – Not applicable
(1)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Consolidated LendingClub Corporation

The following table presents net interest income information corresponding to interest-earning assets and interest-bearing funding sources on the Company’s Condensed Consolidated Balance Sheets(1):

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (2)
Cash, cash equivalents and restricted cash	$1,055,364	$156	0.08%	$572,387	$34	0.04%	$465,395	$881	1.14%
Securities available for sale at fair value	362,621	2,235	2.71%	160,868	2,194	5.46%	257,812	3,779	5.86%
Loans held for sale at fair value	198,592	5,157	12.01%	159,270	5,297	13.30%	796,567	27,376	13.75%
Loans and leases held for investment	1,895,111	15,301	4.84%	—	—	N/A	—	—	N/A
Retail and certificate loans held for investment at fair value	574,158	20,262	14.12%	674,223	23,759	14.10%	1,066,854	35,376	13.26%
Other loans held for investment at fair value	46,212	1,479	12.80%	54,920	1,666	12.13%	65,759	1,999	12.16%
Total interest-earning assets	$4,132,058	$44,590	5.16%	$1,621,668	$32,950	8.13%	$2,652,387	$69,411	10.53%
Interest-bearing funding sources
Deposits	$2,022,312	$1,014	0.30%	$—	$—	N/A	$—	$—	N/A
Short-term borrowings	98,818	1,264	5.12%	103,968	1,506	5.79%	584,711	7,398	5.06%
Advances from PPPLF	405,989	233	0.35%	—	—	N/A	—	—	N/A
Retail notes, certificates and secured borrowings	574,192	20,262	14.12%	674,356	23,759	14.10%	1,066,865	35,376	13.26%
Structured Program borrowings	143,045	3,208	8.97%	163,409	4,786	11.72%	127,488	2,299	7.21%
Other long-term debt	18,605	103	2.21%	—	—	N/A	12,821	140	6.55%
Total interest-bearing funding sources	$3,262,961	$26,084	3.28%	$941,733	$30,051	12.76%	$1,791,885	$45,213	10.11%
Net interest income and net interest margin		$18,506	1.79%		$2,899	0.72%		$24,198	3.65%
N/A – Not applicable
(1)    Consolidated presentation reflects intercompany eliminations.
(2)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Interest on Securities Available for Sale at Fair Value

Interest on securities available for sale was $2.2 million and $3.8 million for the first quarters of 2021 and 2020, respectively, a decrease of 41%. The decrease was primarily due to a decrease in the average outstanding balance of securities available for sale.

Interest on securities available for sale remained flat at $2.2 million for both the first quarter of 2021 and fourth quarter of 2020.

Interest on Loans Held for Sale at Fair Value

Interest on loans held for sale was $5.2 million and $27.4 million for the first quarters of 2021 and 2020, respectively, a decrease of 81%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for sale.

Interest on loans held for sale remained relatively flat at $5.2 million and $5.3 million for the first quarter of 2021 and fourth quarter of 2020, respectively, a decrease of 3%.

Interest on Loans and Leases Held for Investment

Interest and fees on loans and leases held for investment of $15.3 million for the first quarter of 2021 were primarily related to the loans and leases acquired from Radius and $344.4 million of originated personal and auto loans retained for investment. There were no loans and leases held for investment at amortized cost for the first and fourth quarters of 2020.

Interest on Retail and Certificate Loans Held for Investment at Fair Value

We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that were funded by notes, certificates and certain secured borrowings because loan balances, interest rates and maturities are matched and offset by an equal balance of notes, certificates or secured borrowings with the exact same interest rates and maturities.

Interest income on retail and certificate loans held for investment at fair value was $20.3 million and $35.4 million for the first quarters of 2021 and 2020, respectively, a decrease of 43%. The decrease was primarily due to a decrease in the average outstanding balances of retail and certificate loans held for investment. Interest expense on retail notes, certificates and secured borrowings was $20.3 million and $35.4 million for the first quarters of 2021 and 2020, respectively, a decrease of 43%. The decrease was primarily due to a decrease in the average outstanding balance of retail notes, certificates and secured borrowings. We ceased offering and selling Retail Notes at December 31, 2020, therefore, this balance will continue to decline as underlying borrower payments are made.

Interest income on retail and certificate loans held for investment at fair value was $20.3 million and $23.8 million for the first quarter of 2021 and fourth quarter of 2020, respectively, a decrease of 15%. The decrease was primarily due to a decrease in the average outstanding balances of retail and certificate loans held for investment. Interest expense on retail notes, certificates and secured borrowings was $20.3 million and $23.8 million for the first quarter of 2021 and fourth quarter of 2020, respectively, a decrease of 15%. The decrease was primarily due to a decrease in the average outstanding balance of retail notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest on Other Loans Held for Investment at Fair Value

Interest on other loans held for investment at fair value was $1.5 million and $2.0 million for the first quarters of 2021 and 2020, respectively, a decrease of 26%. The decrease was primarily due to a decrease in the average outstanding balance of other loans held for investment at fair value.

Interest on other loans held for investment at fair value was $1.5 million and $1.7 million for the first quarter of 2021 and fourth quarter of 2020, respectively, a decrease of 11%. The decrease was primarily due to a decrease in the average outstanding balance of other loans held for investment at fair value.

Interest on Deposits

Interest on deposits of $1.0 million for the first quarter of 2021 was primarily related to the deposits assumed from Radius. There were no deposits held by the Company for the first and fourth quarters of 2020.

Interest on Short-term Borrowings

Interest on short-term borrowings was $1.3 million and $7.4 million for the first quarters of 2021 and 2020, respectively, a decrease of 83%. The decrease was primarily due to a decrease in the average outstanding balance of short-term borrowings.

Interest on short-term borrowings was $1.3 million and $1.5 million for the first quarter of 2021 and fourth quarter of 2020, respectively, a decrease of 16%. The decrease was primarily due to a decrease in the average outstanding balance of short-term borrowings.

Interest on Structured Program Borrowings

Interest on Structured Program borrowings was $3.2 million and $2.3 million for the first quarters of 2021 and 2020, respectively, an increase of 40%. The increase was primarily due to an increase in the average outstanding balance of Structured Program borrowings.

Interest on Structured Program borrowings was $3.2 million and $4.8 million for the first quarter of 2021 and fourth quarter of 2020, respectively, a decrease of 33%. The decrease was primarily due to a decrease in the average outstanding balance of Structured Program borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Provision for Credit Losses

The provision for credit losses includes the credit loss expense for loans and leases held for investment, credit impairments recorded on securities available for sale and the credit loss expense for unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Credit loss expense for Radius loans at acquisition	$6,929	$—	$—
Credit loss expense for loans and leases held for investment	16,624	—	—
Credit loss expense for unfunded lending commitments	410	—	—
Total credit loss expense	23,963	—	—
(Reversal of) impairment on securities available for sale	(2,470)	(417)	10,980
Total provision for credit losses	$21,493	$(417)	$10,980

The provision for credit losses was $21.5 million in the first quarter of 2021 primarily due to the origination of personal loans retained as held for investment and the impact from applying CECL to the Radius loans upon their acquisition, partially offset by a $2.5 million reversal of impairment originally recorded in the securities available for sale portfolio in the first quarter of 2020.

The allowance for expected credit losses totaled $36.5 million at March 31, 2021, comprised of an allowance for loan and lease losses of $36.1 million and a reserve for unfunded lending commitments of $0.4 million. The allowance for loan and lease losses of $36.1 million includes $12.4 million related to the initial allowance measured on acquired Radius loans that were determined to have experienced a more-than-insignificant deterioration in credit quality since their origination date, and were therefore recorded as Purchased Credit Deteriorated (PCD) loans. Upon acquisition, the amortized cost of PCD loans was increased by the amount of the allowance, resulting in no impact to the provision for credit losses for the initial allowance.

The activity in the allowance for expected credit losses for the quarter ended March 31, 2021 was as follows:

March 31, 2021
Allowance for loan and lease losses, beginning of period	$—
Credit loss expense for loans and leases held for investment (1)	23,553
Initial allowance for PCD loans acquired during the period (2)	12,440
Charge-offs	—
Recoveries	139
Allowance for loan and lease losses, end of period	$36,132

Reserve for unfunded lending commitments, beginning of period	$—
Credit loss expense for unfunded lending commitments	410
Reserve for unfunded lending commitments, end of period	$410
(1)    Includes credit loss expense for Radius loans at acquisition.
(2)    For acquired PCD loans, an allowance of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, a CECL allowance of $18.0 million included as part of the grossed-up loan balance at acquisition was immediately written-off. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The allowance for loan and lease losses represented 1.71% of total loans and leases held for investment, or 2.49% of total loans and leases held for investment excluding Paycheck Protection Program (PPP) loans. The allowance for loan and lease losses represented 303% of nonaccrual loans and leases as of March 31, 2021.

The allowance for expected credit losses for financing receivables and leases, and reserve for unfunded lending commitments (collectively the allowance for expected credit losses (ACL)), are valuation reserves that represent our best estimate of expected credit losses (ECL) on the assets measured at amortized cost and unfunded lending commitments. The allowance for expected credit losses is measured based on a lifetime expected loss model, which does not require a loss event to occur before a credit loss is recognized. Under the lifetime expected credit loss model, we estimate the allowance based on relevant available information related to past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

We generally estimate ECL over the contractual term of its loans. The contractual term is adjusted for expected prepayments when appropriate. Expected renewals and extensions do not adjust the contractual term unless the extension or renewal option is through a troubled debt restructuring (TDR) that is reasonably expected to occur or represents an unconditionally cancellable option held by the borrower.

The quantitative, or modeled, component of the ACL is primarily based on statistical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current probability of default, loss given default and exposure at default, timing and amount of expected prepayments, timing and amount of expected draws (for unfunded lending commitments), and relevant risk characteristics. Certain of our portfolios have limited historical loss data available internally. For these portfolios, we use external credit loss information from the FDIC Call Report and Small Business Administration (SBA) data, which includes historical charge-off and balance data for peer banking institutions.

We obtain historical macroeconomic data dating back to 2004 from the St. Louis Federal Reserve Economic Database (FRED) and Moody’s Analytics to inform our view of the long-term condition of the economy. Forward-looking macroeconomic factors considered in our statistical models include Gross Domestic Product (GDP), unemployment rate, housing prices, and retail sales. Forward-looking macroeconomic factors are incorporated into our models for a two-year reasonable and supportable economic forecast period followed by a one-year reversion period during which expected credit losses are expected to revert back on a straight-line basis to historical losses unadjusted for economic conditions. The reasonable and supportable economic forecast period and reversion methodology are accounting estimates which may change in future periods as a result of changes to the current macroeconomic environment.

Our statistical models produce expected cash flows, which are then discounted at the effective interest rate to derive net present value. This net present value is then compared to the amortized cost basis to derive the expected credit losses. As a result, the quantitative, or modeled, portion of ACL is estimated using a discounted cash flow (DCF) approach.

We also consider the need for qualitative adjustments to the modeled estimate of expected credit losses. For this purpose, we established a qualitative factor framework to periodically assess qualitative adjustments to address certain identified elements that are not directly captured by the expected credit loss models. These factors may include the impact of risk rating downgrades, changes in credit policies, problem loan trends, identification of new risks not incorporated into the modeling framework, credit concentrations, changes in lending management and other external factors.

Loans that do not share common risk characteristics are evaluated individually to determine the allowance balance. Loans assessed individually include TDRs, reasonably expected TDRs and collateral-dependent loans. The

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
allowance for individually assessed loans is generally determined using either DCF analyses or collateral valuations to determine if loan carrying values exceed what we expect to collect.

For additional information on the allowance for expected credit losses, see “Critical Accounting Estimates,” “ Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies,” and “Notes to Condensed Consolidated Financial Statements – Note 6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses.”

The following table presents nonaccrual loans and leases as of March 31, 2021:

As of March 31, 2021	Nonaccrual Loans and Leases (1)
Unsecured personal	$—
Residential mortgages	3,383
Secured consumer	4,774
Other consumer	—
Total nonaccrual consumer loans held for investment	8,157

Equipment finance	—
Commercial real estate	2,420
Commercial and industrial	1,360
Total nonaccrual commercial loans and leases held for investment	3,780

Total nonaccrual loans and leases held for investment	$11,937
(1)    There were no loans or leases that were 90 days or more past due and accruing as of March 31, 2021.

Nonaccrual loans and leases represented 0.56% of total loans and leases held for investment, or 0.82% of total loans and leases held for investment excluding PPP loans, as of March 31, 2021.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Non-Interest Expense

Non-interest expense primarily consists of (i) compensation and benefits, which include salaries and wages, benefits and stock-based compensation expense, (ii) marketing, which includes costs attributable to borrower acquisition efforts and building general brand awareness, (iii) equipment and software, (iv) occupancy, which includes rent expense and all other costs related to occupying our office spaces, (v) depreciation and amortization and (vi) professional services, which primarily consist of legal and accounting fees.

	Three Months Ended			Change (%)
	March 31, 2021	December 31, 2020	March 31, 2020	Q1 2021 vs Q1 2020	Q1 2021 vs Q4 2020
Non-interest expense:
Compensation and benefits	$64,420	$52,527	$75,545	(15)%	23%
Marketing	19,545	8,488	39,081	(50)%	130%
Equipment and software	7,893	5,911	6,490	22%	34%
Occupancy	6,900	5,629	6,813	1%	23%
Depreciation and amortization	11,766	12,198	12,873	(9)%	(4)%
Professional services	11,603	9,057	14,141	(18)%	28%
Other non-interest expense	12,125	9,083	13,031	(7)%	33%
Total non-interest expense	$134,252	$102,893	$167,974	(20)%	30%

Compensation and benefits were $64.4 million and $75.5 million for the first quarters of 2021 and 2020, respectively, a decrease of 15%. The decrease was primarily due to lower headcount as a result of a workforce reduction in the second quarter of 2020 associated with the impact of COVID-19.

Compensation and benefits were $64.4 million and $52.5 million for the first quarter of 2021 and fourth quarter of 2020, respectively, an increase of 23%. The increase was primarily due to an increase in headcount related to the acquisition of Radius.

Marketing was $19.5 million and $39.1 million for the first quarters of 2021 and 2020, respectively, a decrease of 50%. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume.

Marketing was $19.5 million and $8.5 million for the first quarter of 2021 and fourth quarter of 2020, respectively, an increase of 130%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume.

Equipment and software was $7.9 million and $6.5 million for the first quarters of 2021 and 2020, respectively, an increase of 22%. The increase was primarily due to an increase in expenses associated with the integration of Radius, partially offset by one-time expenses in the first quarter of 2020 resulting from COVID-19.

Equipment and software was $7.9 million and $5.9 million for the first quarter of 2021 and fourth quarter of 2020, respectively, an increase of 34%. The increase was primarily due to an increase in expenses associated with the integration of Radius.

Occupancy remained relatively flat at $6.9 million and $6.8 million for the first quarters of 2021 and 2020, respectively, an increase of 1%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Occupancy was $6.9 million and $5.6 million for the first quarter of 2021 and fourth quarter of 2020, respectively, an increase of 23%. The increase was primarily due to an impairment expense in the first quarter of 2021 related to our leasehold improvements.

Depreciation and amortization was $11.8 million and $12.9 million for the first quarters of 2021 and 2020, respectively, a decrease of 9%. The decrease was primarily due to an increase in fully depreciated assets, partially offset by an increase in the amortization of intangible assets resulting from the acquisition of Radius.

Depreciation and amortization was $11.8 million and $12.2 million for the first quarter of 2021 and fourth quarter of 2020, respectively, a decrease of 4%. The decrease was primarily due to a decrease in asset impairments, partially offset by an increase in the amortization of intangible assets resulting from the acquisition of Radius.

Professional services were $11.6 million and $14.1 million for the first quarters of 2021 and 2020, respectively, a decrease of 18%. The decrease was primarily due to a decrease in legal fees related to legacy issues, partially offset by an increase in professional fees associated with the acquisition of Radius.

Professional services were $11.6 million and $9.1 million for the first quarter of 2021 and fourth quarter of 2020, respectively, an increase of 28%. The increase was primarily due to an increase in professional fees associated with the acquisition of Radius.

Income Taxes

For the first quarter of 2021, we recorded an income tax benefit of $2.8 million primarily related to changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the acquisition of Radius. For the first quarter of 2020, we recorded an income tax expense of $319 thousand primarily attributable to the tax effects of other comprehensive income associated with our available for sale portfolio.

We continue to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense.

Segment Information

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s chief executive officer and chief financial officer to allocate resources and evaluate financial performance. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LendingClub Bank.

LendingClub Corporation (Parent Only)

The LendingClub Corporation (parent only) operating segment represents the holding company legal entity and predominately reflects the historical operations of the Company. This activity includes, but is not limited to, the purchase and sale of loans prior to February 1, 2021 and ongoing issuances of education and patient finance loans that are originated by banking partners.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank

The LendingClub Bank operating segment represents the National Bank legal entity and reflects post-acquisition operating activities. This segment provides a full complement of financial products and solutions, including loans, leases and deposits. It originates loans to individuals and businesses, retains loans for investment, sells loans to investors and manages the acquired business relationships with deposit holders.

Management evaluates the performance of the segments on a pre-tax basis.

Financial information for the segments is presented in the following table:

	LendingClub Corporation (Parent only)		LendingClub Bank		Intercompany Eliminations		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Non-interest income:
Marketplace revenue	$45,665	$102,477	$36,062	$—	$—	$—	$81,727	$102,477
Other non-interest income	4,098	4,511	19,700	—	(18,191)	—	5,607	4,511
Total non-interest income	49,763	106,988	55,762	—	(18,191)	—	87,334	106,988

Interest income:
Interest income	27,092	69,411	17,498	—	—	—	44,590	69,411
Interest expense	(24,837)	(45,213)	(1,247)	—	—	—	(26,084)	(45,213)
Net interest income	2,255	24,198	16,251	—	—	—	18,506	24,198

Total net revenue	52,018	131,186	72,013	—	(18,191)	—	105,840	131,186

Provision for credit losses	2,470	(10,980)	(23,963)	—	—	—	(21,493)	(10,980)
Non-interest expense	(76,944)	(167,974)	(75,499)	—	18,191	—	(134,252)	(167,974)
Loss before income tax expense	$(22,456)	$(47,768)	$(27,449)	$—	$—	$—	$(49,905)	$(47,768)

The Company integrated its business acquisition of Radius into its reportable segments in the first quarter of 2021. As the Company’s reportable segments are based on legal organizational structure and LendingClub Bank was formed upon the acquisition, an analysis of the Company’s results of operations and material trends for the first quarter of 2021 compared to the first quarter of 2020 is provided on a consolidated basis in “Results of Operations.”

Supervision and Regulatory Environment

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

Regulatory Actions Taken in Relation to COVID-19

Regulators and government officials at the federal government level and in states across the country have issued orders, passed laws or otherwise issued guidance in connection with COVID-19. Some of these orders and laws have placed restrictions on debt collection activity, all or certain types of communications with delinquent borrowers or others, required that borrowers be allowed to defer payments on outstanding debt, govern credit reporting and the use of credit reporting, and placed certain restrictions and requirements on operations in the workplace. We have taken steps to monitor regulatory developments relating to COVID-19 and to comply with orders and laws applicable to our business. Given the ongoing nature of the pandemic, it is possible that additional orders, laws, or regulatory guidance may still be issued. The Company is not able to predict the extent of the impact on its business from any regulatory activity relating to or resulting from COVID-19.

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

See “Part I – Item 1. Business – Regulation and Supervision,” “Part I – Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance,” and “Part I – Item 1A. Risk Factors – Risks Related to Operating Our Business” in our Annual Report for further discussion regarding our supervision and regulatory environment.

Capital Management

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

The formation of the Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). As a U.S. Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital requirements under the U.S. Basel III capital framework are: a common equity Tier 1 (CET1) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer (CCB) of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments.

The following table presents the regulatory capital and ratios of the Company as of March 31, 2021 (in millions):

	LendingClub		Required Minimum plus Required CCB for Non-Leverage Ratios
March 31, 2021	Amount	Ratio
CET1 capital	$578.1	26.0%	7.0%
Tier 1 capital	$578.1	26.0%	8.5%
Total capital	$611.8	27.5%	10.5%
Tier 1 leverage	$578.1	14.5%	4.0%
Risk-weighted assets	$2,224.0	N/A	N/A
Quarterly adjusted average assets	$3,974.3	N/A	N/A
N/A – Not applicable

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table summarizes the Bank’s regulatory capital amounts and ratios at March 31, 2021 (in millions):

	LendingClub Bank		Required Minimum plus Required CCB for Non-Leverage Ratios
March 31, 2021	Amount	Ratio
CET1 capital	$338.9	20.9%	7.0%
Tier 1 capital	$338.9	20.9%	8.5%
Total capital	$356.9	22.1%	10.5%
Tier 1 leverage	$338.9	12.9%	4.0%
Risk-weighted assets	$1,617.9	N/A	N/A
Quarterly adjusted average assets	$2,626.3	N/A	N/A
N/A – Not applicable

In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the U.S. Basel III capital framework. In this regard, and unless otherwise directed by the FRB and the OCC, we have made commitments for the Company and the Bank (for a minimum of three years following its formation) to maintain a CET1 risk-based capital ratio of 11%, a Tier 1 risk-based capital ratio above 11%, a total risk-based capital ratio above 13%, and a Tier 1 leverage ratio of 11%. For further information on the U.S. Basel III framework, see “Part I – Item 1. Business – Regulation and Supervision – Regulatory Capital Requirements and Prompt Corrective Action” in our Annual Report.

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC jointly issued a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. This rule allows banking organizations to elect to delay the estimated impact of CECL on regulatory capital through 2021, followed by a three-year phase-in of the aggregate effect. The Company has elected this relief. At March 31, 2021, $6.1 million of this capital benefit was applied to the computation of CET1 capital.

Liquidity

Liquidity is defined as the Company’s ability to meet its funding obligations in a timely manner at a reasonable cost. We must maintain operating liquidity to meet our expected daily and forecasted cash flow requirements, as well as contingent liquidity to meet unexpected funding requirements.

As our primary business at the Bank involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.

LendingClub Bank Liquidity

In the ordinary course of business, the liquidity of the Bank is managed by matching sources and uses of cash. The primary sources of Bank short-term liquidity include cash; unencumbered available-for-sale debt securities; and unused borrowing capacity with the Federal Home Loan Bank (FHLB). The Bank also relies on our stable and low-cost deposit base to generate liquidity over time. The primary uses of Bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and related commitments; and funding of securities purchases.

As of March 31, 2021, cash and cash equivalents at the Bank were $792.7 million and deposits were $2.4 billion. The Bank had available borrowing capacity under the FRB Discount Window totaling $340.3 million. The Bank

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
also had $2.8 million of outstanding advances with the Federal Home Loan Bank of Boston (FHLBB) and available FHLBB borrowing capacity totaling $115.5 million. As of March 31, 2021 the Bank had $19.4 million of available for sale debt securities that are not pledged as collateral for loans and, therefore, can be used as an additional source of liquidity.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $76.0 million in cash and cash equivalents as of March 31, 2021. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

Uses of cash at the holding company include the routine cash flow requirements as a bank holding company, such as interest and expenses; the needs of subsidiaries for additional equity and, as required, its need for debt financing; and the support for extraordinary funding requirements when necessary.

Factors Impacting Liquidity

The Company’s liquidity could be adversely impacted by deteriorating financial and market conditions, the inability or unwillingness of a creditor to provide funding, an idiosyncratic event (e.g., a major loss, causing a perceived or actual deterioration in its financial condition), an adverse systemic event (e.g., default or bankruptcy of a significant capital markets participant), or others.

We believe, based on our projections, that our cash on hand, securities available for sale, available funds, and cash flow from operations is sufficient to meet our liquidity needs for the next twelve months. See “Item 1. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” for additional detail regarding our cash flows.

Market Risk

Market risk represents the risk of potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and/or other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Interest rate risk arises from financial instruments including loans, securities and borrowings, all entered into for purposes other than trading.

Our net interest income is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, and the level and composition of deposits and liabilities.

Interest Rate Sensitivity

LendingClub Bank

In prior periods, we measured interest rate sensitivity as the change in fair value of certain assets and liabilities due to a hypothetical change in interest rates. However, the acquisition of Radius and thereby becoming a bank holding company and operating as a bank has significantly changed our interest rate risk profile. Loans held for investment at LendingClub Bank are funded primarily through the Radius deposit base, and the majority of loans on the Bank’s balance sheet, at any point in time, are retained in the held-for-investment portfolio and accounted for at amortized cost. As a result, the primary component of interest rate risk on our financial instruments at the Bank level arises from the impact of fluctuations in loan and deposit rates on our net interest income. Therefore, we measure this sensitivity by assessing the impact of hypothetical changes in interest rates on our net interest income results.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates as of March 31, 2021:

March 31, 2021
200 basis point increase	13.3%
100 basis point decrease	(1.7)%

As the above table illustrates, our balance sheet is asset-sensitive; net interest income would benefit from an increase in interest rates, while a decline in interest rates would result in a decrease in net interest income.

The following table presents the maturities of loans and leases held for investment as of March 31, 2021:

	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	March 31, 2021
Unsecured personal	$—	$321,104	$—	$321,104
Residential mortgages	1,277	2,443	160,282	164,002
Secured consumer	2,585	1,142	383,517	387,244
Other consumer	34	—	—	34
Total consumer loans held for investment	3,896	324,689	543,799	872,384
Equipment finance	6,864	107,891	31,130	145,885
Commercial real estate	21,755	77,092	203,598	302,445
Commercial and industrial	3,754	708,371	82,593	794,718
Total commercial loans and leases held for investment	32,373	893,354	317,321	1,243,048
Total loans and leases held for investment	$36,269	$1,218,043	$861,120	$2,115,432
Loans and leases due after one year at fixed interest rates	$—	$1,161,516	$452,959	$1,614,475
Loans and leases due after one year at variable interest rates	$—	$56,527	$408,161	$464,688

For the weighted-average yields on the Company’s securities available for sale portfolio, see “Notes to Condensed Consolidated Financial Statements – Note 5. Securities Available for Sale.”

LendingClub Holding Company

At the holding company level, we continue to measure interest rate sensitivity by evaluating the change in fair value of certain assets and liabilities due to a hypothetical change in interest rates. Our legacy loan portfolio held at fair value will decline over time, and, as a result, the impact of interest rate changes on the fair value of the legacy portfolio will continue to diminish as the portfolio runs off. For additional detail regarding interest rate sensitivity on our legacy loan portfolio as well as our securities available for sale, servicing asset, and credit facilities and securities sold under repurchase agreements, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our Condensed Consolidated Balance Sheets, generally referred to as off-balance sheet arrangements.

With the acquisition of Radius, the Company assumed off-balance sheet arrangements which include commitments to make loans and commercial letters of credit, and unused lines of credit. As of March 31, 2021, unfunded loan commitments at their contractual amounts were as follows:

	March 31, 2021
	Fixed	Variable	Total
Commitments to extend credit	$—	$57,853	$57,853
Lines of credit	$3,338	$37,129	$40,467

In addition, at both March 31, 2021 and December 31, 2020, the Company had a total of $5.5 million in standby letters of credit outstanding related to certain financial covenants required for our leased facilities. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through July 2026.

Off-balance sheet arrangements also include the Company’s Structured Program transactions with unconsolidated variable interest entities including Company-sponsored securitizations and Certificate Program transactions. The Company retains at least 5% of securities and residual interests from these transactions and enters into a servicing arrangement with the unconsolidated variable interest entity. We are exposed to market risk in the securitization market. We provide additional information regarding transactions with unconsolidated variable interest entities in “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 7. Securitizations and Variable Interest Entities.”

Contingencies

For a comprehensive discussion of contingencies as of March 31, 2021, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Supplemental Financial Information
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

	March 31, 2021				December 31, 2020
	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet
Assets
Total cash and cash equivalents	$—	$—	$831,800	$831,800	$—	$—	$524,963	$524,963
Restricted cash	—	15,229	123,851	139,080	—	13,473	90,049	103,522
Securities available for sale at fair value	—	—	274,419	274,419	—	—	142,226	142,226
Loans held for sale at fair value (4)	—	79,281	87,342	166,623	—	92,802	29,100	121,902
Loans and leases held for investment, net	—	—	2,079,300	2,079,300	—	—	—	—
Retail and certificate loans held for investment at fair value	470,880	36,277	—	507,157	584,066	52,620	—	636,686
Other loans held for investment at fair value (4)	—	38,680	3,805	42,485	—	46,120	3,834	49,954
Property, equipment and software, net	—	—	95,313	95,313	—	—	96,641	96,641
Goodwill	—	—	75,717	75,717	—	—	—	—
Other assets	2,879	828	275,488	279,195	3,797	1,134	182,468	187,399
Total assets	$473,759	$170,295	$3,847,035	$4,491,089	$587,863	$206,149	$1,069,281	$1,863,293
Liabilities and Equity
Total deposits	$—	$—	$2,373,437	$2,373,437	$—	$—	$—	$—
Short-term borrowings	—	—	90,091	90,091	—	—	104,989	104,989
Advances from PPPLF	—	—	370,086	370,086	—	—	—	—
Retail notes, certificates and secured borrowings at fair value	470,880	36,277	46	507,203	584,066	52,620	88	636,774
Payable on Structured Program borrowings (4)	—	133,499	—	133,499	—	152,808	—	152,808
Other long-term debt	—	—	18,572	18,572	—	—	—	—
Other liabilities	2,879	519	261,668	265,066	3,797	721	240,033	244,551
Total liabilities	473,759	170,295	3,113,900	3,757,954	587,863	206,149	345,110	1,139,122
Total equity	—	—	733,135	733,135	—	—	724,171	724,171
Total liabilities and equity	$473,759	$170,295	$3,847,035	$4,491,089	$587,863	$206,149	$1,069,281	$1,863,293
(1)    Represents loans held for investment at fair value that are funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by our Retail Program because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of $18.4 million and $28.9 million was equally matched and offset by interest income from the related loans of $18.4 million and $28.9 million for the first quarters of 2021 and 2020, respectively, resulting in no net effect on our net interest income.
(2)    Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows generated by the associated assets. The creditors of the VIEs have no recourse to the general credit of the Company. Interest expense on these liabilities owned by third parties of $5.1 million and $10.5 million was equally matched and offset by interest income on the loans of $5.1 million and $10.5 million for the first quarters of 2021 and 2020, respectively, resulting in no net effect on our net interest income. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale at fair value,” “Other loans held for investment at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.
(3)    Represents all other assets and liabilities of LendingClub, other than those related to our Retail Program and certain consolidated VIEs, but includes any economic interests held by LendingClub, including retained interests, residuals and equity of those consolidated VIEs.
(4)    The Company has sponsored Structured Program transactions that have been consolidated, resulting in an increase to “Other loans held for investment at fair value,” “Loans held for sale at fair value” and the related “Payable on Structured Program borrowings.” See “Notes to Condensed Consolidated Financial Statements – Note 13. Short-term Borrowings and Long-term Debt” for additional information.

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first quarter of 2021, except as noted below.

Allowance for Expected Credit Losses

We reserve for expected credit losses on our loan and lease portfolio through the allowance for loan and lease losses (ALLL) and for expected credit losses in our unfunded lending commitments through other liabilities. Collectively, the ALLL and reserves for expected credit losses in unfunded lending commitments are referred to as the allowance for credit losses (ACL). Changes in the ACL are reflected in net income through provision for credit losses. Changes in the credit risk profile of our loans and leases result in changes in provision expense with a resulting change, net of charge-offs and recoveries, in the ACL balance.

The ACL represents our best estimate of expected lifetime credit losses over the contractual life of the loan and lease portfolios and on the unfunded lending commitments. Our determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not unconditionally cancellable considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. The macroeconomic data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to long-term historical loss conditions over a one year period. Expected losses are estimated through contractual maturity, giving appropriate consideration to expected prepayments unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses, including qualitative adjustments in circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. This allowance is used to adjust for limitations in modeled results related to the current economic conditions and capture risks in the portfolio such

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
as considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which the Company conducts business.

Loans and leases that do not share common risk characteristics and significant loans that are considered collateral-dependent are individually evaluated. For these loans, the ALLL is determined through review of data specific to the borrower and related collateral, if any. For TDRs, default expectations and estimated prepayment speeds that are specific to each of the restructured loan populations are incorporated in the determination of the ALLL. The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. Loans are grouped generally by product type and significant loan portfolios are assessed for credit losses using statistical models. The evaluation process is inherently imprecise and subjective as it requires significant management judgment based on underlying factors that are susceptible to change, sometimes materially and rapidly.

The methodology used to determine an estimate for the reserve for unfunded commitments is similar to that used to determine the funded component of the ALLL and is measured over the period there is a contractual obligation to extend credit that is not unconditionally cancellable. The reserve for unfunded commitments is adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. A detailed discussion of the methodology used in determining the ACL is included in “Note 1. Summary of Significant Accounting Policies.”

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. As permitted by SEC guidance for newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by, and did not include an assessment of internal control over financial reporting as it relates to Radius which was acquired on February 1, 2021. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2021, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as described below, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As part of our ongoing integration of Radius, we are continuing to incorporate Radius into our enterprise controls and procedures and to augment our enterprise-wide controls to reflect the risks inherent in this acquisition. See “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 2. Business Acquisition” for detail regarding the significance of the acquisition of Radius to the Company’s Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a comprehensive discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies – Legal,” which is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in “Part I – Item 1A. Risk Factors” in our Annual Report, could materially and adversely affect our business, financial condition, operating results and prospects, and the trading price of our common stock could decline. While we believe the risks and uncertainties described therein include all material risks currently known by

LENDINGCLUB CORPORATION

us, it is possible that these may not be the only ones we face. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our Annual Report remains current in all material respects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes purchases made by or on behalf of LendingClub of its common stock for each calendar month in the first quarter of 2021:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	—	$—	—	$—
February 1 - February 28	—	$—	—	$—
March 1 - March 31 (1)	4,251	$21.72	—	$—
Total	4,251	$21.72	—	$—
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

LENDINGCLUB CORPORATION
(Registrant)

Date:	May 7, 2021	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	May 7, 2021	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer