Form 10-Q
period 2021-06-30
LendingClub Corp
filed 2021-08-04
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2021, there were 98,601,190 shares of the registrant’s common stock outstanding.

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
•our ability to manage and repay our indebtedness; and
•other risk factors listed from time to time in reports we file with the Securities and Exchange Commission (SEC).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$55,773	$5,197
Interest-bearing deposits in banks	512,873	519,766
Total cash and cash equivalents	568,646	524,963
Restricted cash (1)	123,896	103,522
Securities available for sale at fair value (includes $272,909 and $159,164 at amortized cost, respectively)	277,505	142,226
Loans held for sale (includes $180,061 and $121,902 at fair value, respectively) (1)	226,328	121,902
Loans and leases held for investment	2,370,126	—
Allowance for loan and lease losses	(71,081)	—
Loans and leases held for investment, net	2,299,045	—
Retail and certificate loans held for investment at fair value (1)	391,362	636,686
Other loans held for investment at fair value (1)	34,523	49,954
Property, equipment and software, net	94,676	96,641
Goodwill	75,717	—
Other assets (1)	278,403	187,399
Total assets	$4,370,101	$1,863,293
Liabilities and Equity
Deposits:
Interest-bearing	2,445,518	—
Noninterest-bearing	94,186	—
Total deposits	2,539,704	—
Short-term borrowings	68,781	104,989
Advances from Paycheck Protection Program Liquidity Facility (PPPLF)	195,481	—
Retail notes, certificates and secured borrowings at fair value (1)	391,384	636,774
Payable on Structured Program borrowings (1)	110,871	152,808
Other long-term debt	15,650	—
Other liabilities (1)	285,871	244,551
Total liabilities	3,607,742	1,139,122
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 0 and 43,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 98,601,148 and 88,149,510 shares issued and outstanding, respectively	986	881
Additional paid-in capital	1,580,518	1,508,020
Accumulated deficit	(823,927)	(786,214)
Treasury stock, at cost; 4,251 and 0 shares, respectively	(92)	—
Accumulated other comprehensive income	4,874	1,484
Total equity	762,359	724,171
Total liabilities and equity	$4,370,101	$1,863,293
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

	June 30, 2021	December 31, 2020
Assets of consolidated VIEs, included in total assets above
Restricted cash	$16,472	$15,983
Loans held for sale at fair value	69,105	98,190
Retail and certificate loans held for investment at fair value	23,810	52,620
Other loans held for investment at fair value	34,275	50,102
Other assets	764	1,270
Total assets of consolidated variable interest entities	$144,426	$218,165
Liabilities of consolidated VIEs, included in total liabilities above
Retail notes, certificates and secured borrowings at fair value	$23,810	$52,620
Payable on Structured Program borrowings	110,871	152,808
Other liabilities	386	729
Total liabilities of consolidated variable interest entities	$135,067	$206,157

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-interest income (1):
Marketplace revenue	$151,735	$18,881	$233,462	$121,358
Other non-interest income	6,741	2,540	12,348	7,051
Total non-interest income	158,476	21,421	245,810	128,409

Interest income (1):
Interest on loans held for sale	8,694	25,287	13,851	52,663
Interest and fees on loans and leases held for investment	39,068	—	54,369	—
Interest on retail and certificate loans held for investment at fair value	16,014	29,700	36,276	65,076
Interest on other loans held for investment at fair value	1,222	2,074	2,701	4,073
Interest on securities available for sale	2,539	3,397	4,774	7,176
Other interest income	190	102	346	983
Total interest income	67,727	60,560	112,317	129,971

Interest expense (1):
Interest on deposits	1,699	—	2,713	—
Interest on short-term borrowings	1,003	5,755	2,267	13,153
Interest on retail notes, certificates and secured borrowings	16,014	29,700	36,276	65,076
Interest on Structured Program borrowings	2,668	6,073	5,876	8,372
Interest on other long-term debt	438	95	774	235
Total interest expense	21,822	41,623	47,906	86,836

Net interest income (1)	45,905	18,937	64,411	43,135

Total net revenue (1)	204,381	40,358	310,221	171,544

Provision for (reversal of) credit losses (1)	34,634	(3,511)	56,127	7,469

Non-interest expense (1):
Compensation and benefits	71,925	65,797	136,345	141,342
Marketing	35,107	1,814	54,652	40,895
Equipment and software	9,281	8,011	17,174	14,501
Occupancy	6,157	8,962	13,057	15,775
Depreciation and amortization	11,508	16,611	23,274	29,484
Professional services	11,520	9,765	23,123	23,906
Other non-interest expense	14,641	11,380	26,766	24,411
Total non-interest expense	160,139	122,340	294,391	290,314

Income (Loss) before income tax expense	9,608	(78,471)	(40,297)	(126,239)
Income tax expense (benefit)	237	—	(2,584)	319
Consolidated net income (loss)	$9,371	$(78,471)	$(37,713)	$(126,558)

Net income (loss) per share attributable to common stockholders – Basic (2)	$0.10	$(0.87)	$(0.39)	$(1.98)
Net income (loss) per share attributable to common stockholders – Diluted (2)	$0.09	$(0.87)	$(0.39)	$(1.98)
Weighted-average common shares – Basic (2)	97,785,089	70,304,166	95,239,769	78,406,162
Weighted-average common shares – Diluted (2)	102,031,088	70,304,166	95,239,769	78,406,162

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) per share attributable to preferred stockholders – Basic (2)	$0.00	$(0.87)	$(0.39)	$2.56
Net income (loss) per share attributable to preferred stockholders – Diluted (2)	$0.00	$(0.87)	$(0.39)	$2.56
Weighted-average common shares, as converted – Basic (2)	—	19,562,714	1,317,062	11,071,212
Weighted-average common shares, as converted – Diluted (2)	—	19,562,714	1,317,062	11,071,212
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
(2)    See “Notes to Condensed Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$9,371	$(78,471)	$(37,713)	$(126,558)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	3,186	13,345	3,390	(7,336)
Other comprehensive income (loss), before tax	3,186	13,345	3,390	(7,336)
Income tax effect	—	—	—	(319)
Other comprehensive income (loss), net of tax	3,186	13,345	3,390	(7,017)
Total comprehensive income (loss)	$12,557	$(65,126)	$(34,323)	$(133,575)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2021	—	$—	97,228,126	$972	$1,563,865	4,251	$(92)	$1,688	$(833,298)	$733,135
Stock-based compensation	—	—	—	—	18,901	—	—	—	—	18,901
Net issuances under equity incentive plans, net of tax	—	—	1,373,022	14	(2,248)	—	—	—	—	(2,234)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	3,186	—	3,186
Net income	—	—	—	—	—	—	—	—	9,371	9,371
Balance at June 30, 2021	—	$—	98,601,148	$986	$1,580,518	4,251	$(92)	$4,874	$(823,927)	$762,359

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,000	$—	88,149,510	$881	$1,508,020	—	$—	$1,484	$(786,214)	$724,171
Stock-based compensation	—	—	—	—	34,666	—	—	—	—	34,666
Net issuances under equity incentive plans, net of tax (1)	—	—	2,390,524	24	(3,549)	4,251	(92)	—	—	(3,617)
Net issuances of stock related to acquisition (2)	—	—	3,761,114	38	41,424	—	—	—	—	41,462
Exchange of preferred stock for common stock	(43,000)	—	4,300,000	43	(43)	—	—	—	—	—
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	3,390	—	3,390
Net loss	—	—	—	—	—	—	—	—	(37,713)	(37,713)
Balance at June 30, 2021	—	$—	98,601,148	$986	$1,580,518	4,251	$(92)	$4,874	$(823,927)	$762,359
(1)    Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(2)    Stock issued as part of the consideration paid related to the acquisition of Radius. See “Note 2. Business Acquisition.”

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2020	195,628	$2	69,869,214	$699	$1,463,535	—	$—	$(20,927)	$(646,763)	$796,546
Stock-based compensation	—	—	—	—	15,512	—	—	—	—	15,512
Net issuances under equity incentive plans, net of tax (1)	—	—	1,069,521	10	(800)	—	—	—	—	(790)
Issuance of preferred stock in exchange for common stock	(1)	—	100	—	—	—	—	—	—	—
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	13,345	—	13,345
Net loss	—	—	—	—	—	—	—	—	(78,471)	(78,471)
Balance at June 30, 2020	195,627	$2	70,938,835	$709	$1,478,247	—	$—	$(7,582)	$(725,234)	$746,142

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187
Stock-based compensation	—	—	—	—	35,211	—	—	—	—	35,211
Net issuances under equity incentive plans, net of tax (1)	—	—	1,744,210	17	(5,423)	5,658	(71)	—	—	(5,477)
Issuance of preferred stock in exchange for common stock (2)	195,627	2	(19,562,781)	(196)	194	—	—	—	(50,204)	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(7,017)	—	(7,017)
Net loss	—	—	—	—	—	—	—	—	(126,558)	(126,558)
Balance at June 30, 2020	195,627	$2	70,938,835	$709	$1,478,247	—	$—	$(7,582)	$(725,234)	$746,142
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

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities: (1)
Consolidated net loss	$(37,713)	$(126,558)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Net fair value adjustments	9,419	95,818
Provision for credit losses	56,127	7,469
Change in fair value of loan servicing assets	24,600	34,670
Stock-based compensation, net	32,511	32,333
Depreciation, amortization, and accretion	13,144	30,916
Gain on sales of loans	(27,640)	(15,985)
Other, net	5,643	7,385
Net change to loans held for sale	(51,821)	(34,773)
Net change in operating assets and liabilities:
Other assets	(5,296)	43,658
Other liabilities	13,646	(129,300)
Net cash provided by (used for) operating activities	32,620	(54,367)
Cash Flows from Investing Activities: (1)
Acquisition of company	(145,344)	—
Cash received from acquisition	668,236	—
Net change in loans and leases	(792,234)	4,583
Net decrease in retail and certificate loans	258,785	248,320
Purchases of securities available for sale	(50,526)	(47,443)
Proceeds from sales of securities available for sale	106,192	2,396
Proceeds from maturities and paydowns of securities available for sale	73,504	126,945
Purchases of property, equipment and software, net	(14,984)	(19,583)
Other investing activities	1,465	200
Net cash provided by investing activities	105,094	315,418
Cash Flows from Financing Activities: (1)
Net change in demand deposits and savings accounts	510,364	—
Principal payments on advances from PPPLF	(225,481)	—
Proceeds from issuance of retail notes and certificates	—	159,894
Net decrease in retail notes and certificates	(258,918)	(409,904)
Principal payments on Structured Program borrowings	(46,818)	(1,152,798)
Proceeds from issuance of notes and certificates from Structured Program transactions	—	186,190
Principal payments on short-term borrowings	(46,352)	(28,398)
Principal payments on long-term debt	(2,834)	(5,298)
Proceeds from short-term borrowings	—	1,050,551
Deemed dividend paid to preferred stockholder	—	(50,204)
Other financing activities	(3,618)	(25,467)
Net cash used for financing activities	(73,657)	(275,434)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$64,057	$(14,383)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$628,485	$487,122
Cash, Cash Equivalents and Restricted Cash, End of Period	$692,542	$472,739
Supplemental Cash Flow Information:
Cash paid for interest	$45,631	$38,791
Cash paid for operating leases included in the measurement of lease liabilities	$10,368	$7,951
Non-cash investing activity (2):
Loans and leases held for investment transferred to loans held for sale	$90,399	$—
Net securities retained from Structured Program transactions	$—	$43,883
Accruals for property, equipment and software	$—	$1,023
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$—	$17,414
Net issuances of stock related to acquisition	$41,462	$—
Non-cash financing activity:
Exchange of common stock for preferred stock	$—	$207,244
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)     See “Notes to Condensed Consolidated Financial Statements – Note 8. Fair Value of Assets and Liabilities” for other non-cash investing activity.

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$568,646	$524,963
Restricted cash	123,896	103,522
Total cash, cash equivalents and restricted cash	$692,542	$628,485

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six month period ended June 30, 2021, except as noted below.

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
The Company has elected the fair value option for loans originated and initially classified as held for sale. Changes in the fair value of loans held for sale are recorded in “Marketplace revenue” in the Condensed Consolidated Statements of Operations in the period of the fair value changes. Origination fees are recognized in earnings within “Marketplace revenue” in the Condensed Consolidated Statements of Operations when received from the borrower at the time of origination. In certain circumstances, the Company may transfer loans from held for investment to loans held for sale. At the time of transfer, these loans are valued at the lower of amortized cost or market. Accrued interest income on loans held for sale is calculated based on the contractual interest rate of the loan and recorded as interest income as earned. The Company places loans held for sale on nonaccrual status at 90 days past due. When a loan held for sale is placed on nonaccrual status, the Company stops accruing interest and reverses all accrued but unpaid interest as of such date. The Company charges off loans held for sale no later than 120 days past due.

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

The Company evaluates its estimate of expected credit losses each reporting period and records any additions to the allowance on the Condensed Consolidated Statements of Operations as a provision for credit losses. Any write-offs of amounts determined to be uncollectible are charged to the allowance. Estimates of expected credit losses include expected recoveries of amounts previously written-off and amounts expected to be written-off. There could be instances where including expected recoveries of previously written-off loans in the estimate of expected credit losses may result in a negative allowance.

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

Zero Credit Loss Expectation Exception

The Company has a zero loss expectation when the loans, or portions thereof, are issued or guaranteed by certain U.S. government entities or agencies, and those entities or agencies have a long history of no defaults and the highest credit ratings issued by rating agencies. Loans held for investment, or portions thereof, which meet this criterion do not have an allowance for expected credit losses.

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

Adoption of New Accounting Standards

The Company did not adopt any new accounting standards during the six month period ended June 30, 2021.

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

The table below presents certain unaudited pro forma financial information for illustrative purposes only, for the second quarters and first halves of 2021 and 2020, as if the acquisition took place on January 1, 2020. The pro forma information combines the historical results of Radius with the Company’s, adjusting for the estimated impact of certain fair value adjustments for the respective periods. The pro forma information does not reflect changes to the provision for credit losses resulting from recording loan assets as fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total net revenue	$204,381	$70,403	$317,292	$214,996
Consolidated net income (loss)	$9,371	$(78,506)	$(44,649)	$(133,117)

For the second quarter and first half of 2021, total net revenue of $22.7 million and $36.8 million, respectively, from the Radius acquisition is included in the Company’s Condensed Consolidated Statements of Operations.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Three months ended June 30, 2020
	LendingClub Historical Presentation	Reclassification Adjustments	LendingClub Reclassified Amounts
Net Revenue
Transaction fees	$3,874	$(3,874)	$—
Interest income	60,560	(60,560)	—
Interest expense	(37,766)	37,766	—
Net fair value adjustments	(6,378)	6,378	—
Net interest income and fair value adjustments	16,416	(16,416)	—
Investor fees	19,315	(19,315)	—
Gain on sales of loans	1,724	(1,724)	—
Net investor revenue	37,455	(37,455)	—
Other revenue	2,540	(2,540)	—
Total net revenue	43,869	(43,869)	—
Non-interest income
Marketplace revenue (1)	—	18,881	18,881
Other non-interest income	—	2,540	2,540
Total non-interest income	—	21,421	21,421
Interest income
Interest on loans held for sale	—	25,287	25,287
Interest on retail and certificate loans held for investment at fair value	—	29,700	29,700
Interest on other loans held for investment at fair value	—	2,074	2,074
Interest on securities available for sale	—	3,397	3,397
Other interest income	—	102	102
Total interest income	—	60,560	60,560
Interest expense
Interest on short-term borrowings	—	5,755	5,755
Interest on retail notes, certificates and secured borrowings	—	29,700	29,700
Interest on Structured Program borrowings	—	6,073	6,073
Interest on other long-term debt	—	95	95
Total interest expense (2)	—	41,623	41,623
Net interest income	—	18,937	18,937
Total net revenue (3)	—	40,358	40,358
Reversal of credit losses (3)	—	(3,511)	(3,511)
Operating expenses
Sales and marketing	8,723	(8,723)	—
Origination and servicing	17,830	(17,830)	—
Engineering and product development	39,167	(39,167)	—
Other general and administrative	56,620	(56,620)	—
Total operating expenses	122,340	(122,340)	—
Non-interest expense
Compensation and benefits	—	65,797	65,797
Marketing	—	1,814	1,814
Equipment and software	—	8,011	8,011
Occupancy	—	8,962	8,962
Depreciation and amortization	—	16,611	16,611
Professional services	—	9,765	9,765
Other non-interest expense	—	11,380	11,380
Total non-interest expense	—	122,340	122,340
Loss before income tax expense	(78,471)	—	(78,471)
Income tax expense	—	—	—
Consolidated net loss	$(78,471)	$—	$(78,471)
(1)    See “Note 3. Marketplace Revenue” for additional detail.
(2)    The increase in total interest expense relates to valuation adjustments on Structured Program borrowings reclassified from net fair value adjustments to interest expense.
(3)    The decrease in total net revenue from the historical presentation relates to the reversal of credit valuation adjustments on securities available for sale reclassified from net fair value adjustments to reversal of credit losses.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Six months ended June 30, 2020
	LendingClub Historical Presentation	Reclassification Adjustments	LendingClub Reclassified Amounts
Net Revenue
Transaction fees	$140,117	$(140,117)	$—
Interest income	129,971	(129,971)	—
Interest expense	(82,007)	82,007	—
Net fair value adjustments	(108,116)	108,116	—
Net interest income and fair value adjustments	(60,152)	60,152	—
Investor fees	61,074	(61,074)	—
Gain on sales of loans	15,985	(15,985)	—
Net investor revenue	16,907	(16,907)	—
Other revenue	7,051	(7,051)	—
Total net revenue	164,075	(164,075)	—
Non-interest income
Marketplace revenue (1)	—	121,358	121,358
Other non-interest income	—	7,051	7,051
Total non-interest income	—	128,409	128,409
Interest income
Interest on loans held for sale	—	52,663	52,663
Interest on retail and certificate loans held for investment at fair value	—	65,076	65,076
Interest on other loans held for investment at fair value	—	4,073	4,073
Interest on securities available for sale	—	7,176	7,176
Other interest income	—	983	983
Total interest income	—	129,971	129,971
Interest expense
Interest on short-term borrowings	—	13,153	13,153
Interest on retail notes, certificates and secured borrowings	—	65,076	65,076
Interest on Structured Program borrowings	—	8,372	8,372
Interest on other long-term debt	—	235	235
Total interest expense (2)	—	86,836	86,836
Net interest income	—	43,135	43,135
Total net revenue (3)	—	171,544	171,544
Provision for credit losses (3)	—	7,469	7,469
Operating expenses
Sales and marketing	58,507	(58,507)	—
Origination and servicing	38,824	(38,824)	—
Engineering and product development	77,877	(77,877)	—
Other general and administrative	115,106	(115,106)	—
Total operating expenses	290,314	(290,314)	—
Non-interest expense
Compensation and benefits	—	141,342	141,342
Marketing	—	40,895	40,895
Equipment and software	—	14,501	14,501
Occupancy	—	15,775	15,775
Depreciation and amortization	—	29,484	29,484
Professional services	—	23,906	23,906
Other non-interest expense	—	24,411	24,411
Total non-interest expense	—	290,314	290,314
Loss before income tax expense	(126,239)	—	(126,239)
Income tax expense	319	—	319
Consolidated net loss	$(126,558)	$—	$(126,558)
(1)    See “Note 3. Marketplace Revenue” for additional detail.
(2)    The increase in total interest expense relates to valuation adjustments on Structured Program borrowings reclassified from net fair value adjustments to interest expense.
(3)    The increase in total net revenue from the historical presentation relates to credit valuation adjustments on securities available for sale reclassified from net fair value adjustments to provision for credit losses.

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

Net Fair Value Adjustments: The Company records fair value adjustments on loans that are recorded at fair value.

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Origination fees	$113,802	$3,874	$169,361	$140,117
Servicing fees	22,714	19,315	45,880	61,074
Gain on sales of loans	19,317	1,724	27,640	15,985
Net fair value adjustments (1)	(4,098)	(6,032)	(9,419)	(95,818)
Total marketplace revenue	$151,735	$18,881	$233,462	$121,358
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

The following table presents the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the second quarters and first halves of 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transaction fees	$3,374	$3,874	$25,776	$140,117
Referral fees	2,762	625	5,356	2,239
Total revenue from contracts with customers	$6,136	$4,499	$31,132	$142,356

The Company recognizes transaction and referral fees at each distinct instance after the Company satisfies its performance obligations. The Company had no bad debt expense for the second quarters and first halves of 2021 and 2020. Because revenue is recognized at the same time that payments are received, the Company had no contract assets, contract liabilities, or deferred contract costs recorded as of both June 30, 2021 and December 31, 2020. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the second quarters and first halves of 2021 and 2020. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Note 1. Summary of Significant Accounting Policies.”

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Net Income (Loss) Per Share

The following tables detail the computation of the Company’s basic and diluted net income (loss) per share of common stock and Series A preferred stock:

Three Months Ended June 30,	2021		2020
	Common Stock	Preferred Stock (1)	Common Stock	Preferred Stock (1)
Net income (loss) attributable to stockholders	$9,371	$—	$(61,389)	$(17,082)
Weighted-average common shares – Basic	97,785,089	—	70,304,166	19,562,714
Weighted-average common shares – Diluted	102,031,088	—	70,304,166	19,562,714
Net income (loss) per share attributable to stockholders – Basic	$0.10	$0.00	$(0.87)	$(0.87)
Net income (loss) per share attributable to stockholders – Diluted	$0.09	$0.00	$(0.87)	$(0.87)

Six Months Ended June 30,	2021		2020
	Common Stock	Preferred Stock (1)	Common Stock	Preferred Stock (1)
Allocation of undistributed consolidated net loss	$(37,199)	$(514)	$(104,686)	$(21,872)
Deemed dividend	—	—	(50,204)	50,204
Net income (loss) attributable to stockholders	$(37,199)	$(514)	$(154,890)	$28,332
Weighted-average common shares – Basic and Diluted	95,239,769	1,317,062	78,406,162	11,071,212
Net income (loss) per share attributable to stockholders – Basic and Diluted	$(0.39)	$(0.39)	$(1.98)	$2.56
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the weighted-average common stock that were excluded from the Company’s diluted net income (loss) per share computation because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Preferred stock	—	19,562,714	1,317,062	11,071,212
RSUs and PBRSUs	—	1,368	2,232,314	16,336
Stock options	—	196,009	251,171	250,092
Total	—	19,760,091	3,800,547	11,337,640

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of June 30, 2021 and December 31, 2020, were as follows:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. agency residential mortgage-backed securities	$93,945	$106	$(1,033)	$—	$93,018
Asset-backed senior securities(1)	49,480	75	—	—	49,555
CLUB Certificate asset-backed securities (1)	30,304	1,961	(68)	(40)	32,157
Commercial mortgage-backed securities	31,422	28	(259)	—	31,191
Other asset-backed securities	28,655	216	(25)	—	28,846
U.S. agency securities	26,006	21	(554)	—	25,473
Asset-backed subordinated securities(1)	9,590	4,723	—	(552)	13,761
Municipal securities	3,307	9	(12)	—	3,304
Other securities	200	—	—	—	200
Total securities available for sale(2)	$272,909	$7,139	$(1,951)	$(592)	$277,505

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Asset-backed senior securities(1)	$75,332	$67	$(27)	$—	$75,372
CLUB Certificate asset-backed securities(1)	54,525	576	(772)	(4,190)	50,139
Asset-backed subordinated securities(1)	29,107	2,128	(174)	(14,546)	16,515
Other securities	200	—	—	—	200
Total securities available for sale(2)	$159,164	$2,771	$(973)	$(18,736)	$142,226
(1)    As of June 30, 2021 and December 31, 2020, $69.5 million and $119.3 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    As of June 30, 2021, and December 31, 2020, includes $236.7 million and $133.5 million, respectively, of securities pledged as collateral at fair value.

The Company’s securities available for sale portfolio includes debt securities primarily obtained in the first quarter of 2021 upon its acquisition of Radius and asset-backed securities related to the Company’s Structured Program transactions. The Company’s Structured Program transactions included (i) asset-backed securitization transactions and (ii) Certificate Program transactions. Certificate Program transactions included CLUB Certificate and Levered Certificate transactions.

The Company sponsored the sale of unsecured personal loans through the issuance of certificate securities under our Certificate Program. The CLUB Certificate issued securities retained by the Company are presented as “CLUB Certificate asset-backed securities” in the securities available for sale tables below. The Levered Certificate issued senior and subordinated securities retained by the Company are presented in aggregate with securities from asset-

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

backed securitizations as “Asset-backed senior securities” and “Asset-backed subordinated securities,” respectively, in the tables below. The “Other asset-backed securities” caption in the tables below primarily includes investment-grade rated bonds that are collateralized by student loan receivables and small business association loans.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded as of June 30, 2021 and December 31, 2020, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$65,621	$(1,033)	$—	$—	$65,621	$(1,033)
Asset-backed securities related to Structured Program transactions	—	—	4,894	(68)	4,894	(68)
Other asset-backed securities	9,989	(25)	—	—	9,989	(25)
Commercial mortgage-backed securities	26,270	(259)	—	—	26,270	(259)
U.S. agency securities	15,399	(554)	—	—	15,399	(554)
Municipal securities	1,663	(12)	—	—	1,663	(12)
Total securities with unrealized losses (1)	$118,942	$(1,883)	$4,894	$(68)	$123,836	$(1,951)

	Less than 12 months		12 months or longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$26,678	$(855)	$6,052	$(118)	$32,730	$(973)
Total securities with unrealized losses (1)	$26,678	$(855)	$6,052	$(118)	$32,730	$(973)
(1)    The number of investment positions with unrealized losses at June 30, 2021 and December 31, 2020 totaled 109 and 55, respectively.

During the second quarter and first half of 2020, the Company recorded an allowance for credit loss on those securities where there was a deterioration in future estimated cash flows. The Company also recorded unrealized losses on securities with fair value price reductions due to higher liquidity premiums observed due to the market dislocation related to COVID-19. In the second quarter and first half of 2021, the Company deemed it not necessary to record unrealized losses as an allowance for credit loss for certain securities due to the nature of those securities and their investment grade quality.

During the second quarter and first half of 2021, the Company recognized $0.3 million and $2.8 million in credit recovery, respectively. During the second quarter and first half of 2020, the Company recognized $3.5 million in credit recovery and $7.5 million in credit loss expense, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses for securities available for sale, by major security type, for the second quarters and first halves of 2021 and 2020:

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of March 31, 2021	$(48)	$(866)	$(914)
Reversal of credit loss expense	8	314	322
Ending balance as of June 30, 2021	$(40)	$(552)	$(592)

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of December 31, 2020	$(4,190)	$(14,546)	$(18,736)
Reversal of credit loss expense	196	2,596	2,792
Reversal of allowance from PCD financial assets	3,954	11,398	15,352
Ending balance as of June 30, 2021	$(40)	$(552)	$(592)

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of March 31, 2020	$(8,638)	$(10,197)	$(18,835)
Reversal of credit loss expense	2,051	1,460	3,511
Allowance arising from PCD financial assets	—	(247)	(247)
Ending balance as of June 30, 2020	$(6,587)	$(8,984)	$(15,571)

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of January 1, 2020	$—	$—	$—
Provision for credit loss expense	(2,633)	(4,836)	(7,469)
Allowance arising from PCD financial assets	(3,954)	(4,148)	(8,102)
Ending balance as of June 30, 2020	$(6,587)	$(8,984)	$(15,571)

Securities available for sale purchased with credit deterioration during the second quarter and first half of 2020 were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Purchase price of PCD securities at acquisition	$2,426	$25,469
Allowance for credit losses on PCD securities at acquisition	247	8,102
Par value of acquired PCD securities at acquisition	$2,673	$33,571

There were no securities available for sale purchased with credit deterioration during the second quarter and first half of 2021.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of securities available for sale at June 30, 2021, were as follows:

	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due within 1 year:
Other securities	$200	$200
Total due within 1 year	200	200	0.02%
Due after 5 years through 10 years:
U.S. agency residential mortgage-backed securities	425	423
Other asset-backed securities	1,006	1,027
Commercial mortgage-backed securities	3,269	3,225
U.S. agency securities	4,057	4,058
Municipal securities	470	465
Total due after 5 years through 10 years	9,227	9,198	0.94%
Due after 10 years:
U.S. agency residential mortgage-backed securities	93,520	92,595
Other asset-backed securities	27,649	27,819
Commercial mortgage-backed securities	28,153	27,966
U.S. agency securities	21,949	21,415
Municipal securities	2,837	2,839
Total due after 10 years	174,108	172,634	1.25%
Asset-backed securities related to Structured Program transactions	89,374	95,473	8.92%
Total securities available for sale	$272,909	$277,505	3.75%
(1)    The weighted-average yield is computed using the amortized cost at June 30, 2021.

Proceeds and gross realized gains and losses from sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds	$—	$—	$106,192	$2,396
Gross realized gains	$—	$—	$708	$3
Gross realized losses	$—	$(2)	$(952)	$(4)

There were no Structured Program transactions in the second quarter and first half of 2021. During the second quarter and first half of 2020, the Company, Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, and a majority-owned affiliate (MOA) of the Company sold a combined $0.4 million and $1.0 billion, respectively, in asset-backed securities related to Structured Program transactions. There were no realized gains or losses related to such sales. For further information, see “Note 8. Fair Value of Assets and Liabilities.”

6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses

As a result of the acquisition of Radius and becoming a bank holding company, LendingClub now records loans and leases held for investment at amortized cost, and, loans initially classified as held for sale at fair value. Prior to the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

acquisition, all loans were recorded at fair value. Therefore, the following disclosures apply to loans and leases held for investment at amortized cost.

Accrued interest receivable is excluded from the amortized cost basis of loans and leases held for investment and is reported within “Other assets” on the Company’s Condensed Consolidated Balance Sheets. Accrued interest within that caption related to loans and leases held for investment was $10.2 million as of June 30, 2021.

Loans and Leases Held for Investment

The Company defines its loans and leases held for investment portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

June 30, 2021
Unsecured personal	$776,338
Residential mortgages	152,528
Secured consumer	326,318
Other consumer	157
Total consumer loans held for investment	1,255,341
Equipment finance (1)	161,465
Commercial real estate	294,954
Commercial and industrial (2)	658,366
Total commercial loans and leases held for investment	1,114,785
Total loans and leases held for investment	2,370,126
Allowance for loan and lease losses	(71,081)
Loans and leases held for investment, net	$2,299,045
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.
(2)    Includes $507.6 million of Paycheck Protection Program (PPP) loans. The Company determined no allowance for expected credit losses is needed on these loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the allowance for expected credit losses by portfolio segment for the second quarter and first half of 2021 was as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$19,785	$16,347	$36,132	$—	$—	$—
Credit loss expense for loans and leases held for investment	34,317	659	34,976	53,499	5,030	58,529
Initial allowance for PCD loans acquired during the period (1)	—	—	—	603	11,837	12,440
Charge-offs	(90)	(156)	(246)	(90)	(156)	(246)
Recoveries	46	173	219	46	312	358
Allowance for loan and lease losses, end of period	$54,058	$17,023	$71,081	$54,058	$17,023	$71,081

Reserve for unfunded lending commitments, beginning of period	$6	$404	$410	$—	$—	$—
Credit loss expense for unfunded lending commitments	(6)	(14)	(20)	—	390	390
Reserve for unfunded lending commitments, end of period	$—	$390	$390	$—	$390	$390
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

The Company did not recognize an allowance for loan and lease losses as of December 31, 2020 because it did not carry loans held for investment at amortized cost as of that date. During the first quarter of 2021, as a result of the Radius acquisition, the Company acquired and began originating loans held for investment at amortized cost. The allowance for loan and lease losses balance as of June 30, 2021 relates to the recognition of expected credit losses on these purchased and originated loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Consumer Lending Credit Quality Indicators

The Company evaluates the credit quality of its consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is based upon borrower payment activity relative to the contractual terms of the loan. The following table presents the classes of financing receivables within the consumer portfolio segment by credit quality indicator based on delinquency status as of June 30, 2021 and origination year:

June 30, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Unsecured personal
Current	$775,813	$—	$—	$—	$—	$—	$—	$775,813
30-59 days past due	239	—	—	—	—	—	—	239
60-89 days past due	206	—	—	—	—	—	—	206
90 or more days past due	80	—	—	—	—	—	—	80
Total unsecured personal	776,338	—	—	—	—	—	—	776,338
Residential mortgages
Current	12,863	42,144	31,584	10,469	2,837	48,548	1,266	149,711
30-59 days past due	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	90	—	90
90 or more days past due	—	—	965	677	254	831	—	2,727
Total residential mortgages	12,863	42,144	32,549	11,146	3,091	49,469	1,266	152,528
Secured consumer
Current	113,198	93,884	43,860	44,517	9,459	15,307	—	320,225
30-59 days past due	17	—	—	—	—	—	—	17
60-89 days past due	—	—	—	1,302	—	—	—	1,302
90 or more days past due	—	—	1,203	2,655	916	—	—	4,774
Total secured consumer	113,215	93,884	45,063	48,474	10,375	15,307	—	326,318
Other consumer
Current	145	—	—	—	—	—	11	156
30-59 days past due	—	—	—	—	—	—	1	1
60-89 days past due	—	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	—	—	—
Total other consumer	145	—	—	—	—	—	12	157
Total consumer loans held for investment	$902,561	$136,028	$77,612	$59,620	$13,466	$64,776	$1,278	$1,255,341

Commercial Lending Credit Quality Indicators

The Company evaluates the credit quality of its commercial loan portfolio based on regulatory risk ratings. The Company categorizes loans and leases into risk ratings based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debts, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases based on their associated credit risk and performs this analysis whenever credit is extended, renewed or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans. Risk rating classifications consist of the following:

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

The following table presents the classes of financing receivables within the commercial portfolio segment by risk rating as of June 30, 2021 and origination year:

June 30, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Equipment finance
Pass	$38,699	$41,282	$33,861	$22,080	$7,745	$13,154	$—	$156,821
Special mention	1,634	222	1,942	—	—	—	—	3,798
Substandard	—	—	—	846	—	—	—	846
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	40,333	41,504	35,803	22,926	7,745	13,154	—	161,465
Commercial real estate
Pass	16,273	56,511	67,318	43,652	23,212	53,583	3,681	264,230
Special mention	—	8,347	277	1,367	1,047	10,914	—	21,952
Substandard	—	—	—	2,746	662	5,158	—	8,566
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	206	—	206
Total commercial real estate	16,273	64,858	67,595	47,765	24,921	69,861	3,681	294,954
Commercial and industrial
Pass	316,309	261,066	29,056	9,648	15,281	9,047	3,285	643,692
Special mention	—	—	3,173	664	1,364	106	—	5,307
Substandard	—	1,120	130	2,935	2,277	1,742	100	8,304
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1,063	—	1,063
Total commercial and industrial (1)	316,309	262,186	32,359	13,247	18,922	11,958	3,385	658,366
Total commercial loans and leases held for investment	372,915	368,548	135,757	83,938	51,588	94,973	7,066	1,114,785
(1)    Includes $507.6 million of PPP loans. The Company determined no allowance for expected credit losses is needed on these loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents an analysis of the past-due loans and leases held for investment within the commercial portfolio segment at June 30, 2021:

June 30, 2021	Days Past Due
	Current-29	30-59	60-89	90 or more	Total
Equipment finance	$161,465	$—	$—	$—	$161,465
Commercial real estate	294,090	—	—	864	294,954
Commercial and industrial (1)	656,735	261	8	1,362	658,366
Total commercial loans and leases held for investment	$1,112,290	$261	$8	$2,226	$1,114,785
(1)    Includes $507.6 million of PPP loans. The Company determined no allowance for expected credit losses is needed on these loans.

Nonaccrual Assets

Nonaccrual loans and leases are those for which accrual of interest has been suspended. Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual.

The following table presents nonaccrual loans and leases as of June 30, 2021:

	June 30, 2021
	Nonaccrual(1)	Nonaccrual with no related ACL(2)
Unsecured personal	$80	$—
Residential mortgages	2,973	2,719
Secured consumer	9,503	1,203
Other consumer	—	—
Total nonaccrual consumer loans held for investment	12,556	3,922

Equipment finance	846	—
Commercial real estate	1,624	317
Commercial and industrial	1,988	1,063
Total nonaccrual commercial loans and leases held for investment	4,458	1,380

Total nonaccrual loans and leases held for investment	$17,014	$5,302
(1)     There were no loans and leases that were 90 days or more past due and accruing as of June 30, 2021.
(2)     Subset of total nonaccrual loans and leases.

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

Acquired PCD loans during the first half of 2021 were as follows:

Six Months Ended June 30, 2021
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with consolidated and unconsolidated VIEs at June 30, 2021 and December 31, 2020. Additionally, the assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation:

June 30, 2021	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$16,472	$—	$16,472
Securities available for sale at fair value	—	95,474	95,474
Loans held for sale at fair value	69,105	—	69,105
Retail and certificate loans held for investment at fair value	23,810	—	23,810
Other loans held for investment at fair value	34,275	—	34,275
Other assets	764	23,008	23,772
Total assets	$144,426	$118,482	$262,908
Liabilities
Retail notes, certificates and secured borrowings at fair value	$23,810	$—	$23,810
Payable on Structured Program borrowings	110,871	—	110,871
Other liabilities	386	—	386
Total liabilities	135,067	—	135,067
Total net assets	$9,359	$118,482	$127,841

December 31, 2020	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$15,983	$—	$15,983
Securities available for sale at fair value	—	142,026	142,026
Loans held for sale at fair value	98,190	—	98,190
Retail and certificate loans held for investment at fair value	52,620	—	52,620
Other loans held for investment at fair value	50,102	—	50,102
Other assets	1,270	32,865	34,135
Total assets	$218,165	$174,891	$393,056
Liabilities
Retail notes, certificates and secured borrowings at fair value	$52,620	$—	$52,620
Payable on Structured Program borrowings	152,808	—	152,808
Other liabilities	729	—	729
Total liabilities	206,157	—	206,157
Total net assets	$12,008	$174,891	$186,899

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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at June 30, 2021 and December 31, 2020:

June 30, 2021	Assets	Liabilities	Net Assets
LC Trust	$26,424	$(23,991)	$2,433
Consolidated trusts	118,002	(111,076)	6,926
Total consolidated VIEs	$144,426	$(135,067)	$9,359

December 31, 2020	Assets	Liabilities	Net Assets
LC Trust	$55,447	$(53,068)	$2,379
Consolidated trusts	162,460	(153,089)	9,371
Warehouse credit facility	258	—	258
Total consolidated VIEs	$218,165	$(206,157)	$12,008

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

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and historically purchased whole loans and interests in loans from the Company. As of June 30, 2021, the Company had an ownership interest of approximately 22% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. The Company has requested a full redemption of our investment in the Investment Fund. At June 30, 2021, the Company’s investment was $7.8 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at June 30, 2021 and December 31, 2020:

June 30, 2021		Carrying Value
	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Unconsolidated Trusts	$920,791	$39,816	$6,590	$46,406
Certificate Program	1,213,360	55,658	8,643	64,301
Investment Fund	36,108	—	7,775	7,775
Total unconsolidated VIEs	$2,170,259	$95,474	$23,008	$118,482

June 30, 2021	Maximum Exposure to Loss
	Securities Available for Sale	Other Assets	Net Assets
Unconsolidated Trusts	$39,816	$6,590	$46,406
Certificate Program	55,658	8,643	64,301
Investment Fund	—	7,775	7,775
Total unconsolidated VIEs	$95,474	$23,008	$118,482

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

The following tables summarize activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s financial statements for the second quarters and first halves of 2021 and 2020:

Three Months Ended June 30,	2021		2020
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$2,508	$4,005	$4,821	$7,230
Cash proceeds for interest received on senior securities and subordinated securities	$1,213	$2,532	$1,769	$2,620

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Six Months Ended June 30,	2021		2020
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold	$—	$—	$255,203	$637,637
Net gains (losses) recognized from loans securitized or sold	$—	$—	$(20)	$5,596
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (1)	$—	$—	$12,707	$31,423
Cash proceeds from loans securitized or sold	$—	$—	$237,764	$598,515
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$5,525	$8,923	$9,942	$14,222
Cash proceeds for interest received on senior securities and subordinated securities	$1,821	$3,790	$2,809	$4,893
(1)    For Structured Program transactions, the Company retained asset-backed senior securities of $23.0 million, CLUB Certificate asset-backed securities of $18.3 million, and asset-backed subordinated securities of $2.9 million for the first half of 2020. The Company did not retain asset-backed securities related to Structured Program transactions during the first half of 2021.

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

As of June 30, 2021, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $2.1 billion, of which $46.5 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2020, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $3.2 billion, of which $94.8 million was attributable to off-balance sheet loans that were 31 days or more past due.

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

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at June 30, 2021 and December 31, 2020:

June 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$180,061	$180,061
Retail and certificate loans held for investment at fair value	—	—	391,362	391,362
Other loans held for investment at fair value	—	—	34,523	34,523
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	93,018	—	93,018
Asset-backed senior securities and subordinated securities	—	49,555	13,761	63,316
CLUB Certificate asset-backed securities	—	—	32,157	32,157
Commercial mortgage-backed securities	—	31,191	—	31,191
Other asset-backed securities	—	28,846	—	28,846
U.S. agency securities	—	25,473	—	25,473
Municipal securities	—	3,304	—	3,304
Other securities	—	200	—	200
Total securities available for sale	—	231,587	45,918	277,505
Servicing assets	—	—	58,728	58,728
Other assets	—	4,048	5,992	10,040
Total assets	$—	$235,635	$716,584	$952,219

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$391,384	$391,384
Payable on Structured Program borrowings	—	—	110,871	110,871
Other liabilities	—	—	21,324	21,324
Total liabilities	$—	$—	$523,579	$523,579

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

Changes in the fair value of financial liabilities presented in the tables above, caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the second quarters and first halves of 2021 and 2020, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the financial instruments listed in the tables above do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect our best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the second quarters and first halves of 2021 or 2020.

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the second quarters and first halves of 2021 and 2020. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 loans held for sale at fair value at June 30, 2021 and December 31, 2020:

	Loans Held for Sale at Fair Value
	June 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.3%	11.8%	9.5%	7.6%	16.0%	8.5%
Net cumulative expected loss rates (1)	2.4%	22.6%	10.3%	5.0%	28.0%	8.2%
Cumulative expected prepayment rates (1)	29.8%	47.0%	35.6%	27.2%	41.2%	30.4%
(1)     Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of loans held for sale at fair value to adverse changes in key assumptions as of June 30, 2021 and December 31, 2020, are as follows:

	June 30, 2021	December 31, 2020
Loans held for sale at fair value	$180,061	$121,902
Expected weighted-average life (in years)	1.2	1.1
Discount rates
100 basis point increase	$(1,886)	$(1,151)
200 basis point increase	$(3,741)	$(2,282)
Expected credit loss rates on underlying loans
10% adverse change	$(2,204)	$(1,099)
20% adverse change	$(4,479)	$(2,220)
Expected prepayment rates
10% adverse change	$(835)	$(273)
20% adverse change	$(1,725)	$(556)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for sale at fair value on a recurring basis for the second quarters and first halves of 2021 and 2020:

	Loans Held for Sale at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2021	$174,130	$(7,507)	$166,623
Originations and purchases	2,038,450	—	2,038,450
Transfers from loans and leases held for investment at amortized cost (1)	1,244	—	1,244
Sales	(1,996,154)	3,616	(1,992,538)
Principal payments and retirements	(28,914)	—	(28,914)
Charge-offs, net of recoveries	(1,768)	734	(1,034)
Change in fair value recorded in earnings	—	(3,770)	(3,770)
Balance at June 30, 2021	$186,988	$(6,927)	$180,061

	Loans Held for Sale at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2020	$835,557	$(93,853)	$741,704
Purchases	23,363	—	23,363
Transfers (to) from loans held for investment and/or loans held for sale (1)	(36)	—	(36)
Sales	(112,527)	10,947	(101,580)
Principal payments and retirements	(71,588)	—	(71,588)
Charge-offs, net of recoveries	(6,507)	6,018	(489)
Change in fair value recorded in earnings	—	(4,281)	(4,281)
Balance at June 30, 2020	$668,262	$(81,169)	$587,093

	Loans Held for Sale at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$132,600	$(10,698)	$121,902
Originations and purchases	2,980,395	(1,629)	2,978,766
Transfers from loans and leases held for investment at amortized cost (1)	1,181	—	1,181
Sales	(2,869,826)	10,653	(2,859,173)
Principal payments and retirements	(51,735)	—	(51,735)
Charge-offs, net of recoveries	(5,627)	3,920	(1,707)
Change in fair value recorded in earnings	—	(9,173)	(9,173)
Balance at June 30, 2021	186,988	(6,927)	180,061

	Loans Held for Sale at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$747,394	$(25,039)	$722,355
Purchases	1,402,457	—	1,402,457
Transfers (to) from loans held for investment and/or loans held for sale (1)	(43,159)	—	(43,159)
Sales	(1,283,934)	30,856	(1,253,078)
Principal payments and retirements	(141,691)	—	(141,691)
Charge-offs, net of recoveries	(12,805)	11,797	(1,008)
Change in fair value recorded in earnings	—	(98,783)	(98,783)
Balance at June 30, 2020	668,262	(81,169)	587,093
(1)    Represents non-cash activity.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Retail and Certificate Loans Held for Investment at Fair Value and Retail Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for retail and certificate loans held for investment at fair value and the related retail notes, certificates and secured borrowings at June 30, 2021 and December 31, 2020:

	Retail and Certificate Loans Held for Investment at Fair Value, and Retail Notes, Certificates and Secured Borrowings
	June 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.6%	15.3%	9.8%	7.6%	15.0%	9.4%
Net cumulative expected loss rates (1)	3.5%	19.9%	9.4%	4.3%	28.1%	11.2%
Cumulative expected prepayment rates (1)	29.7%	38.1%	33.1%	27.3%	35.7%	30.4%
(1)     Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At June 30, 2021 and December 31, 2020, the discounted cash flow methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related retail loans. As demonstrated by the following tables, the fair value adjustments for retail and certificate loans held for investment were largely offset by the corresponding fair value adjustments due to the payment dependent design of the retail notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 retail and certificate loans held for investment at fair value and retail notes, certificates and secured borrowings measured at fair value on a recurring basis for the second quarters and first halves of 2021 and 2020:

	Retail and Certificate Loans Held for Investment at Fair Value			Retail Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2021	$536,875	$(29,718)	$507,157	$536,875	$(29,672)	$507,203
Principal payments and retirements	(114,739)	—	(114,739)	(114,739)	—	(114,739)
Charge-offs, net of recoveries	(8,201)	2,443	(5,758)	(8,201)	2,398	(5,803)
Change in fair value recorded in earnings	—	4,702	4,702	—	4,723	4,723
Balance at June 30, 2021	$413,935	$(22,573)	$391,362	$413,935	$(22,551)	$391,384

	Retail and Certificate Loans Held for Investment at Fair Value			Retail Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2020	$990,662	$(105,249)	$885,413	$990,662	$(103,822)	$886,840
Purchases	55,274	—	55,274	—	—	—
Transfers (to) from retail and certificate loans held for investment and/or loans held for sale (1)	(101)	—	(101)	—	—	—
Issuances	—	—	—	55,274	—	55,274
Principal payments and retirements	(171,541)	—	(171,541)	(171,642)	—	(171,642)
Charge-offs, net of recoveries	(22,818)	14,202	(8,616)	(22,818)	13,556	(9,262)
Change in fair value recorded in earnings	—	24,799	24,799	—	24,718	24,718
Balance at June 30, 2020	$851,476	$(66,248)	$785,228	$851,476	$(65,548)	$785,928

	Retail and Certificate Loans Held for Investment at Fair Value			Retail Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$679,903	$(43,217)	$636,686	$679,903	$(43,129)	$636,774
Principal payments and retirements	(245,759)	—	(245,759)	(245,759)	—	(245,759)
Charge-offs, net of recoveries	(20,209)	7,183	(13,026)	(20,209)	7,050	(13,159)
Change in fair value recorded in earnings	—	13,461	13,461	—	13,528	13,528
Balance at June 30, 2021	$413,935	$(22,573)	$391,362	$413,935	$(22,551)	$391,384

	Retail and Certificate Loans Held for Investment at Fair Value			Retail Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$1,148,888	$(69,573)	$1,079,315	$1,148,888	$(67,422)	$1,081,466
Purchases	159,894	—	159,894	—	—	—
Transfers (to) from retail and certificate loans held for investment and/or loans held for sale (1)	(17,579)	—	(17,579)	—	—	—
Issuances	—	—	—	159,894	—	159,894
Principal payments and retirements	(387,289)	—	(387,289)	(404,868)	—	(404,868)
Charge-offs, net of recoveries	(52,438)	31,513	(20,925)	(52,438)	29,987	(22,451)
Change in fair value recorded in earnings	—	(28,188)	(28,188)	—	(28,113)	(28,113)
Balance at June 30, 2020	$851,476	$(66,248)	$785,228	$851,476	$(65,548)	$785,928
(1)    Represents non-cash activity.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Other Loans Held for Investment at Fair Value

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 other loans held for investment at fair value at June 30, 2021 and December 31, 2020:

	Other Loans Held for Investment at Fair Value
	June 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.7%	10.8%	9.3%	7.5%	16.1%	8.8%
Net cumulative expected loss rates (1)	3.7%	13.7%	8.1%	5.0%	26.3%	10.3%
Cumulative expected prepayment rates (1)	29.8%	38.5%	33.5%	26.8%	39.7%	30.7%
(1)     Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of other loans held for investment at fair value to adverse changes in key assumptions as of June 30, 2021 and December 31, 2020, are as follows:

	June 30, 2021	December 31, 2020
Other loans held for investment at fair value	$34,523	$49,954
Expected weighted-average life (in years)	1.0	1.1
Discount rates
100 basis point increase	$(316)	$(541)
200 basis point increase	$(628)	$(1,073)
Expected credit loss rates on underlying loans
10% adverse change	$(334)	$(640)
20% adverse change	$(680)	$(1,295)
Expected prepayment rates
10% adverse change	$(164)	$(181)
20% adverse change	$(339)	$(368)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 other loans held for investment at fair value on a recurring basis for the second quarters and first halves of 2021 and 2020:

	Other Loans Held for Investment at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2021	$47,155	$(4,670)	$42,485
Purchases	39	27	66
Principal payments and retirements	(8,246)	—	(8,246)
Charge-offs, net of recoveries	(811)	755	(56)
Change in fair value recorded in earnings	—	274	274
Balance at June 30, 2021	$38,137	$(3,614)	$34,523

	Other Loans Held for Investment at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2020	$83,650	$(12,647)	$71,003
Purchases	386	(312)	74
Transfers (to) from other loans held for investment and/or loans held for sale (1)	137	—	137
Principal payments and retirements	(7,949)	—	(7,949)
Charge-offs, net of recoveries	(1,065)	377	(688)
Change in fair value recorded in earnings	—	2,980	2,980
Balance at June 30, 2020	$75,159	$(9,602)	$65,557

	Other Loans Held for Investment at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$56,388	$(6,434)	$49,954
Purchases	155	(71)	84
Principal payments and retirements	(16,570)	—	(16,570)
Charge-offs, net of recoveries	(1,836)	1,329	(507)
Change in fair value recorded in earnings	—	1,562	1,562
Balance at June 30, 2021	$38,137	$(3,614)	$34,523

	Other Loans Held for Investment at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$47,042	$(3,349)	$43,693
Purchases	1,113	(1,005)	108
Transfers (to) from other loans held for investment and/or loans held for sale (1)	43,325	—	43,325
Principal payments and retirements	(13,633)	—	(13,633)
Charge-offs, net of recoveries	(2,688)	511	(2,177)
Change in fair value recorded in earnings	—	(5,759)	(5,759)
Balance at June 30, 2020	$75,159	$(9,602)	$65,557
(1)    Represents non-cash activity.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to Structured Program transactions at June 30, 2021 and December 31, 2020:

	Asset-Backed Securities Related to Structured Program Transactions
	June 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	6.0%	38.0%	23.2%	2.2%	25.1%	8.4%
Net cumulative expected loss rates (1)	4.7%	23.8%	14.3%	5.4%	28.9%	18.8%
Cumulative expected prepayment rates (1)	6.8%	35.2%	29.2%	6.3%	30.5%	24.8%
(1)    Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of Level 2 and Level 3 asset-backed securities related to Structured Program transactions to changes in key assumptions at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$49,555	$13,761	$32,157
Expected weighted-average life (in years)	0.8	1.3	0.9
Discount rates
100 basis point increase	$(339)	$(127)	$(249)
200 basis point increase	$(671)	$(271)	$(492)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(550)	$(780)
20% adverse change	$—	$(2,035)	$(1,601)
Expected prepayment rates
10% adverse change	$—	$(551)	$(430)
20% adverse change	$—	$(1,289)	$(895)

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis for the second quarters and first halves of 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value at beginning of period	$59,754	$103,511	$66,654	$110,796
Additions	379	2,427	957	26,012
Redemptions	(2,224)	(376)	(2,224)	(376)
Cash received	(15,620)	(17,808)	(29,814)	(34,074)
Change in unrealized gain (loss)	1,733	2,131	4,858	(3,125)
Accrued interest	1,574	2,194	2,695	3,826
Reversal of (impairment on) securities available for sale	322	3,511	2,792	(7,469)
Fair value at end of period	$45,918	$95,590	$45,918	$95,590

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at June 30, 2021 and December 31, 2020:

	Servicing Assets
	June 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.5%	15.1%	9.9%	4.8%	16.4%	9.9%
Net cumulative expected loss rates (1)	2.4%	25.4%	10.3%	4.5%	26.3%	12.5%
Cumulative expected prepayment rates (1)	29.5%	46.8%	34.7%	27.0%	38.9%	31.2%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of June 30, 2021 and December 31, 2020:

	Servicing Assets
	June 30, 2021	December 31, 2020
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(8,204)	$(7,379)
Servicing rate decrease by 0.10%	$8,204	$7,379

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions as of June 30, 2021 and December 31, 2020:

	Servicing Assets
	June 30, 2021	December 31, 2020
Fair value of servicing assets	$58,728	$56,347
Discount rates
100 basis point increase	$(484)	$(455)
200 basis point increase	$(967)	$(911)
Expected loss rates
10% adverse change	$(270)	$(346)
20% adverse change	$(540)	$(691)
Expected prepayment rates
10% adverse change	$(1,452)	$(1,596)
20% adverse change	$(2,903)	$(3,192)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the second quarters and first halves of 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value at beginning of period	$54,113	$92,825	$56,347	$89,680
Issuances (1)	17,968	1,755	25,203	19,336
Change in fair value, included in Marketplace revenue	(12,763)	(25,062)	(24,600)	(34,670)
Other net changes included in Deferred revenue	(590)	(4,003)	1,778	(8,831)
Fair value at end of period	$58,728	$65,515	$58,728	$65,515
(1)    Represents the gains or losses on sales of the related loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at June 30, 2021 and December 31, 2020:

June 30, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$2,299,045	$—	$—	$2,396,529	$2,396,529
Loans held for sale	46,267	—	—	46,961	46,961
Other assets	12,495	—	10,220	3,038	13,258
Total assets	$2,357,807	$—	$10,220	$2,446,528	$2,456,748
Liabilities:
Deposits	$63,236	$—	$—	$63,236	$63,236
Short-term borrowings	68,781	—	37,554	31,227	68,781
Advances from PPPLF	195,481	—	—	195,481	195,481
Other long-term debt	15,650	—	—	15,650	15,650
Other liabilities	50,056	—	30,475	19,581	50,056
Total liabilities	$393,204	$—	$68,029	$325,175	$393,204

December 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Total cash and cash equivalents (1)	$524,963	$—	$524,963	$—	$524,963
Restricted cash (1)	103,522	—	103,522	—	103,522
Other assets	914	—	914	—	914
Total assets	$629,399	$—	$629,399	$—	$629,399
Liabilities:
Short-term borrowings	$104,989	$—	$65,121	$39,868	$104,989
Other liabilities	57,536	—	43,984	13,552	57,536
Total liabilities	$162,525	$—	$109,105	$53,420	$162,525
(1)    Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2021	December 31, 2020
Internally developed software (1)	$97,376	$101,953
Leasehold improvements	35,664	35,140
Computer equipment	28,689	27,030
Purchased software	19,322	19,004
Furniture and fixtures	8,105	8,203
Construction in progress	3,997	2,761
Total property, equipment and software	193,153	194,091
Accumulated depreciation and amortization	(98,477)	(97,450)
Total property, equipment and software, net	$94,676	$96,641
(1)     Includes $21.6 million and $13.9 million of development in progress as of June 30, 2021 and December 31, 2020, respectively.

Depreciation and amortization expense on property, equipment and software was $9.9 million and $20.1 million for the second quarter and first half of 2021, respectively. Depreciation and amortization expense on property, equipment and software was $11.6 million and $23.4 million for the second quarter and first half of 2020, respectively.

The Company recorded impairment expense on its leasehold improvements and furniture and fixtures of $1.5 million for both the second quarter and first half of 2020, respectively. No impairment expense was recorded in the second quarter and first half of 2021.

The Company recorded impairment expense on its internally developed software of $0.3 million and $0.6 million for the second quarter and first half of 2021, respectively. The Company recorded impairment expense on its internally developed software of $4.3 million and $4.5 million for the second quarter and first half of 2020, respectively.

The Company records the above expenses in “Depreciation and amortization” expense in the Condensed Consolidated Statements of Operations.

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

	June 30, 2021	December 31, 2020
Gross carrying value	$54,500	$39,500
Accumulated amortization	(30,639)	(28,073)
Net carrying value	$23,861	$11,427

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the second quarter and first half of 2021 was $1.4 million and $2.6 million, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2020 was $0.8 million and $1.6 million, respectively. There was no impairment loss for the second quarters and first halves of 2021 and 2020.

The expected future amortization expense for intangible assets as of June 30, 2021, is as follows:

2021	$2,680
2022	4,847
2023	4,198
2024	3,549
2025	2,901
Thereafter	5,686
Total	$23,861

11. Other Assets

Other assets consist of the following:

	June 30, 2021	December 31, 2020
Operating lease assets	$82,612	$74,037
Servicing assets	61,003	56,347
Intangible assets, net (1)	23,861	11,427
Other investments	17,512	8,275
Other	93,415	37,313
Total other assets	$278,403	$187,399
(1)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Deposits

Deposits consist of the following:

June 30, 2021
Interest-bearing deposits:
Checking accounts	$1,995,763
Savings and money market accounts	386,519
Certificates of deposit (1)	63,236
Total	$2,445,518
Noninterest-bearing deposits	94,186
Total deposits	$2,539,704
(1)    Includes $59.6 million in denominations of $100 thousand or more and $9.2 million in denominations in excess of $250 thousand federal insurance limits.

Total certificates of deposit at June 30, 2021 are scheduled to mature as follows:

2021	$34,897
2022	23,717
2023	3,863
2024	192
2025	231
Thereafter	336
Total certificates of deposit	$63,236

13. Short-term Borrowings and Long-term Debt

Short-term Borrowings:

Repurchase Agreements

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of June 30, 2021 and December 31, 2020, the Company had $68.8 million and $105.0 million in aggregate debt outstanding under its repurchase agreements, respectively, which is primarily amortized over time through regular principal and interest payments collected from the pledged securities. At June 30, 2021, a majority of the Company’s repurchase agreements have contractual repurchase dates ranging from September 2022 to March 2028. These contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life from 0.8 to 1.3 years. At June 30, 2021 and December 31, 2020, these repurchase agreements bore interest rates ranging from 2.76% and 6.72% and 3.05% to 4.00%, respectively, which are fixed or based on a benchmark of either the three-month LIBOR rate or the weighted-average interest rate of the securities sold plus a spread. Underlying securities retained and pledged as collateral under repurchase agreements were $87.5 million and $133.5 million, respectively, at June 30, 2021 and December 31, 2020.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Other Short-term Borrowings

The Company had a Federal Funds unsecured borrowing facility of $7.5 million at June 30, 2021. As of June 30, 2021 there were no borrowings outstanding under this line. The interest rate for the Federal Funds is determined by the lender based on market conditions per transaction.

Long-term Debt:

Advances from PPPLF

As of June 30, 2021, outstanding PPPLF borrowings were $195.5 million. The borrowings are collateralized by the SBA PPP loans originated by the Company. Additional borrowings can be made through July 30, 2021 under the PPPLF program. The maturity date of the PPPLF borrowings matches the maturity date of the SBA PPP loans. When loans are forgiven by the SBA, the corresponding PPPLF advance is paid by the Company. The interest rate on the PPPLF borrowings is fixed at 0.35%.

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

The following table provides the balances of retail notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	June 30, 2021	December 31, 2020
Retail notes	$367,510	$583,219
Certificates	23,811	52,620
Secured borrowings (1)	63	935
Total retail notes, certificates and secured borrowings	$391,384	$636,774
(1)    At December 31, 2020, a fair value of $0.8 million included in “Retail and certificate loans held for investment at fair value” was pledged as collateral for secured borrowings. There were no retail and certificate loans held for investment at fair value pledged as collateral for secured borrowings at June 30, 2021.

Payable on Structured Program Borrowings

The Company consolidated certain sponsored Structured Program transactions through master trusts comprised of unsecured personal whole loans. The Company is the primary beneficiary of the trusts, which are consolidated. As of June 30, 2021 and December 31, 2020, the certificate participations and securities held by third-party investors of $110.9 million and $152.8 million are included in “Payable on Structured Program borrowings” in the Condensed Consolidated Balance Sheets, respectively, and were secured by “Other loans held for investment at fair value” and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

“Loans held for sale” of $103.4 million and $148.3 million and restricted cash of $14.2 million and $13.5 million, respectively.

Other Long-term Debt

With the acquisition of Radius, the Company assumed subordinated notes with a carrying amount of $15.3 million as of June 30, 2021. The subordinated notes are at a 6.5% fixed to floating rate and are due June 30, 2027. Fixed interest payments are due semiannually in arrears on June 30 and December 30 through June 30, 2022. Subsequent to June 30, 2022, the rate resets quarterly at a rate equal to 3-month LIBOR plus 4.64%. The subordinated notes are junior in right to the repayment in full of all existing claims of creditors and depositors of the Company. The subordinated notes may be redeemed, in whole or in part, at par plus accrued unpaid interest after June 27, 2022 at the option of the Company.

14. Other Liabilities

Other liabilities consist of the following:

	June 30, 2021	December 31, 2020
Operating lease liabilities	$99,492	$94,538
Accrued expenses	46,781	14,382
Payable to investors	30,475	40,286
Accrued compensation	24,839	28,805
Contingent liabilities (1)	21,291	21,592
Accounts payable	7,892	3,698
Other	55,101	41,250
Total other liabilities	$285,871	$244,551
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

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Company’s Condensed Consolidated Statements of Operations, was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RSUs and PBRSUs	$17,696	$13,975	$32,439	$31,681
Stock options	14	229	464	652
Total stock-based compensation expense	$17,710	$14,204	$32,903	$32,333

The Company capitalized $1.2 million and $2.2 million of stock-based compensation expense associated with developing software for internal use during the second quarter and first half of 2021, respectively. The Company

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

capitalized $1.3 million and $2.9 million of stock-based compensation expense associated with developing software for internal use during the second quarter and first half of 2020, respectively.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the first half of 2021:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	11,395,112	$11.26
Granted	4,839,092	$11.42
Vested	(2,525,235)	$12.11
Forfeited/expired	(1,376,074)	$11.64
Unvested at June 30, 2021	12,332,895	$11.10

During the first half of 2021, the Company granted 4,839,092 RSUs with an aggregate fair value of $55.2 million.

As of June 30, 2021, there was $128.2 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.5 years.

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

The following table summarizes the activities for the Company’s PBRSUs during the first half of 2021:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	1,441,311	$5.31
Granted	568,285	$22.54
Vested	(40,565)	$22.59
Forfeited/expired	(37,626)	$24.54
Unvested at June 30, 2021	1,931,405	$9.92

During the second quarter and first half of 2021, the Company recognized $2.3 million and $3.5 million in stock-based compensation expense related to PBRSUs, respectively. During the second quarter and first half of 2020, the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Company recognized $0.3 million and $1.1 million in stock-based compensation expense related to PBRSUs, respectively.

As of June 30, 2021, there was $14.7 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 2 years.

16. Income Taxes

For the second quarter and first half of 2021, the Company recorded an income tax expense (benefit) of $0.2 million and $(2.6) million, respectively. The benefit for the first half of 2021 is primarily related to changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the acquisition of Radius. For the first half of 2020, the Company recorded an income tax expense of $0.3 million primarily attributable to the tax effects of other comprehensive income associated with the Company’s available for sale portfolio. The Company did not record any income tax expense (benefit) during the second quarter of 2020.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

17. Leases

Lessor Arrangements

Upon the acquisition of Radius, the Company assumed lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the second quarter and first half of 2021, interest earned on Equipment Finance was $3.2 million and $5.1 million, respectively, and is included in “Interest and fees on loans and leases held for investment” in the Company’s Condensed Consolidated Statements of Operations.

The components of Equipment Finance assets are as follows:

June 30, 2021
Lease receivables	$131,656
Unguaranteed residual asset values	39,824
Unearned income	(10,291)
Deferred fees	276
Total (1)	$161,465
(1)    See “Note 6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” for additional information.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Future minimum lease payments based on maturity of the Company’s lessor arrangements at June 30, 2021 were as follows:

2021	$23,377
2022	42,550
2023	33,424
2024	24,801
2025	14,224
Thereafter	11,632
Total lease payments	$150,008
Discount effect	(18,352)
Present value of future minimum lease payments	$131,656

The Company did not have any lessor arrangements with related parties or any deferred selling profits as of June 30, 2021.

Lessee Arrangements

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space for its origination and servicing operations in the Salt Lake City area, Utah, and Westborough, Massachusetts. In addition, the Company assumed operating leases in Boston, Massachusetts upon the acquisition of Radius. As of June 30, 2021, the lease agreements have remaining lease terms ranging from approximately one year to ten years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms of approximately one year. As of June 30, 2021, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

The right-of-use (ROU) assets and related liabilities recorded for the leases assumed upon acquisition were both approximately $5.0 million. The ROU assets were adjusted to reflect favorable terms of the lease, when compared to market terms, which resulted in an increase to the acquired ROU of $1.7 million. Lease liabilities assumed were measured based on the net present value of remaining future lease payments on the date of acquisition, with consideration given for options to extend or renew each lease. Remaining future lease payments were discounted at the Company’s estimated incremental borrowing rate on the date of acquisition.

The Company reviewed operating lease ROU assets for impairment. For the first half of 2021, the Company recognized a net impairment expense of $1.0 million on operating lease assets, included in “Occupancy expense” on the Company’s Condensed Consolidated Statement of Operations. The Company did not recognize an impairment expense on operating lease assets during the second quarter of 2021. For both the second quarter and first half of 2020, the Company recognized a net impairment expense of $2.7 million on operating lease assets.

Balance sheet information as of June 30, 2021 and December 31, 2020 related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	June 30, 2021	December 31, 2020
Operating lease assets	Other assets	$82,612	$74,037
Operating lease liabilities (1)	Other liabilities	$99,492	$94,538
(1)    The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Components of net lease costs for the second quarters and first halves of 2021 and 2020 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Net Lease Costs	Income Statement Classification	2021	2020	2021	2020
Operating lease costs (1)	Occupancy	$(4,777)	$(4,573)	$(9,754)	$(9,193)
Sublease revenue	Other non-interest income	1,537	1,537	3,074	3,071
Net lease costs		$(3,240)	$(3,036)	$(6,680)	$(6,122)
(1)    Includes variable lease costs of $0.4 million and $0.3 million for the second quarters of 2021 and 2020, respectively. Includes variable lease costs of $0.5 million and $0.7 million for the first halves of 2021 and 2020, respectively.

Supplemental cash flow information related to the Company’s operating leases for the second quarters and first halves of 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-cash operating activity:
Leased assets obtained in exchange for new and amended operating lease liabilities (1)	$—	$84	$12,914	$84
(1)    Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows. Amount includes noncash remeasurements of the operating lease ROU asset.

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of June 30, 2021 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2021	$11,229	$(3,389)	$7,840
2022	15,947	(2,918)	13,029
2023	12,465	—	12,465
2024	12,810	—	12,810
2025	13,163	—	13,163
Thereafter	62,350	—	62,350
Total lease payments	$127,964	$(6,307)	$121,657
Discount effect	28,472
Present value of future minimum lease payments	$99,492

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	June 30, 2021
Weighted-average remaining lease term (in years)	8.63
Weighted-average discount rate	5.46%

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

18. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 17. Leases.”

Loan Purchase Obligation

Prior to the acquisition of Radius, under the Company’s loan account program with WebBank, which served as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retained ownership of the loans it originated for two business days after origination. As part of this arrangement, the Company was committed to purchase any loans that have been fully approved at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2020, the Company was committed to purchase loans with an outstanding principal balance of $13.8 million at par. The Company was not committed to purchase any such loans as of June 30, 2021 as it now originates loans and no longer has a loan account program with WebBank.

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

As a result of the loan repurchase obligations described above, the Company repurchased $0.4 million and $1.9 million in loans or interests therein during the first halves of 2021 and 2020, respectively.

Purchase Commitments

If the Company could not arrange for other investors to invest in or purchase loans that the Company facilitated and that were originated by an issuing bank partner but did not meet the credit criteria for purchase by the issuing bank partner, the Company was contractually committed to purchase those loans. As of both June 30, 2021 and December 31, 2020, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets.

During the first halves of 2021 and 2020, the Company was required to purchase $15.1 million and $21.5 million of loans facilitated by the Company or Springstone Financial LLC (a previously held wholly-owned subsidiary of LendingClub), respectively. These purchased loans are held on the Company’s Condensed Consolidated Balance Sheets and have a fair value of $14.2 million and $4.5 million as of June 30, 2021 and December 31, 2020, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Unfunded Loan Commitments

Unfunded commitments and unused lines of credit at their contractual amounts were as follows:

	June 30, 2021
	Fixed	Variable	Total
Commitments to extend credit	$3,529	$62,326	$65,855
Lines of credit	$4,805	$36,809	$41,614

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

On February 27, 2020, both the Company and the FTC filed various motions with the Court, including motions to exclude expert testimony and motions for summary judgment as to some or all of the claims in the case. The FTC also filed a motion for partial judgment on the pleadings in the case. These motions were heard by the Court on April 27, 2020. On June 1, 2020, the Court issued an order granting in part and denying in part both the Company’s

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

and the FTC’s motions for summary judgment. The Court also denied the motions to exclude expert testimony and granted in part and denied in part the FTC’s motion for partial judgment on the pleadings. The FTC’s Gramm-Leach-Bliley Act claim has been dismissed from the case, but issues relating to the FTC’s three other claims will need to be tried. On July 30, 2020, the Company filed a motion to stay the litigation pending the U.S. Supreme Court’s decisions in two cases (F.T.C. v. Credit Bureau Center and AMG Capital Management, LLC v. F.T.C.) that raise the issue whether the FTC is entitled to seek monetary relief under Section 13(b) of the FTC Act. On August 20, 2020, the Court issued an order granting the Company’s motion to stay proceedings in the case until the U.S. Supreme Court issues its decision in the Credit Bureau Center and AMG Capital Management cases. As a result of this order, the trial that was scheduled for October 19, 2020 will need to be rescheduled at a later date following the Supreme Court’s ruling. The Supreme Court has vacated its prior grant of review in the Credit Bureau Center case but heard oral argument in the AMG Capital Management case on January 13, 2021. The impact of the Supreme Court decision could impact our case which is why the trial was stayed pending the Supreme Court decision. On April 22, 2021, the Supreme Court ruled in favor of AMG Capital Management ordering that the FTC does not currently have the authority to obtain equitable monetary relief under the statute that is also applicable in our matter with the FTC. On July 14, 2021, the Company entered into an agreement with the FTC to conclude the FTC’s investigation and litigation (the Settlement). Pursuant to the terms of the Settlement, LendingClub will make an $18 million payment for consumer remediation. The Settlement does not include any admission of liability, and LendingClub does not expect that the Settlement will impact its current operations. On July 19, 2021, the Court approved the Settlement and this matter is now concluded.

Class Action Lawsuit Following Announcement of FTC Litigation

In May 2018, following the announcement of the FTC’s litigation against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserts the same causes of action as the original complaint and adds additional allegations. That complaint was subsequently dismissed by the Court with leave to amend. Plaintiff filed a Second Amended Complaint on December 19, 2019, which modified and added certain allegations and dropped one of the former officer defendants as a defendant in the case, but otherwise advanced the same causes of action. On June 12, 2020, the Court issued an order granting a motion to dismiss by defendants without leave to amend, in part, and with leave to amend, in part. On July 27, 2020, the lead plaintiffs filed a notice with the Court indicating their intention not to file a Third Amended Complaint and requesting that the Court enter judgment. The Court entered judgment and dismissed all claims in the case the same day. The lead plaintiffs have appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit. The Court has scheduled oral arguments for the appeal for September 2, 2021. The Company denies and will vigorously defend against the allegations in the case. No assurances can be given as to the timing, outcome or consequences of this matter.

Derivative Litigation Following FTC Lawsuit

In August 2019, a putative shareholder derivative action was filed in the Court of Chancery for the State of Delaware (Fisher v. Sanborn, et al., Case No. 2019-0631) against certain of the Company’s current and former officers and directors and naming the Company as a nominal defendant. This lawsuit accuses the individual defendants of breaching their fiduciary duties by failing to adequately monitor the Company and prevent it from engaging in the purported regulatory violations alleged by the FTC and by causing the Company to make allegedly false and misleading public statements (as alleged in the Veal action). The lawsuit also alleges that certain of the individual defendants breached their fiduciary duties by selling Company shares while in possession of material, non-public information. The defendants filed a motion to dismiss the operative complaint in the case, which was granted by the Court. The plaintiff appealed this ruling, but then voluntarily dismissed the case on June 3, 2021. This matter is now concluded.

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

Putative Class Actions

In February 2020, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California (Erceg v. LendingClub Corporation, No. 3:20-cv-01153). The lawsuit alleges violations of California and Massachusetts law based on allegations that LendingClub recorded a call with plaintiff without notifying him that it would be recorded. Plaintiff seeks to represent a purported class of similarly situated individuals who had phone calls recorded by LendingClub without their knowledge and consent. LendingClub filed a motion to dismiss certain of plaintiff’s claims, strike nationwide class allegations, and, alternatively, to stay the litigation. Rather than oppose that motion, plaintiff filed an amended complaint. The Company again filed a motion to stay, or alternatively to dismiss certain of the claims in the amended complaint and to strike nationwide class allegations. That motion was heard by the Court on July 9, 2020. On July 28, 2020, the Court entered an order granting the Company’s motion to stay plaintiff’s California claims pending a decision by the California Supreme Court in a case involving the California Invasion of Privacy Act (Smith v. LoanMe, Inc.), dismissing with prejudice plaintiff’s claim under Massachusetts law, and denying the Company’s motion to strike plaintiff’s nationwide class allegations. In April 2021, the California Supreme Court issued a decision in the LoanMe case in a manner that permits plaintiff’s claims in our case to continue. The Company has since filed its answer to plaintiff’s complaint and discovery has begun. No assurances can be given as to the timing, outcome or consequences of this matter.

In February 2021, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of Texas (Bradford v. Lending Club Corporation, No. 4:21-cv-00588). The lawsuit asserts a cause of action under the Fair Credit Reporting Act (FCRA) based on allegations that the Company obtained plaintiff’s credit report without his consent or authorization and without a permissible purpose under the FCRA. Plaintiff seeks to represent a class of allegedly similarly situated persons in the case and seeks monetary, injunctive, and declaratory relief, among other relief. Plaintiff has amended the complaint to assert additional allegations regarding the Company’s purported requests for plaintiff’s credit report from another credit reporting agency. The Company has since filed its answer to plaintiff’s complaint and discovery has begun. The Court has called this matter to trial in September 2022. No assurances can be given as to the timing, outcome or consequences of this matter.

California Private Attorneys General Lawsuit

In September 2018, a putative action under the California Private Attorney General Act was brought against the Company in the California Superior Court (Brott v. LendingClub Corporation, et al., CGC-18-570047) alleging violations of the California Labor Code. The complaint by a former employee alleges that the Company improperly failed to pay certain hourly employees for all wages owed, pay the correct rate of pay including overtime, and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

provide accurate wage statements. The lawsuit alleges that the plaintiff and aggrieved employees are entitled to recover civil penalties under the California Labor Code. The parties have reached a resolution of this matter, the terms of which are not material to the Company’s financial position or results of operations. In May 2021, the Court approved the settlement and this matter is now concluded.

Certain Financial Considerations Relating to Litigation and Investigations

With respect to the matters discussed above, the Company had $21.3 million and $21.6 million in accrued contingent liabilities at June 30, 2021 and December 31, 2020, respectively, which amounts include the $18 million settlement with the FTC.

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

The minimum capital requirements under the U.S. Basel III capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer (CCB) of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums prescribed under the U.S. Basel III capital framework. In this regard, and unless otherwise directed by the FRB and the OCC, we have made commitments for the Company and the Bank (for a minimum of three years following its formation) to maintain a CET1 risk-based capital ratio of 11.0%, a Tier 1 risk-based capital ratio above 11.0%, a total risk-based capital ratio above 13.0%, and a Tier 1 leverage ratio of 11.0%.

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as an institution’s condition deteriorates and its PCA capitalization category declines. Among other things, institutions that are less than well-capitalized become subject to increasingly stringent restrictions on their ability to accept and/or rollover brokered deposits. At June 30, 2021, the Company’s and the Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since June 30, 2021 that management believes would change the Company’s categorization.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the regulatory capital and ratios of the Company at June 30, 2021 (in millions):

	LendingClub		Required Minimum plus Required CCB for Non-Leverage Ratios
June 30, 2021	Amount	Ratio
CET1 capital	$610.1	23.3%	7.0%
Tier 1 capital	$610.1	23.3%	8.5%
Total capital	$658.5	25.1%	10.5%
Tier 1 leverage	$610.1	15.2%	4.0%
Risk-weighted assets	$2,623.1	N/A	N/A
Quarterly adjusted average assets	$4,009.1	N/A	N/A
N/A – Not applicable

The following table summarizes the Bank’s regulatory capital amounts and ratios at June 30, 2021 (in millions):

	LendingClub Bank		Required Minimum plus Required CCB for Non-Leverage Ratios
June 30, 2021	Amount	Ratio
CET1 capital	$396.5	18.7%	7.0%
Tier 1 capital	$396.5	18.7%	8.5%
Total capital	$423.2	19.9%	10.5%
Tier 1 leverage	$396.5	13.5%	4.0%
Risk-weighted assets	$2,123.0	N/A	N/A
Quarterly adjusted average assets	$2,941.2	N/A	N/A
N/A – Not applicable

At June 30, 2021, $14.8 million of this capital benefit was applied to the computation of common equity Tier 1 capital.

20. Other Non-interest Income and Non-interest Expense

Other non-interest income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Referral revenue	$2,762	$625	$5,356	$2,239
Realized gains (losses) on sales of securities available for sale and other investments	148	(2)	(96)	(1)
Other	3,831	1,917	7,088	4,813
Total other non-interest income	$6,741	$2,540	$12,348	$7,051

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Other non-interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consumer credit services	$4,240	$2,162	$7,532	$7,669
Other	10,401	9,218	19,234	16,742
Total other non-interest expense	$14,641	$11,380	$26,766	$24,411

21. Segment Reporting

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s chief executive officer and chief financial officer to allocate resources and evaluate financial performance. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LendingClub Bank. Taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Corporation (Parent only)		LendingClub Bank		Intercompany Eliminations		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Non-interest income:
Marketplace revenue	$23,021	$18,881	$128,714	$—	$—	$—	$151,735	$18,881
Other non-interest income	4,281	2,540	28,340	—	(25,880)	—	6,741	2,540
Total non-interest income	27,302	21,421	157,054	—	(25,880)	—	158,476	21,421

Interest income:
Interest income	22,402	60,560	45,325	—	—	—	67,727	60,560
Interest expense	(19,850)	(41,623)	(1,972)	—	—	—	(21,822)	(41,623)
Net interest income	2,552	18,937	43,353	—	—	—	45,905	18,937

Total net revenue	29,854	40,358	200,407	—	(25,880)	—	204,381	40,358

Reversal of (provision for) credit losses	322	3,511	(34,956)	—	—	—	(34,634)	3,511
Non-interest expense	(47,837)	(122,340)	(138,182)	—	25,880	—	(160,139)	(122,340)
Income (Loss) before income tax benefit (expense)	(17,661)	(78,471)	27,269	—	—	—	9,608	(78,471)
Income tax benefit (expense) (1)	8,922	—	12,513	—	(21,672)	—	(237)	—
Consolidated net income (loss)	$(8,739)	$(78,471)	$39,782	$—	$(21,672)	$—	$9,371	$(78,471)
Capital expenditures	$—	$8,148	$8,619	$—	$—	$—	$8,619	$8,148
Depreciation and amortization	$10,534	$16,611	$974	$—	$—	$—	$11,508	$16,611
(1)     Primarily due to reversal of deferred tax asset valuation allowance, which is eliminated upon consolidation.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Corporation (Parent only)		LendingClub Bank		Intercompany Eliminations		Total
	Six Months Ended June 30,		Five Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Non-interest income:
Marketplace revenue	$68,686	$121,358	$164,776	$—	$—	$—	$233,462	$121,358
Other non-interest income	8,379	7,051	48,040	—	(44,071)	—	12,348	7,051
Total non-interest income	77,065	128,409	212,816	—	(44,071)	—	245,810	128,409

Interest income:
Interest income	49,494	129,971	62,823	—	—	—	112,317	129,971
Interest expense	(44,687)	(86,836)	(3,219)	—	—	—	(47,906)	(86,836)
Net interest income	4,807	43,135	59,604	—	—	—	64,411	43,135

Total net revenue	81,872	171,544	272,420	—	(44,071)	—	310,221	171,544

Reversal of (provision for) credit losses	2,792	(7,469)	(58,919)	—	—	—	(56,127)	(7,469)
Non-interest expense	(124,781)	(290,314)	(213,681)	—	44,071	—	(294,391)	(290,314)
Loss before income tax benefit (expense)	(40,117)	(126,239)	(180)	—	—	—	(40,297)	(126,239)
Income tax benefit (expense) (1)	11,214	(319)	12,536	—	(21,166)	—	2,584	(319)
Consolidated net income (loss)	$(28,903)	$(126,558)	$12,356	$—	$(21,166)	$—	$(37,713)	$(126,558)
Capital expenditures	$1,811	$19,583	$13,173	$—	$—	$—	$14,984	$19,583
Depreciation and amortization	$21,684	$29,484	$1,590	$—	$—	$—	$23,274	$29,484
(1)     Primarily due to reversal of deferred tax asset valuation allowance, which is eliminated upon consolidation.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Corporation (Parent only)		LendingClub Bank		Intercompany Eliminations		Total
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Assets
Total cash and cash equivalents	$72,458	$524,963	$493,915	$—	$2,273	$—	$568,646	$524,963
Restricted cash	127,781	103,522	—	—	(3,885)	—	123,896	103,522
Securities available for sale at fair value	95,378	142,226	182,127	—	—	—	277,505	142,226
Loans held for sale	92,509	121,902	133,819	—	—	—	226,328	121,902
Loans and leases held for investment, net	—	—	2,299,045	—	—	—	2,299,045	—
Retail and certificate loans held for investment at fair value	391,362	636,686	—	—	—	—	391,362	636,686
Other loans held for investment at fair value	34,523	49,954	—	—	—	—	34,523	49,954
Property, equipment and software, net	78,288	96,641	16,388	—	—	—	94,676	96,641
Investment in subsidiary	483,696	—	—	—	(483,696)	—	—	—
Goodwill	—	—	75,717	—	—	—	75,717	—
Other assets	189,567	187,399	156,886	—	(68,050)	—	278,403	187,399
Total assets	1,565,562	1,863,293	3,357,897	—	(553,358)	—	4,370,101	1,863,293
Liabilities and Equity
Total deposits	—	—	2,541,317	—	(1,613)	—	2,539,704	—
Short-term borrowings	68,460	104,989	321	—	—	—	68,781	104,989
Advances from PPPLF	—	—	195,481	—	—	—	195,481	—
Retail notes, certificates and secured borrowings at fair value	391,384	636,774	—	—	—	—	391,384	636,774
Payable on Structured Program borrowings	110,871	152,808	—	—	—	—	110,871	152,808
Other long-term debt	15,650	—	—	—	—	—	15,650	—
Other liabilities	206,525	244,551	125,790	—	(46,444)	—	285,871	244,551
Total liabilities	792,890	1,139,122	2,862,909	—	(48,057)	—	3,607,742	1,139,122
Total equity	772,672	724,171	494,988	—	(505,301)	—	762,359	724,171
Total liabilities and equity	$1,565,562	$1,863,293	$3,357,897	$—	$(553,358)	$—	$4,370,101	$1,863,293

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

As of June 30, 2021, the Company had a $7.8 million investment and an approximate 22% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and, prior to 2020, purchased whole loans and interests in loans from the Company. The Company has requested a full redemption of its investment in the Investment Fund. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets. The Company believes all arrangements were on terms and conditions that were not more favorable than those obtained by other third-party investors. The Investment Fund provides audited financial statements annually and periodic investment statements throughout each calendar year on a delayed basis, which are used by the Company to evaluate performance and recoverability of its investment.

23. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2021, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined no additional subsequent events were required to be recognized or disclosed.

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

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our selected financial data:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2021	March 31, 2021	June 30, 2020	2021	2020
Noninterest income	$158,476	$87,334	$21,421	$245,810	$128,409
Net interest income	$45,905	$18,506	18,937	$64,411	43,135
Total net revenue (1)	$204,381	$105,840	$40,358	$310,221	$171,544

Consolidated net income (loss)	$9,371	$(47,084)	$(78,471)	$(37,713)	$(126,558)

EPS – basic	$0.10	$(0.49)	$(0.87)	$(0.39)	$(1.98)
EPS – diluted	$0.09	$(0.49)	$(0.87)	$(0.39)	$(1.98)
LendingClub Bank net interest margin	5.51%	3.33%	N/A	4.67%	N/A
Servicing portfolio AUM (in millions) (2)	$10,741	$10,271	$13,962	$10,741	$13,962

Loan Originations (in millions)(3):
Marketplace loans	$2,182	$1,139	$326	$3,320	$2,847
Loan originations held for investment	541	344	—	885	—
Total loan originations	$2,722	$1,483	$326	$4,206	$2,847
N/A – Not applicable
(1)     Prior period total net revenue balances have been recast related to credit valuation adjustments on securities available for sale being reclassified from net fair value adjustments to provision for credit losses.
(2)    Includes unsecured personal loans and auto loans only.
(3)    Includes unsecured personal loans, auto loans, and education and patient finance loans only.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of the Three Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020
Balance Sheet Data:
Loans and leases held for investment, net, excluding PPP loans	$1,791,492	$1,414,900	$—
PPP loans	$507,553	$664,400	$—
Total loans and leases held for investment, net	$2,299,045	$2,079,300	$—
Total assets	$4,370,101	$4,491,089	$2,452,599
Total deposits	$2,539,704	$2,373,437	$—
Total liabilities	$3,607,742	$3,757,954	$1,706,457
Total equity	$762,359	$733,135	$746,142

Asset Quality Ratios:
Allowance for loan and lease losses to loans and leases held for investment	3.00%	1.71%	N/A
Allowance for loan and lease losses to loans and leases held for investment, excluding PPP loans	3.82%	2.49%	N/A
Allowance for loan and lease losses to nonaccruing loans and leases held for investment	417.78%	302.69%	N/A
Nonaccruing loans and leases to loans and leases held for investment	0.72%	0.56%	N/A
Nonaccruing loans and leases to loans and leases held for investment, excluding PPP loans	0.91%	0.82%	N/A

LendingClub Bank Capital Ratios:
Common Equity Tier 1 Capital Ratio	18.7%	20.9%	N/A
Tier 1 Leverage Ratio	13.5%	12.9%	N/A
N/A – Not applicable

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following tables set forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2021	March 31, 2021	June 30, 2020	Q2 2021 vs Q2 2020	Q2 2021 vs Q1 2021
Non-interest income:
Marketplace revenue	$151,735	$81,727	$18,881	N/M	86%
Other non-interest income	6,741	5,607	2,540	165%	20%
Total non-interest income	158,476	87,334	21,421	N/M	81%

Interest income:
Interest on loans held for sale	8,694	5,157	25,287	(66)%	69%
Interest and fees on loans and leases held for investment	39,068	15,301	—	N/M	155%
Interest on retail and certificate loans held for investment at fair value	16,014	20,262	29,700	(46)%	(21)%
Interest on other loans held for investment at fair value	1,222	1,479	2,074	(41)%	(17)%
Interest on securities available for sale	2,539	2,235	3,397	(25)%	14%
Other	190	156	102	86%	22%
Total interest income	67,727	44,590	60,560	12%	52%

Interest expense:
Interest on deposits	1,699	1,014	—	N/M	68%
Interest on short-term borrowings	1,003	1,264	5,755	(83)%	(21)%
Interest on retail notes, certificates and secured borrowings	16,014	20,262	29,700	(46)%	(21)%
Interest on Structured Program borrowings	2,668	3,208	6,073	(56)%	(17)%
Interest on other long-term debt	438	336	95	N/M	30%
Total interest expense	21,822	26,084	41,623	(48)%	(16)%

Net interest income	45,905	18,506	18,937	142%	148%

Total net revenue	204,381	105,840	40,358	N/M	93%

Provision for (reversal of) credit losses	34,634	21,493	(3,511)	N/M	61%

Non-interest expense:
Compensation and benefits	71,925	64,420	65,797	9%	12%
Marketing	35,107	19,545	1,814	N/M	80%
Equipment and software	9,281	7,893	8,011	16%	18%
Occupancy	6,157	6,900	8,962	(31)%	(11)%
Depreciation and amortization	11,508	11,766	16,611	(31)%	(2)%
Professional services	11,520	11,603	9,765	18%	(1)%
Other non-interest expense	14,641	12,125	11,380	29%	21%
Total non-interest expense	160,139	134,252	122,340	31%	19%

Income (Loss) before income tax expense	9,608	(49,905)	(78,471)	112%	119%
Income tax expense (benefit)	237	(2,821)	—	N/M	108%
Consolidated net income (loss)	$9,371	$(47,084)	$(78,471)	112%	120%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2021	2020	Change (%)
Non-interest income:
Marketplace revenue	$233,462	$121,358	92%
Other non-interest income	12,348	7,051	75%
Total non-interest income	245,810	128,409	91%

Interest income:
Interest on loans held for sale	13,851	52,663	(74)%
Interest and fees on loans and leases held for investment	54,369	—	N/M
Interest on retail and certificate loans held for investment at fair value	36,276	65,076	(44)%
Interest on other loans held for investment at fair value	2,701	4,073	(34)%
Interest on securities available for sale	4,774	7,176	(33)%
Other	346	983	(65)%
Total interest income	112,317	129,971	(14)%

Interest expense:
Interest on deposits	2,713	—	N/M
Interest on short-term borrowings	2,267	13,153	(83)%
Interest on retail notes, certificates and secured borrowings	36,276	65,076	(44)%
Interest on Structured Program borrowings	5,876	8,372	(30)%
Interest on other long-term debt	774	235	N/M
Total interest expense	47,906	86,836	(45)%

Net interest income	64,411	43,135	49%

Total net revenue	310,221	171,544	81%

Provision for credit losses	56,127	7,469	N/M

Non-interest expense:
Compensation and benefits	136,345	141,342	(4)%
Marketing	54,652	40,895	34%
Equipment and software	17,174	14,501	18%
Occupancy	13,057	15,775	(17)%
Depreciation and amortization	23,274	29,484	(21)%
Professional services	23,123	23,906	(3)%
Other non-interest expense	26,766	24,411	10%
Total non-interest expense	294,391	290,314	1%

Loss before income tax expense	(40,297)	(126,239)	(68)%
Income tax expense (benefit)	(2,584)	319	N/M
Consolidated net loss	$(37,713)	$(126,558)	(70)%
N/M – Not meaningful
The analysis below is presented for the following periods: Second quarter of 2021 compared to the first quarter of 2021 (Sequential), second quarter of 2021 compared to the second quarter of 2020 (Quarter Over Quarter) and the first half of 2021 compared to the first half of 2020 (Six Months Over Six Months). Given that the acquisition of Radius occurred on February 1, 2021, the results of operations for the first quarter and first half of 2021 reflect only partial period results of the Bank.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	June 30, 2021	March 31, 2021	June 30, 2020	Q2 2021 vs Q2 2020	Q2 2021 vs Q1 2021
Origination fees (1)	$113,802	$55,559	$3,874	N/M	105%
Servicing fees	22,714	23,166	19,315	18%	(2)%
Gain on sales of loans	19,317	8,323	1,724	N/M	132%
Net fair value adjustments (2)	(4,098)	(5,321)	(6,032)	(32)%	(23)%
Total marketplace revenue	$151,735	$81,727	$18,881	N/M	86%

	Six Months Ended June 30,
	2021	2020	Change (%)
Origination fees (1)	$169,361	$140,117	21%
Servicing fees	45,880	61,074	(25)%
Gain on sales of loans	27,640	15,985	73%
Net fair value adjustments (2)	(9,419)	(95,818)	(90)%
Total marketplace revenue	233,462	121,358	92%
N/M – Not meaningful
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

The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Marketplace loans	$2,181,620	$1,138,736	$325,765	$3,320,356	$2,847,262
Loan originations held for investment	540,823	344,414	—	885,237	—
Total loan originations (1)	$2,722,443	$1,483,150	$325,765	$4,205,593	$2,847,262
(1)    Includes unsecured personal loans, auto loans, and education and patient finance loans only.

Origination fees recorded as a component of marketplace revenue were $113.8 million and $55.6 million for the second and first quarters of 2021, respectively, an increase of 105%. The increase was due to higher origination

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
volume of marketplace loans. Loan origination volume of marketplace loans increased to $2.18 billion for the second quarter of 2021 compared to $1.14 billion for the first quarter of 2021, an increase of 92%.

Origination fees were $113.8 million and $3.9 million for the second quarters of 2021 and 2020, respectively. The increase was primarily due to higher origination volume of marketplace loans. Loan origination volume of marketplace loans increased to $2.18 billion for the second quarter of 2021 compared to $325.8 million for the second quarter of 2020.

Origination fees were $169.4 million and $140.1 million for the first halves of 2021 and 2020, respectively, an increase of 21%. The increase was due to higher origination volume of marketplace loans, partially offset by the deferral of origination fees and costs on loans held for investment. Loan origination volume of marketplace loans increased to $3.3 billion for the first half of 2021 compared to $2.8 billion for the first half of 2020, an increase of 17%.

Servicing Fees

The Company receives servicing fees to compensate it for the costs incurred in servicing a loan, including managing payments from borrowers, collections and payments to investors. Servicing fee revenue related to whole loans sold also includes the change in fair value of servicing assets and liabilities associated with the loans.

The table below illustrates the outstanding principal balance of loans serviced, which is a key driver of servicing fees, by the method in which the loans were financed at the end of each period presented:

				Change (%)
	June 30, 2021	March 31, 2021	June 30, 2020	Q2 2021 vs Q2 2020	Q2 2021 vs Q1 2021
Outstanding Principal Balance of Loans Serviced On Our Platform (in millions):
Whole loans sold	$9,289	$9,185	$12,421	(25)%	1%
Retail notes, certificates and secured borrowings	414	537	851	(51)%	(23)%
LendingClub Bank	917	399	—	N/M	130%
Other loans invested in by the Company	121	150	690	(82)%	(19)%
Total	$10,741	$10,271	$13,962	(23)%	5%
N/M – Not meaningful

In addition to the loans serviced on our platform, the Company earns servicing fee revenue on $257.2 million in outstanding principal balance of loans as of June 30, 2021 that are serviced outside of our platform in connection with our acquisition of Radius.

Servicing fees remained relatively flat at $22.7 million and $23.2 million for the second and first quarters of 2021, respectively.

Servicing fees were $22.7 million and $19.3 million for the second quarters of 2021 and 2020, respectively, an increase of 18%. The increase in revenue was primarily due to negative fair value adjustments of our servicing asset recorded in the second quarter of 2020, partially offset due to lower principal balance of loans serviced.

Servicing fees were $45.9 million and $61.1 million for the first halves of 2021 and 2020, respectively, a decrease of 25%. The decrease in revenue was primarily due to a lower principal balance of loans serviced.

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

Gain on sales of loans was $19.3 million and $8.3 million for the second and first quarters of 2021, respectively, an increase of 132%. The increase was primarily due to an increase in the volume of loans sold.

Gain on sales of loans was $19.3 million and $1.7 million for the second quarters of 2021 and 2020, respectively. The increase was primarily due to an increase in the volume of loans sold.

Gain on sales of loans was $27.6 million and $16.0 million for the first halves of 2021 and 2020, respectively, an increase of 73%. The increase was primarily due to an increase in the volume of loans sold.

Net Fair Value Adjustments

The Company records fair value adjustments on loans that are recorded at fair value.

Net fair value adjustments were $(4.1) million and $(5.3) million for the second and first quarters of 2021, respectively, a decrease of 23%. The decrease was primarily due to higher loan sale prices.

Net fair value adjustments were $(4.1) million and $(6.0) million for the second quarters of 2021 and 2020, respectively, a decrease of 32%. The decrease was primarily due to higher loan sale prices and a decrease in charged-off loans.

Net fair value adjustments were $(9.4) million and $(95.8) million for the first halves of 2021 and 2020, respectively, a decrease of 90%. The decrease was primarily associated with fair value adjustments recorded in the first half of 2020 due to COVID-19, which included an increase in estimated expected credit losses and an increase in liquidity premiums.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Non-Interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The table below illustrates the composition of other non-interest income for each period presented:

	Three Months Ended			Change (%)
	June 30, 2021	March 31, 2021	June 30, 2020	Q2 2021 vs Q2 2020	Q2 2021 vs Q1 2021
Referral revenue	$2,762	$2,594	$625	N/M	6%
Realized gains (losses) on sales of securities available for sale and other investments	148	(244)	(2)	N/M	(161)%
Other	3,831	3,257	1,917	N/M	18%
Other non-interest income	$6,741	$5,607	$2,540	165%	20%
N/M – Not meaningful

	Six Months Ended June 30,
	2021	2020	Change (%)
Referral revenue	$5,356	$2,239	139%
Realized gains (losses) on sales of securities available for sale	(96)	(1)	N/M
Other	7,088	4,813	47%
Other non-interest income	$12,348	$7,051	75%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Interest Income

The tables below present net interest income information corresponding to interest-earning assets and interest-bearing funding sources on a standalone basis for LendingClub Bank and LendingClub Corporation (Parent only), and on a consolidated basis for the Company.

	Three Months Ended June 30, 2021
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents and restricted cash	$551,895	$186	0.13%	$99,419	$4	0.02%	$642,182	$190	0.12%
Securities available for sale at fair value	165,579	348	0.84%	108,377	2,191	8.09%	273,956	2,539	3.71%
Loans held for sale	144,037	5,723	15.89%	99,408	2,971	11.96%	243,445	8,694	14.29%
Loans and leases held for investment:
Unsecured personal loans	511,787	19,499	15.24%	—	—	—%	511,787	19,499	15.24%
Secured consumer loans	532,426	5,173	3.89%	—	—	—%	532,426	5,173	3.89%
Commercial loans and leases	623,735	9,062	5.81%	—	—	—%	623,735	9,062	5.81%
PPP loans	615,942	5,334	3.46%	—	—	—%	615,942	5,334	3.46%
Loans and leases held for investment	2,283,890	39,068	6.84%	—	—	—%	2,283,890	39,068	6.84%
Retail and certificate loans held for investment at fair value	—	—	—%	448,822	16,014	14.27%	448,822	16,014	14.27%
Other loans held for investment at fair value	—	—	—%	38,662	1,222	12.64%	38,662	1,222	12.64%
Total interest-earning assets	3,145,401	45,325	5.76%	794,688	22,402	11.28%	3,930,957	67,727	6.89%

Cash and due from banks and restricted cash	34,612			111,274			144,897
Allowance for loan and lease losses	(51,109)			—			(51,109)
Other non-interest earning assets	221,870			749,674			447,826
Total assets	$3,350,774			$1,655,636			$4,472,571

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$2,071,112	$1,618	0.31%	$—	$—	—%	$2,071,112	$1,618	0.31%
Savings accounts and certificates of deposit	301,939	81	0.11%	—	—	—%	301,939	81	0.11%
Interest-bearing deposits	2,373,051	1,699	0.29%	—	—	—%	2,373,051	1,699	0.29%
Short-term borrowings	2,138	1	0.06%	77,373	1,002	5.19%	79,511	1,003	5.05%
Advances from PPPLF	312,168	272	0.35%	—	—	—%	312,168	272	0.35%
Retail notes, certificates and secured borrowings	—	—	—%	449,057	16,014	14.27%	449,057	16,014	14.27%
Structured Program borrowings	—	—	—%	121,738	2,668	8.77%	121,738	2,668	8.77%
Other long-term debt	708	—	—%	15,696	166	4.22%	16,404	166	4.05%
Total interest-bearing liabilities	2,688,065	1,972	0.29%	663,864	19,850	11.96%	3,351,929	21,822	2.61%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2021
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	102,709			—			92,588
Other liabilities	100,835			225,521			276,723
Total liabilities	$2,891,609			$889,385			$3,721,240

Total equity	$459,165			$766,251			$751,331
Total liabilities and equity	$3,350,774			$1,655,636			$4,472,571

Interest rate spread			5.47%			(0.68)%			4.29%

Net interest income and net interest margin		$43,353	5.51%		$2,552	1.28%		$45,905	4.67%
(1)    Consolidated presentation reflects intercompany eliminations.
(2)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2021(1)(2)
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation(3)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets(4)
Cash, cash equivalents and restricted cash	$737,555	$138	0.11%	$216,698	$18	0.03%	$918,148	$156	0.10%
Securities available for sale at fair value	232,001	444	1.15%	130,620	1,791	5.48%	362,621	2,235	2.71%
Loans held for sale	64,720	1,615	14.97%	133,872	3,542	10.58%	198,592	5,157	12.01%
Loans and leases held for investment:
Unsecured personal loans	146,925	3,392	13.85%	—	—	—%	146,925	3,392	13.85%
Secured consumer loans	521,399	3,215	3.70%	—	—	—%	521,399	3,215	3.70%
Commercial loans and leases	605,495	5,119	5.07%	—	—	—%	605,495	5,119	5.07%
PPP loans	621,292	3,575	3.45%	—	—	—%	621,292	3,575	3.45%
Loans and leases held for investment	1,895,111	15,301	4.84%	—	—	—%	1,895,111	15,301	4.84%
Retail and certificate loans held for investment at fair value	—	—	—%	574,158	20,262	14.12%	574,158	20,262	14.12%
Other loans held for investment at fair value	—	—	—%	46,212	1,479	12.80%	46,212	1,479	12.80%
Total interest-earning assets	2,929,387	17,498	3.58%	1,101,560	27,092	9.84%	3,994,842	44,590	5.34%

Cash and due from banks and restricted cash	42,683			95,190			137,216
Allowance for loan and lease losses	(30,357)			—			(30,357)
Other non-interest earning assets	187,785			618,194			326,040
Total assets	$3,129,498			$1,814,944			$4,427,741

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,735,274	$913	0.33%	$—	$—	—%	$1,735,274	$913	0.33%
Savings accounts and certificates of deposit	323,800	101	0.19%	—	—	—%	323,800	101	0.19%
Interest-bearing deposits	2,059,074	1,014	0.30%	—	—	—%	2,059,074	1,014	0.30%
Short-term borrowings	1,829	0.3	0.09%	96,989	1,264	5.21%	98,818	1,264	5.12%
Advances from PPPLF	405,989	233	0.35%	—	—	—%	405,989	233	0.35%
Retail notes, certificates and secured borrowings	—	—	—%	574,192	20,262	14.12%	574,192	20,262	14.12%
Structured Program borrowings	—	—	—%	143,045	3,208	8.97%	143,045	3,208	8.97%
Other long-term debt	2,834	—	—%	15,771	103	2.61%	18,605	103	2.21%
Total interest-bearing liabilities	2,469,726	1,247	0.31%	829,997	24,837	11.97%	3,299,723	26,084	3.24%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2021(1)(2)
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation(3)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	156,034			—			119,272
Other liabilities	68,510			245,177			286,907
Total liabilities	$2,694,270			$1,075,174			$3,705,902

Shareholders’ equity	$435,228			$739,770			$721,839
Total liabilities and shareholders’ equity	$3,129,498			$1,814,944			$4,427,741

Interest rate spread			3.27%			(2.13)%			2.11%

Net interest income and net interest margin		$16,251	3.33%		$2,255	0.82%		$18,506	2.67%
(1)    For the two month period from February 1, 2021 through March 31, 2021, for LendingClub Bank.
(2)    Prior period amounts have been reclassified to conform to current period presentation and methodology, which includes non-interest earning assets, non-interest bearing liabilities and equity.
(3)    Consolidated presentation reflects intercompany eliminations.
(4)    Nonaccrual loans and any related income are included in their respective loan categories.

Interest on securities available for sale was $2.5 million and $2.2 million for the second and first quarters of 2021, respectively, an increase of 14%. The increase was primarily due to an increase in the average outstanding balance of securities available for sale.

Interest on loans held for sale was $8.7 million and $5.2 million for the second and first quarters of 2021, respectively, an increase of 69%. The increase was primarily due to an increase in the average outstanding balances of loans held for sale.

Interest and fees on loans and leases held for investment were $39.1 million and $15.3 million for the second and first quarters of 2021, respectively, and increase of 155%. The increase was due to an increase in the average outstanding balances of loans and leases held for investment.

Interest income on retail and certificate loans held for investment at fair value was $16.0 million and $20.3 million for the second and first quarters of 2021, respectively, a decrease of 21%. The decrease was primarily due to a decrease in the average outstanding balances of retail and certificate loans held for investment. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that were funded by notes, certificates and certain secured borrowings because loan balances, interest rates and maturities are matched and offset by an equal balance of notes, certificates or secured borrowings with the exact same interest rates and maturities. Interest expense on retail notes, certificates and secured borrowings was $16.0 million and $20.3 million for the second and first quarters of 2021, respectively, a decrease of 21%. The decrease was primarily due to a decrease in the average outstanding balance of retail notes, certificates and secured borrowings. We ceased offering and selling Retail Notes at December 31, 2020, therefore, this balance will continue to decline as underlying borrower payments are made.

Interest on other loans held for investment at fair value was $1.2 million and $1.5 million for the second and first quarters of 2021, respectively, a decrease of 17%. The decrease was primarily due to a decrease in the average outstanding balance of other loans held for investment at fair value.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest on deposits was $1.7 million and $1.0 million for the second and first quarters of 2021, respectively, an increase of 68%. The increase was primarily related to an increase in the average outstanding balance of deposits.

Interest on short-term borrowings was $1.0 million and $1.3 million for the second and first quarters of 2021, respectively, a decrease of 21%. The decrease was primarily due to a decrease in the average outstanding balance of short-term borrowings.

Interest on Structured Program borrowings was $2.7 million and $3.2 million for the second and first quarters of 2021, respectively, a decrease of 17%. The decrease was primarily due to a decrease in the average outstanding balance of Structured Program borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2020(1)
	Consolidated LendingClub Corporation(2)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (3)
Cash, cash equivalents and restricted cash	$359,760	$102	0.11%
Securities available for sale at fair value	232,405	3,397	5.85%
Loans held for sale	682,302	25,287	14.82%
Retail and certificate loans held for investment at fair value	830,297	29,700	14.30%
Other loans held for investment at fair value	67,668	2,074	12.26%
Total interest-earning assets	2,172,432	60,560	11.15%

Cash and cash equivalents and restricted cash	99,090
Other non-interest earning assets	370,899
Total assets	$2,642,421

Interest-bearing liabilities
Short-term borrowings	572,753	5,755	4.02%
Retail notes, certificates and secured borrowings	831,210	29,700	14.30%
Structured Program borrowings	197,851	6,072	12.28%
Other long-term debt	10,214	95	3.72%
Total interest-bearing liabilities	1,612,028	41,623	10.33%

Other liabilities	257,082
Total liabilities	$1,869,110

Total equity	$773,311
Total liabilities and equity	$2,642,421

Interest rate spread			0.81%

Net interest income and net interest margin		$18,937	3.49%
(1)    Prior period amounts have been reclassified to conform to current period presentation and methodology, which includes non-interest earning assets, non-interest bearing liabilities and equity.
(2)    Consolidated presentation reflects intercompany eliminations.
(3)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest on securities available for sale was $2.5 million and $3.4 million for the second quarters of 2021 and 2020, respectively, a decrease of 25%. The decrease was primarily due to a decrease in the average yield earned on securities available for sale, partially offset by an increase in the average outstanding balance of securities available for sale.

Interest on loans held for sale was $8.7 million and $25.3 million for the second quarters of 2021 and 2020, respectively, a decrease of 66%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for sale.

Interest and fees on loans and leases held for investment of $39.1 million for the second quarter of 2021 were related to the loans and leases acquired from Radius and $885.2 million of originated personal and auto loans retained for investment during the first half of 2021. There were no loans and leases held for investment at amortized cost for the second quarter of 2020.
Interest income on retail and certificate loans held for investment at fair value was $16.0 million and $29.7 million for the second quarters of 2021 and 2020, respectively, a decrease of 46%. The decrease was primarily due to a decrease in the average outstanding balances of retail and certificate loans held for investment. Interest expense on retail notes, certificates and secured borrowings was $16.0 million and $29.7 million for the second quarters of 2021 and 2020, respectively, a decrease of 46%. The decrease was primarily due to a decrease in the average outstanding balance of retail notes, certificates and secured borrowings.

Interest on other loans held for investment at fair value was $1.2 million and $2.1 million for the second quarters of 2021 and 2020, respectively, a decrease of 41%. The decrease was primarily due to a decrease in the average outstanding balance of other loans held for investment at fair value.

Interest on deposits of $1.7 million for the second quarter of 2021 was primarily related to the deposits assumed from Radius. There were no deposits held by the Company for the second quarter of 2020.

Interest on short-term borrowings was $1.0 million and $5.8 million for the second quarters of 2021 and 2020, respectively, a decrease of 83%. The decrease was primarily due to a decrease in the average outstanding balance of short-term borrowings.

Interest on Structured Program borrowings was $2.7 million and $6.1 million for the second quarters of 2021 and 2020, respectively, a decrease of 56%. The decrease was primarily due to a decrease in the average outstanding balance of Structured Program borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30, 2021(1)
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation(2)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (3)
Cash, cash equivalents and restricted cash	$624,921	$324	0.12%	$158,059	$22	0.03%	$760,361	$346	0.09%
Securities available for sale at fair value	191,705	792	0.99%	119,499	3,982	6.66%	311,204	4,774	3.07%
Loans held for sale	112,839	7,338	15.61%	116,545	6,513	11.18%	229,384	13,851	12.08%
Loans and leases held for investment:
Unsecured personal loans	368,275	22,891	14.92%	—	—	—%	368,275	22,891	14.92%
Secured consumer loans	528,089	8,388	3.81%	—	—	—%	528,089	8,388	3.81%
Commercial loans and leases	616,561	14,181	5.52%	—	—	—%	616,561	14,181	5.52%
PPP loans	618,046	8,909	3.46%	—	—	—%	618,046	8,909	3.46%
Loans and leases held for investment	2,130,971	54,369	6.12%	—	—	—%	2,130,971	54,369	6.12%
Retail and certificate loans held for investment at fair value	—	—	—%	511,144	36,276	14.19%	511,144	36,276	14.19%
Other loans held for investment at fair value	—	—	—%	42,416	2,701	12.74%	42,416	2,701	12.74%
Total interest-earning assets	3,060,436	62,823	4.93%	947,663	49,494	10.45%	3,985,480	112,317	6.18%

Cash and due from banks and restricted cash	37,787			103,232			140,196
Allowance for loan and lease losses	(42,808)			—			(42,808)
Other non-interest earning assets	208,290			684,277			390,741
Total assets	$3,263,705			$1,735,172			$4,473,609

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	1,939,015	2,531	0.32%	—	—	—%	1,939,015	2,531	0.26%
Savings accounts and certificates of deposit	310,538	182	0.14%	—	—	—%	310,538	182	0.12%
Interest-bearing deposits	2,249,553	2,713	0.29%	—	—	—%	2,249,553	2,713	0.29%
Short-term borrowings	2,014	1	0.15%	87,181	2,266	5.20%	89,196	2,267	5.08%
Advances from PPPLF	349,071	505	0.35%	—	—	—%	349,071	505	0.35%
Retail notes, certificates and secured borrowings	—	—	—%	511,624	36,276	14.19%	511,624	36,276	14.19%
Structured Program borrowings	—	—	—%	132,391	5,876	8.88%	132,391	5,876	8.88%
Other long-term debt	1,557	—	—%	15,734	269	3.43%	17,291	269	3.11%
Total interest-bearing liabilities	2,602,195	3,219	0.30%	746,930	44,687	11.97%	3,349,126	47,906	2.90%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30, 2021(1)
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation(2)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	124,039			—			100,597
Other liabilities	87,881			235,231			284,905
Total liabilities	$2,814,115			$982,161			$3,734,628

Total equity	$449,590			$753,011			$738,981
Total liabilities and equity	$3,263,705			$1,735,172			$4,473,609

Interest rate spread			4.63%			(1.53)%			3.28%

Net interest income and net interest margin		$59,604	4.67%		$4,807	1.01%		$64,411	3.83%
(1)    For the five month period from February 1, 2021 through June 30, 2021, for LendingClub Bank.
(2)    Consolidated presentation reflects intercompany eliminations.
(3)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30, 2020(1)
	Consolidated LendingClub Corporation(2)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (3)
Cash, cash equivalents and restricted cash	$327,327	$983	0.60%
Securities available for sale at fair value	254,108	7,176	5.65%
Loans held for sale	717,495	52,663	14.68%
Retail and certificate loans held for investment at fair value	912,372	65,076	14.26%
Other loans held for investment at fair value	63,655	4,073	12.80%
Total interest-earning assets	2,274,957	129,971	11.42%

Cash and due from banks and restricted cash	134,796
Other non-interest earning assets	378,473
Total assets	$2,788,226

Interest-bearing liabilities
Short-term borrowings	578,732	13,153	4.55%
Retail notes, certificates and secured borrowings	913,588	65,076	14.26%
Structured Program borrowings	162,669	8,372	10.29%
Other long-term debt	11,518	235	4.08%
Total interest-bearing liabilities	1,666,507	86,836	10.43%

Other liabilities	294,493
Total liabilities	$1,961,000

Total equity	$827,226
Total liabilities and equity	$2,788,226

Interest rate spread			1.00%

Net interest income and net interest margin		$43,135	3.79%
(1)    Prior period amounts have been reclassified to conform to current period presentation and methodology, which includes non-interest earning assets, non-interest bearing liabilities and equity.
(2)    Consolidated presentation reflects intercompany eliminations.
(3)    Nonaccrual loans and any related income are included in their respective loan categories.

Interest on securities available for sale was $4.8 million and $7.2 million for the first halves of 2021 and 2020, respectively, a decrease of 33%. The decrease was primarily due to a decrease in the average yield earned on securities available for sale, partially offset by an increase in the average outstanding balance of securities available for sale.

Interest on loans held for sale was $13.9 million and $52.7 million for the first halves of 2021 and 2020, respectively, a decrease of 74%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for sale.

Interest and fees on loans and leases held for investment of $54.4 million for the first half of 2021 were primarily related to the loans and leases acquired from Radius and $885.2 million of originated personal and auto loans retained for investment during the first half of 2021. There were no loans and leases held for investment at amortized cost for the first half of 2020.

Interest income on retail and certificate loans held for investment at fair value was $36.3 million and $65.1 million for the first halves of 2021 and 2020, respectively, a decrease of 44%. The decrease was primarily due to a decrease in the average outstanding balances of retail and certificate loans held for investment. Interest expense on retail

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
notes, certificates and secured borrowings was $36.3 million and $65.1 million for the first halves of 2021 and 2020, respectively, a decrease of 44%. The decrease was primarily due to a decrease in the average outstanding balance of retail notes, certificates and secured borrowings.

Interest on other loans held for investment at fair value was $2.7 million and $4.1 million for the first halves of 2021 and 2020, respectively, a decrease of 34%. The decrease was primarily due to a decrease in the average outstanding balance of other loans held for investment at fair value.

Interest on deposits of $2.7 million for the first half of 2021 was primarily related to the deposits assumed from Radius. There were no deposits held by the Company for the first half of 2020.

Interest on short-term borrowings was $2.3 million and $13.2 million for the first halves of 2021 and 2020, respectively, a decrease of 83%. The decrease was primarily due to a decrease in the average outstanding balance of short-term borrowings.

Interest on Structured Program borrowings was $5.9 million and $8.4 million for the first halves of 2021 and 2020, respectively, a decrease of 30%. The decrease was primarily due to a decrease in the average outstanding balance of Structured Program borrowings.

Provision for Credit Losses

The provision for credit losses includes the credit loss expense for loans and leases held for investment, credit impairments recorded on securities available for sale and the credit loss expense for unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2021	March 31, 2021	June 30, 2020	2021	2020
Credit loss expense for Radius loans at acquisition	$—	$6,929	$—	$6,929	$—
Credit loss expense for loans and leases held for investment	34,976	16,624	—	51,600	—
Credit (recovery) loss expense for unfunded lending commitments	(20)	410	—	390	—
Total credit loss expense	34,956	23,963	—	58,919	—
(Reversal of) impairment on securities available for sale	(322)	(2,470)	(3,511)	(2,792)	7,469
Total provision for (reversal of) credit losses	$34,634	$21,493	$(3,511)	$56,127	$7,469

The provision for credit losses was $34.6 million and $21.5 million for the second and first quarters of 2021, respectively. The increase was primarily due to an increase in the origination of personal loans retained as held for investment, partially offset by the impact from applying CECL to the Radius loans upon their acquisition in the first quarter of 2021.

The provision for (reversal of) credit losses was $34.6 million and $(3.5) million for the second quarters of 2021 and 2020, respectively. The increase was primarily due to the origination of personal loans retained as held for investment.

The provision for credit losses was $56.1 million and $7.5 million for the first halves of 2021 and 2020, respectively. The increase was primarily due to the origination of personal loans retained as held for investment and

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
the impact from applying CECL to the Radius loans upon their acquisition, partially offset by a reversal of impairment originally recorded in the securities available for sale portfolio in the first half of 2020.

The allowance for expected credit losses totaled $71.5 million at June 30, 2021, comprised of an allowance for loan and lease losses of $71.1 million and a reserve for unfunded lending commitments of $0.4 million. The allowance for loan and lease losses of $71.1 million includes $12.4 million related to the initial allowance measured on acquired Radius loans that were determined to have experienced a more-than-insignificant deterioration in credit quality since their origination date, and were therefore recorded as Purchased Credit Deteriorated (PCD) loans. Upon acquisition, the amortized cost of PCD loans was increased by the amount of the allowance, resulting in no impact to the provision for credit losses for the initial allowance.

The activity in the allowance for expected credit losses for the second quarter and first half of 2021 was as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Allowance for loan and lease losses, beginning of period	$36,132	$—
Credit loss expense for loans and leases held for investment (1)	34,976	58,529
Initial allowance for PCD loans acquired during the period (2)	—	12,440
Charge-offs	(246)	(246)
Recoveries	219	358
Allowance for loan and lease losses, end of period	$71,081	$71,081

Reserve for unfunded lending commitments, beginning of period	$410	$—
Credit loss expense for unfunded lending commitments	(20)	390
Reserve for unfunded lending commitments, end of period	$390	$390
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

The allowance for loan and lease losses represented 3.00% of total loans and leases held for investment, or 3.82% of total loans and leases held for investment excluding Paycheck Protection Program (PPP) loans. The allowance for loan and lease losses represented 417.78% of nonaccrual loans and leases as of June 30, 2021.

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

Loans that do not share common risk characteristics are evaluated individually to determine the allowance balance. Loans assessed individually include TDRs, reasonably expected TDRs and collateral-dependent loans. The allowance for individually assessed loans is generally determined using either DCF analyses or collateral valuations to determine if loan carrying values exceed what we expect to collect.

For additional information on the allowance for expected credit losses, see “Critical Accounting Estimates,” “ Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies,” and “Notes to Condensed Consolidated Financial Statements – Note 6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents nonaccrual loans and leases as of June 30, 2021:

June 30, 2021	Nonaccrual Loans and Leases (1)
Unsecured personal	$80
Residential mortgages	2,973
Secured consumer	9,503
Other consumer	—
Total nonaccrual consumer loans held for investment	12,556

Equipment finance	846
Commercial real estate	1,624
Commercial and industrial	1,988
Total nonaccrual commercial loans and leases held for investment	4,458

Total nonaccrual loans and leases held for investment	$17,014
(1)    There were no loans or leases that were 90 days or more past due and accruing as of June 30, 2021.

Nonaccrual loans and leases represented 0.72% of total loans and leases held for investment, or 0.91% of total loans and leases held for investment excluding PPP loans, as of June 30, 2021.

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

	Three Months Ended			Change (%)
	June 30, 2021	March 31, 2021	June 30, 2020	Q2 2021 vs Q2 2020	Q2 2021 vs Q1 2021
Non-interest expense:
Compensation and benefits	$71,925	$64,420	$65,797	9%	12%
Marketing	35,107	19,545	1,814	N/M	80%
Equipment and software	9,281	7,893	8,011	16%	18%
Occupancy	6,157	6,900	8,962	(31)%	(11)%
Depreciation and amortization	11,508	11,766	16,611	(31)%	(2)%
Professional services	11,520	11,603	9,765	18%	(1)%
Other non-interest expense	14,641	12,125	11,380	29%	21%
Total non-interest expense	$160,139	$134,252	$122,340	31%	19%
N/M – Not meaningful

	Six Months Ended June 30,
	2021	2020	Change (%)
Non-interest expense:
Compensation and benefits	$136,345	$141,342	(4)%
Marketing	54,652	40,895	34%
Equipment and software	17,174	14,501	18%
Occupancy	13,057	15,775	(17)%
Depreciation and amortization	23,274	29,484	(21)%
Professional services	23,123	23,906	(3)%
Other non-interest expense	26,766	24,411	10%
Total non-interest expense	$294,391	$290,314	1%

Compensation and benefits expense was $71.9 million, $64.4 million and $65.8 million for the second and first quarters of 2021 and second quarter of 2020, respectively, an increase of 12% sequentially and 9% year over year. The increases were primarily due to an increase in headcount related to the acquisition of Radius. The increase in compensation and benefits expense for the second quarter of 2021 compared to the second quarter of 2020 was partially offset by the workforce reduction in the second quarter of 2020 associated with the impact of COVID-19.

Compensation and benefits expense was $136.3 million and $141.3 million for the first halves of 2021 and 2020, respectively, a decrease of 4%. The decrease was primarily due to lower headcount as a result of a workforce reduction in the second quarter of 2020 associated with the impact of COVID-19, partially offset by the additional headcount added in the first quarter of 2021 related to the acquisition of Radius.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketing expense was $35.1 million and $19.5 million for the second and first quarters of 2021, respectively, an increase of 80%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume.

Marketing expense was $35.1 million and $1.8 million for the second quarters of 2021 and 2020, respectively. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume.

Marketing expense was $54.7 million and $40.9 million for the first halves of 2021 and 2020, respectively, an increase of 34%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume.

Equipment and software expense was $9.3 million and $7.9 million for the second and first quarters of 2021, respectively, an increase of 18%. The increase was primarily due to an increase in technology support and maintenance and expenses associated with the integration of Radius.

Equipment and software expense was $9.3 million and $8.0 million for the second quarters of 2021 and 2020, respectively, an increase of 16%. The increase was primarily due to an increase in expenses associated with the integration of Radius.

Equipment and software expense was $17.2 million and $14.5 million for the first halves of 2021 and 2020, respectively, an increase of 18%. The increase was primarily due to an increase in expenses associated with the integration of Radius, partially offset by one-time expenses in the first half of 2020 resulting from COVID-19.

Occupancy expense was $6.2 million and $6.9 million for the second and first quarters of 2021, respectively, a decrease of 11%. The decrease was primarily due to an impairment expense in the first quarter of 2021 related to our leasehold improvements.

Occupancy expense was $6.2 million and $9.0 million for the second quarters of 2021 and 2020, respectively, a decrease of 31%. The decrease was primarily due to lease impairment expenses in the second quarter of 2020 resulting from the impact of COVID-19.

Occupancy expense was $13.1 million and $15.8 million for the first halves of 2021 and 2020, respectively, a decrease of 17%. The decrease was primarily due to lease impairment expenses in the second quarter of 2020 resulting from the impact of COVID-19.

Depreciation and amortization expense remained relatively flat at $11.5 million and $11.8 million for the second and first quarters of 2021, respectively.

Depreciation and amortization expense was $11.5 million and $16.6 million for the second quarters of 2021 and 2020, respectively, a decrease of 31%. The decrease was primarily due to an increase in fully depreciated assets, partially offset by an increase in the amortization of intangible assets resulting from the acquisition of Radius.

Depreciation and amortization expense was $23.3 million and $29.5 million for the first halves of 2021 and 2020, respectively, a decrease of 21%. The decrease was primarily due to an increase in fully depreciated assets, partially offset by an increase in the amortization of intangible assets resulting from the acquisition of Radius.

Professional services remained relatively flat at $11.5 million and $11.6 million for the second and first quarters of 2021, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Professional services were $11.5 million and $9.8 million for the second quarters of 2021 and 2020, respectively, an increase of 18%. The increase was primarily due to a $2.5 million increase in professional fees associated with the acquisition of Radius.

Professional services were $23.1 million and $23.9 million for the first halves of 2021 and 2020, respectively, a decrease of 3%. The decrease was primarily due to a decrease in legal fees related to legacy issues, partially offset by an increase in professional fees associated with the acquisition of Radius.

Income Taxes

For the second quarter and first half of 2021, we recorded an income tax expense (benefit) of $0.2 million and ($2.6 million), respectively. The benefit for the first half of 2021 is primarily related to changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the acquisition of Radius. For the first half of 2020, we recorded an income tax expense of $0.3 million primarily attributable to the tax effects of other comprehensive income associated with the Company’s available for sale portfolio. We did not record any income tax expense (benefit) during the second quarter of 2020.

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

Segment Information

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s chief executive officer and chief financial officer to allocate resources and evaluate financial performance. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LendingClub Bank. Taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following tables:

	LendingClub Corporation (Parent only)		LendingClub Bank		Intercompany Eliminations		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Non-interest income:
Marketplace revenue	$23,021	$18,881	$128,714	$—	$—	$—	$151,735	$18,881
Other non-interest income	4,281	2,540	28,340	—	(25,880)	—	6,741	2,540
Total non-interest income	27,302	21,421	157,054	—	(25,880)	—	158,476	21,421

Interest income:
Interest income	22,402	60,560	45,325	—	—	—	67,727	60,560
Interest expense	(19,850)	(41,623)	(1,972)	—	—	—	(21,822)	(41,623)
Net interest income	2,552	18,937	43,353	—	—	—	45,905	18,937

Total net revenue	29,854	40,358	200,407	—	(25,880)	—	204,381	40,358

Reversal of (provision for) credit losses	322	3,511	(34,956)	—	—	—	(34,634)	3,511
Non-interest expense	(47,837)	(122,340)	(138,182)	—	25,880	—	(160,139)	(122,340)
Income (Loss) before income tax benefit (expense)	(17,661)	(78,471)	27,269	—	—	—	9,608	(78,471)
Income tax benefit (expense) (1)	8,922	—	12,513	—	(21,672)	—	(237)	—
Consolidated net income (loss)	$(8,739)	$(78,471)	$39,782	$—	$(21,672)	$—	$9,371	$(78,471)
(1)     Primarily due to reversal of deferred tax asset valuation allowance, which is eliminated upon consolidation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	LendingClub Corporation (Parent only)		LendingClub Bank		Intercompany Eliminations		Total
	Six Months Ended June 30,		Five Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Non-interest income:
Marketplace revenue	$68,686	$121,358	$164,776	$—	$—	$—	$233,462	$121,358
Other non-interest income	8,379	7,051	48,040	—	(44,071)	—	12,348	7,051
Total non-interest income	77,065	128,409	212,816	—	(44,071)	—	245,810	128,409

Interest income:
Interest income	49,494	129,971	62,823	—	—	—	112,317	129,971
Interest expense	(44,687)	(86,836)	(3,219)	—	—	—	(47,906)	(86,836)
Net interest income	4,807	43,135	59,604	—	—	—	64,411	43,135

Total net revenue	81,872	171,544	272,420	—	(44,071)	—	310,221	171,544

Reversal of (provision for) credit losses	2,792	(7,469)	(58,919)	—	—	—	(56,127)	(7,469)
Non-interest expense	(124,781)	(290,314)	(213,681)	—	44,071	—	(294,391)	(290,314)
Loss before income tax benefit (expense)	(40,117)	(126,239)	(180)	—	—	—	(40,297)	(126,239)
Income tax benefit (expense) (1)	11,214	(319)	12,536	—	(21,166)	—	2,584	(319)
Consolidated net income (loss)	$(28,903)	$(126,558)	$12,356	$—	$(21,166)	$—	$(37,713)	$(126,558)
(1)     Primarily due to reversal of deferred tax asset valuation allowance, which is eliminated upon consolidation.

The Company integrated its business acquisition of Radius into its reportable segments in the first quarter of 2021. As the Company’s reportable segments are based on legal organizational structure and LendingClub Bank was formed upon the acquisition, an analysis of the Company’s results of operations and material trends for the second quarter and first half of 2021 compared to the second quarter and first half of 2020 is provided on a consolidated basis in “Results of Operations.”

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

The following table presents the regulatory capital and ratios of the Company as of June 30, 2021 (in millions):

	LendingClub		Required Minimum plus Required CCB for Non-Leverage Ratios
June 30, 2021	Amount	Ratio
CET1 capital	$610.1	23.3%	7.0%
Tier 1 capital	$610.1	23.3%	8.5%
Total capital	$658.5	25.1%	10.5%
Tier 1 leverage	$610.1	15.2%	4.0%
Risk-weighted assets	$2,623.1	N/A	N/A
Quarterly adjusted average assets	$4,009.1	N/A	N/A
N/A – Not applicable

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table summarizes the Bank’s regulatory capital amounts and ratios at June 30, 2021 (in millions):

	LendingClub Bank		Required Minimum plus Required CCB for Non-Leverage Ratios
June 30, 2021	Amount	Ratio
CET1 capital	$396.5	18.7%	7.0%
Tier 1 capital	$396.5	18.7%	8.5%
Total capital	$423.2	19.9%	10.5%
Tier 1 leverage	$396.5	13.5%	4.0%
Risk-weighted assets	$2,123.0	N/A	N/A
Quarterly adjusted average assets	$2,941.2	N/A	N/A
N/A – Not applicable

In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the U.S. Basel III capital framework. In this regard, and unless otherwise directed by the FRB and the OCC, we have made commitments for the Company and the Bank (for a minimum of three years following its formation) to maintain a CET1 risk-based capital ratio of 11.0%, a Tier 1 risk-based capital ratio above 11.0%, a total risk-based capital ratio above 13.0%, and a Tier 1 leverage ratio of 11.0%. For further information on the U.S. Basel III framework, see “Part I – Item 1. Business – Regulation and Supervision – Regulatory Capital Requirements and Prompt Corrective Action” in our Annual Report.

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC jointly issued a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. This rule allows banking organizations to elect to delay the estimated impact of CECL on regulatory capital through 2021, followed by a three-year phase-in of the aggregate effect. The Company has elected this relief. At June 30, 2021, $14.8 million of this capital benefit was applied to the computation of CET1 capital.

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

As of June 30, 2021, cash and cash equivalents at the Bank were $493.9 million and deposits were $2.5 billion. Outstanding PPPLF borrowings were $195.5 million at June 30, 2021 and are collateralized by SBA PPP loans of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
the same amount originated by the Company. The Bank borrowed an additional $325.3 million in July 2021 under the PPPLF program for SBA PPP loans originated prior to June 30, 2021. In addition, the Bank has available Federal Home Loan Bank of Des Moines borrowing capacity totaling $149.0 million for pledged debt securities of $160.0 million. The Bank also has available borrowing capacity under the FRB Discount Window under the Borrower-in-Custody Program totaling $182.0 million for pledged loans of $401.3 million.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $72.5 million in cash and cash equivalents as of June 30, 2021. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

We believe, based on our projections, that our cash on hand, securities available for sale, available funds, and cash flow from operations is sufficient to meet our liquidity needs for the next twelve months. See “Item 1. Financial Statements – Condensed Consolidated Statements of Cash Flows” for additional detail regarding our cash flows.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates as of June 30, 2021:

June 30, 2021
200 basis point increase	2.3%
100 basis point decrease	0.1%

As the above table illustrates, our balance sheet is asset-sensitive; net interest income would benefit from an increase in interest rates, while a decline in interest rates would result in a decrease in net interest income.

The following table presents the maturities of loans and leases held for investment as of June 30, 2021:

	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	June 30, 2021
Unsecured personal	$—	$776,338	$—	$776,338
Residential mortgages	1,283	522	150,723	152,528
Secured consumer	—	8,997	317,321	326,318
Other consumer	157	—		157
Total consumer loans held for investment	1,440	785,857	468,044	1,255,341
Equipment finance	7,583	116,419	37,463	161,465
Commercial real estate	23,870	66,850	204,234	294,954
Commercial and industrial	167,804	389,734	100,828	658,366
Total commercial loans and leases held for investment	199,257	573,003	342,525	1,114,785
Total loans and leases held for investment	$200,697	$1,358,860	$810,569	$2,370,126
Loans and leases due after one year at fixed interest rates	$—	$1,307,349	$419,801	$1,727,150
Loans and leases due after one year at variable interest rates	$—	$51,512	$390,768	$442,280

For the weighted-average yields on the Company’s securities available for sale portfolio, see “Notes to Condensed Consolidated Financial Statements – Note 5. Securities Available for Sale.”

LendingClub Holding Company

At the holding company level, we continue to measure interest rate sensitivity by evaluating the change in fair value of certain assets and liabilities due to a hypothetical change in interest rates. Our legacy loan portfolio held at fair value will decline over time, and, as a result, the impact of interest rate changes on the fair value of the legacy portfolio will continue to diminish as the portfolio runs off. For additional detail regarding interest rate sensitivity on our legacy loan portfolio as well as our securities available for sale, servicing asset, and borrowings, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Contingencies

For a comprehensive discussion of contingencies as of June 30, 2021, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Supplemental Financial Information
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

	June 30, 2021				December 31, 2020
	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet
Assets
Total cash and cash equivalents	$—	$—	$568,646	$568,646	$—	$—	$524,963	$524,963
Restricted cash	—	14,156	109,740	123,896	—	13,473	90,049	103,522
Securities available for sale at fair value	—	—	277,505	277,505	—	—	142,226	142,226
Loans held for sale (4)	—	65,305	161,023	226,328	—	92,802	29,100	121,902
Loans and leases held for investment, net	—	—	2,299,045	2,299,045	—	—	—	—
Retail and certificate loans held for investment at fair value	367,552	23,810	—	391,362	584,066	52,620	—	636,686
Other loans held for investment at fair value (4)	—	31,149	3,374	34,523	—	46,120	3,834	49,954
Property, equipment and software, net	—	—	94,676	94,676	—	—	96,641	96,641
Goodwill	—	—	75,717	75,717	—	—	—	—
Other assets	2,323	647	275,433	278,403	3,797	1,134	182,468	187,399
Total assets	$369,875	$135,067	$3,865,159	$4,370,101	$587,863	$206,149	$1,069,281	$1,863,293
Liabilities and Equity
Total deposits	$—	$—	$2,539,704	$2,539,704	$—	$—	$—	$—
Short-term borrowings	—	—	68,781	68,781	—	—	104,989	104,989
Advances from PPPLF	—	—	195,481	195,481	—	—	—	—
Retail notes, certificates and secured borrowings at fair value	367,552	23,810	22	391,384	584,066	52,620	88	636,774
Payable on Structured Program borrowings (4)	—	110,871	—	110,871	—	152,808	—	152,808
Other long-term debt	—	—	15,650	15,650	—	—	—	—
Other liabilities	2,323	386	283,162	285,871	3,797	721	240,033	244,551
Total liabilities	369,875	135,067	3,102,800	3,607,742	587,863	206,149	345,110	1,139,122
Total equity	—	—	762,359	762,359	—	—	724,171	724,171
Total liabilities and equity	$369,875	$135,067	$3,865,159	$4,370,101	$587,863	$206,149	$1,069,281	$1,863,293
(1)    Represents loans held for investment at fair value that are funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by our Retail Program because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of $33.2 million and $53.8 million was equally matched and offset by interest income from the related loans of $33.2 million and $53.8 million for the first halves of 2021 and 2020, respectively, resulting in no net effect on our net interest income.
(2)    Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
generated by the associated assets. The creditors of the VIEs have no recourse to the general credit of the Company. Interest expense on these liabilities owned by third parties of $9.0 million and $20.6 million was equally matched and offset by interest income on the loans of $9.0 million and $20.6 million for the first halves of 2021 and 2020, respectively, resulting in no net effect on our net interest income. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale,” “Other loans held for investment at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.
(3)    Represents all other assets and liabilities of LendingClub, other than those related to our Retail Program and certain consolidated VIEs, but includes any economic interests held by LendingClub, including retained interests, residuals and equity of those consolidated VIEs.
(4)    The Company has sponsored Structured Program transactions that have been consolidated, resulting in an increase to “Other loans held for investment at fair value,” “Loans held for sale” and the related “Payable on Structured Program borrowings.” See “Notes to Condensed Consolidated Financial Statements – Note 13. Short-term Borrowings and Long-term Debt” for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first half of 2021, except as noted below.

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

A qualitative allowance which incorporates management’s judgement is also included in the estimation of expected future loan and lease losses, including qualitative adjustments in circumstances where the model output is inconsistent with management’s expectations with respect to expected credit losses. This allowance is used to adjust for limitations in modeled results related to the current economic conditions and capture risks in the portfolio such as considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which the Company conducts business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. As permitted by SEC guidance for newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by, and did not include an assessment of internal control over financial reporting as it relates to Radius which was acquired on February 1, 2021. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2021, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as described below, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 4, 2021, the Company and its CEO, Scott Sanborn, entered into an agreement (the Amendment to 2020 Award Agreements) to amend his stock awards granted into 2020 to provide that: (i) the remaining 148,453 shares subject to his 2020 restricted stock unit award shall be cash settled, and (ii) up to 3,792 shares subject to his 2020 performance-based restricted stock unit award shall be cash settled. The Amendment to 2020 Award Agreements is filed as Exhibit 10.1 to this Report and is incorporated herein by reference.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amendment to 2020 Award Agreements					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Audited financial statements of Radius Bancorp Inc. as of and for the years ended December 31, 2020 and 2019, and the related Independent Auditor's Report	8-K/A	001-36771	99.1	April 19, 2021
99.2	Unaudited Pro Forma Condensed Combined Balance Sheet of LendingClub Corporation as of December 31, 2020 and Unaudited Pro Forma Condensed Combined Statement of Income of LendingClub Corporation for the year ended December 31, 2020	8-K/A	001-36771	99.2	April 19, 2021
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	August 4, 2021	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	August 4, 2021	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer