Form 10-Q
period 2021-09-30
LendingClub Corp
filed 2021-11-03
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 29, 2021, there were 99,872,853 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “LendingClub,” “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its consolidated subsidiaries and consolidated variable interest entities (VIEs), including:

•LendingClub Bank, National Association (the Bank)
•Various entities established to facilitate loan sale transactions under LendingClub’s Structured Program, including sponsoring asset-backed securities transactions and Certificate Program transactions, where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal whole loans.
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
•our ability to attract new members, to expand our product offerings, to improve revenue and generate recurring earnings, to capture expense benefits, to increase resiliency, and to enhance regulatory clarity;
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
•the results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, increase our allowance for loan losses, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits;
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
•the adequacy of our corporate governance, risk-management framework and compliance programs;
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

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our condensed consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the SEC, that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$22,604	$5,197
Interest-bearing deposits in banks	839,547	519,766
Total cash and cash equivalents	862,151	524,963
Restricted cash (1)	77,577	103,522
Securities available for sale at fair value (includes $268,732 and $159,164 at amortized cost, respectively)	274,930	142,226
Loans held for sale at fair value (1)	152,160	121,902
Loans and leases held for investment	2,707,992	—
Allowance for loan and lease losses	(104,736)	—
Loans and leases held for investment, net	2,603,256	—
Retail and certificate loans held for investment at fair value (1)	298,541	636,686
Other loans held for investment at fair value (1)	27,229	49,954
Property, equipment and software, net	96,073	96,641
Goodwill	75,717	—
Other assets (1)	283,126	187,399
Total assets	$4,750,760	$1,863,293
Liabilities and Equity
Deposits:
Interest-bearing	2,614,663	—
Noninterest-bearing	224,056	—
Total deposits	2,838,719	—
Short-term borrowings	46,110	104,989
Advances from Paycheck Protection Program Liquidity Facility (PPPLF)	391,945	—
Retail notes, certificates and secured borrowings at fair value (1)	298,541	636,774
Payable on Structured Program borrowings (1)	89,252	152,808
Other long-term debt	15,563	—
Other liabilities (1)	265,840	244,551
Total liabilities	3,945,970	1,139,122
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 0 and 43,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 99,782,192 and 88,149,510 shares issued and outstanding, respectively	998	881
Additional paid-in capital	1,594,646	1,508,020
Accumulated deficit	(796,742)	(786,214)
Treasury stock, at cost; 4,251 and 0 shares, respectively	(92)	—
Accumulated other comprehensive income	5,980	1,484
Total equity	804,790	724,171
Total liabilities and equity	$4,750,760	$1,863,293
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

	September 30, 2021	December 31, 2020
Assets of consolidated VIEs, included in total assets above
Restricted cash	$14,827	$15,983
Loans held for sale at fair value	55,172	98,190
Retail and certificate loans held for investment at fair value	15,388	52,620
Other loans held for investment at fair value	27,033	50,102
Other assets	649	1,270
Total assets of consolidated variable interest entities	$113,069	$218,165
Liabilities of consolidated VIEs, included in total liabilities above
Retail notes, certificates and secured borrowings at fair value	$15,388	$52,620
Payable on Structured Program borrowings	89,252	152,808
Other liabilities	284	729
Total liabilities of consolidated variable interest entities	$104,924	$206,157

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-interest income (1):
Marketplace revenue	$174,556	$54,635	$408,018	$175,993
Other non-interest income	6,322	3,115	18,670	10,166
Total non-interest income	180,878	57,750	426,688	186,159

Interest income (1):
Interest on loans held for sale	8,536	14,916	22,387	67,579
Interest and fees on loans and leases held for investment	57,644	—	112,013	—
Interest on retail and certificate loans held for investment at fair value	12,172	27,117	48,448	92,193
Interest on other loans held for investment at fair value	973	1,948	3,674	6,021
Interest on securities available for sale	3,180	2,754	7,954	9,930
Other interest income	355	38	701	1,021
Total interest income	82,860	46,773	195,177	176,744

Interest expense (1):
Interest on deposits	1,899	—	4,612	—
Interest on short-term borrowings	849	3,179	3,116	16,332
Interest on retail notes, certificates and secured borrowings	12,172	27,117	48,448	92,193
Interest on Structured Program borrowings	2,120	3,046	7,996	11,418
Interest on other long-term debt	532	137	1,306	372
Total interest expense	17,572	33,479	65,478	120,315

Net interest income (1)	65,288	13,294	129,699	56,429

Total net revenue (1)	246,166	71,044	556,387	242,588

Provision for (reversal of) credit losses (1)	37,524	(3,669)	93,651	3,800

Non-interest expense (1):
Compensation and benefits	73,304	58,649	209,649	199,991
Marketing	50,782	2,135	105,434	43,030
Equipment and software	10,297	6,430	27,471	20,931
Occupancy	6,486	6,466	19,543	22,241
Depreciation and amortization	10,549	12,348	33,823	41,832
Professional services	11,750	8,817	34,873	32,723
Other non-interest expense	15,607	14,267	42,373	38,678
Total non-interest expense	178,775	109,112	473,166	399,426

Income (Loss) before income tax expense	29,867	(34,399)	(10,430)	(160,638)
Income tax expense (benefit)	2,682	(74)	98	245
Consolidated net income (loss)	$27,185	$(34,325)	$(10,528)	$(160,883)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations (Continued)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$27,185	$(34,325)	$(10,528)	$(160,883)
Net income (loss) per share attributable to common stockholders – Basic (2)	$0.27	$(0.38)	$(0.11)	$(2.35)
Net income (loss) per share attributable to common stockholders – Diluted (2)	$0.26	$(0.38)	$(0.11)	$(2.35)
Weighted-average common shares – Basic (2)	99,073,507	73,566,385	96,531,725	76,781,157
Weighted-average common shares – Diluted (2)	106,108,662	73,566,385	96,531,725	76,781,157
Net income (loss) per share attributable to preferred stockholders – Basic (2)	$0.00	$(0.38)	$(0.11)	$1.46
Net income (loss) per share attributable to preferred stockholders – Diluted (2)	$0.00	$(0.38)	$(0.11)	$1.46
Weighted-average common shares, as converted – Basic (2)	—	17,335,485	873,217	13,174,545
Weighted-average common shares, as converted – Diluted (2)	—	17,335,485	873,217	13,174,545
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
(2)    See “Notes to Condensed Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$27,185	$(34,325)	$(10,528)	$(160,883)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	1,106	6,502	4,496	(834)
Other comprehensive income (loss), before tax	1,106	6,502	4,496	(834)
Income tax effect	—	74	—	(245)
Other comprehensive income (loss), net of tax	1,106	6,428	4,496	(589)
Total comprehensive income (loss)	$28,291	$(27,897)	$(6,032)	$(161,472)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2021	—	$—	98,601,148	$986	$1,580,518	4,251	$(92)	$4,874	$(823,927)	$762,359
Stock-based compensation	—	—	—	—	17,971	—	—	—	—	17,971
Net issuances under equity incentive plans, net of tax	—	—	1,181,044	12	(3,843)	—	—	—	—	(3,831)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	1,106	—	1,106
Net income	—	—	—	—	—	—	—	—	27,185	27,185
Balance at September 30, 2021	—	$—	99,782,192	$998	$1,594,646	4,251	$(92)	$5,980	$(796,742)	$804,790

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,000	$—	88,149,510	$881	$1,508,020	—	$—	$1,484	$(786,214)	$724,171
Stock-based compensation	—	—	—	—	52,637	—	—	—	—	52,637
Net issuances under equity incentive plans, net of tax (1)	—	—	3,571,568	36	(7,392)	4,251	(92)	—	—	(7,448)
Net issuances of stock related to acquisition (2)	—	—	3,761,114	38	41,424	—	—	—	—	41,462
Exchange of preferred stock for common stock	(43,000)	—	4,300,000	43	(43)	—	—	—	—	—
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	4,496	—	4,496
Net loss	—	—	—	—	—	—	—	—	(10,528)	(10,528)
Balance at September 30, 2021	—	$—	99,782,192	$998	$1,594,646	4,251	$(92)	$5,980	$(796,742)	$804,790
(1)    Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(2)    Stock issued as part of the consideration paid related to the acquisition of Radius. See “Note 2. Business Acquisition.”

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity (Continued)
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

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities(1):
Consolidated net loss	$(10,528)	$(160,883)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Net fair value adjustments	6,714	99,144
Provision for credit losses	93,651	3,800
Change in fair value of loan servicing assets	39,584	48,046
Stock-based compensation, net	49,321	47,455
Depreciation, amortization, and accretion	9,273	44,055
Gain on sales of loans	(49,547)	(23,724)
Other, net	8,185	9,259
Net change to loans held for sale	(14,756)	375,782
Net change in operating assets and liabilities:
Other assets	(7,610)	55,035
Other liabilities	(6,000)	(133,012)
Net cash provided by operating activities	118,287	364,957
Cash Flows from Investing Activities(1):
Acquisition of company	(145,344)	—
Cash received from acquisition	668,236	—
Net change in loans and leases	(1,072,274)	5,987
Net decrease in retail and certificate loans	362,005	340,853
Purchases of securities available for sale	(78,914)	(53,536)
Proceeds from sales of securities available for sale	106,192	2,396
Proceeds from maturities and paydowns of securities available for sale	108,640	179,174
Purchases of property, equipment and software, net	(24,435)	(24,583)
Other investing activities	480	300
Net cash (used for) provided by investing activities	(75,414)	450,591
Cash Flows from Financing Activities(1):
Net change in demand deposits and savings accounts	809,488	—
Proceeds from PPPLF	325,194
Repayment on PPPLF	(354,211)	—
Proceeds from issuance of retail notes and certificates	—	237,283
Net decrease in retail notes and certificates	(362,160)	(580,841)
Principal payments on Structured Program borrowings	(70,496)	(51,635)
Proceeds from issuance of notes and certificates from Structured Program transactions	—	186,190
Principal payments on short-term borrowings	(69,163)	(1,558,150)
Principal payments on long-term debt	(2,834)	(14,419)
Proceeds from short-term borrowings	—	1,105,051
Deemed dividend paid to preferred stockholder	—	(50,204)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Other financing activities	(7,448)	(31,978)
Net cash provided by (used for) financing activities	268,370	(758,703)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$311,243	$56,845
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$628,485	$487,122
Cash, Cash Equivalents and Restricted Cash, End of Period	$939,728	$543,967
Supplemental Cash Flow Information:
Cash paid for interest	$62,926	$115,639
Cash paid for operating leases included in the measurement of lease liabilities	$15,895	$12,086
Non-cash investing activity(2):
Loans and leases held for investment transferred to loans held for sale	$154,082	$—
Net securities retained from Structured Program transactions	$—	$43,458
Accruals for property, equipment and software	$—	$1,260
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$—	$17,414
Net issuances of stock related to acquisition	$41,462	$—
Non-cash financing activity:
Exchange of common stock for preferred stock	$—	$207,244
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)     See “Notes to Condensed Consolidated Financial Statements – Note 8. Fair Value of Assets and Liabilities” for other non-cash investing activity.

The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$862,151	$524,963
Restricted cash	77,577	103,522
Total cash, cash equivalents and restricted cash	$939,728	$628,485

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine month period ended September 30, 2021, except as noted below.

Loans and Leases

The Company initially classifies loans and leases as either loans held for sale or loans held for investment based on management’s assessment of the Company’s intent and ability to hold the loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors, for example economic, liquidity, and capital levels. In order to reclassify loans to held for sale, management must have the intent to sell the loans and reasonably identify the specific loans to be sold.

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

Allowance for Expected Credit Losses

The allowance for expected credit losses for loans and leases, and reserve for unfunded lending commitments (collectively the allowance for expected credit losses (ACL)), are valuation reserves that represent the Company’s estimate of expected credit losses (ECL) on the Company’s assets measured at amortized cost and unfunded lending commitments. The allowance for expected credit losses is measured based on a lifetime expected loss model, which does not require a loss event to occur before a credit loss is recognized. Under the lifetime expected credit loss model, the Company estimates the allowance based on relevant available information related to past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

The Company evaluates its estimate of expected credit losses each reporting period and records any additions to the allowance on the Condensed Consolidated Statements of Operations as a provision for credit losses. Amounts determined to be uncollectible are charged-off to the allowance. Estimates of expected credit losses include expected recoveries of amounts previously charged-off and amounts expected to be charged-off. There could be instances where including expected recoveries of previously charged-off loans in the estimate of expected credit losses may result in a negative allowance.

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

Allowance Calculation Methodology

The Company generally estimates ECL over the contractual term of its loans. The contractual term is adjusted for estimated prepayments when appropriate. Expected renewals and extensions do not adjust the contractual term unless the extension or renewal option is through a troubled debt restructuring (TDR) that is reasonably expected to occur or represents an unconditionally cancellable option held by the borrower.

The quantitative, or modeled, component of the ACL is primarily based on statistical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current probability of default, loss given default and exposure at default, timing and amount of estimated prepayments, timing and amount of expected draws (for unfunded lending commitments), and relevant risk characteristics. Certain of the Company’s portfolios have limited historical loss data available internally. For these portfolios, the Company uses external credit loss information from the FDIC Call Report and Small Business Administration (SBA) data, which includes historical charge-off and balance data for peer banking institutions.

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

Individually Assessed Loans

Loans whose terms have been modified in a TDR and collateral-dependent financial assets are individually assessed for purposes of measuring expected credit losses. The allowance for expected credit losses on loans modified in a TDR is calculated using the discounted cash flow approach and is recorded as the difference between the amortized cost basis and the expected future cash flows. For purposes of discounting, the Company uses the original effective interest rate of the TDR loan.

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

The goodwill of each reporting unit is reviewed for impairment annually or whenever events or circumstances indicate that it is more likely than not that the estimated fair value of a reporting unit is below its carrying value. The Company’s annual impairment testing is completed in the fourth quarter. Impairment exists whenever the carrying value of goodwill exceeds its estimated fair value. Adverse changes in impairment indicators such as lower than forecast financial performance, increased competition, increased regulatory oversight, or unplanned changes in operations could result in impairment.

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

Adoption of New Accounting Standards

The Company did not adopt any new accounting standards during the nine month period ended September 30, 2021.

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

The table below presents certain unaudited pro forma financial information for illustrative purposes only, for the third quarters and first nine months of 2021 and 2020, as if the acquisition took place on January 1, 2020. The pro forma information combines the historical results of Radius with the Company’s, adjusting for the estimated impact of certain fair value adjustments for the respective periods. The pro forma information does not reflect changes to the provision for credit losses resulting from recording loan assets as fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total net revenue	$246,166	$120,359	$563,458	$335,355
Consolidated net income (loss)	$27,185	$(31,954)	$(17,464)	$(165,071)

For the third quarter and first nine months of 2021, total net revenue of $19.6 million and $56.4 million, respectively, from the Radius acquisition is included in the Company’s Condensed Consolidated Statements of Operations.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Three months ended September 30, 2020
	LendingClub Historical Presentation	Reclassification Adjustments	LendingClub Reclassified Amounts
Net Revenue
Transaction fees	$24,372	$(24,372)	$—
Interest income	46,773	(46,773)	—
Interest expense	(32,440)	32,440	—
Net fair value adjustments	(696)	696	—
Net interest income and fair value adjustments	13,637	(13,637)	—
Investor fees	25,850	(25,850)	—
Gain on sales of loans	7,739	(7,739)	—
Net investor revenue	47,226	(47,226)	—
Other revenue	3,115	(3,115)	—
Total net revenue	74,713	(74,713)	—
Non-interest income
Marketplace revenue (1)	—	54,635	54,635
Other non-interest income	—	3,115	3,115
Total non-interest income	—	57,750	57,750
Interest income
Interest on loans held for sale	—	14,916	14,916
Interest on retail and certificate loans held for investment at fair value	—	27,117	27,117
Interest on other loans held for investment at fair value	—	1,948	1,948
Interest on securities available for sale	—	2,754	2,754
Other interest income	—	38	38
Total interest income	—	46,773	46,773
Interest expense
Interest on short-term borrowings	—	3,179	3,179
Interest on retail notes, certificates and secured borrowings	—	27,117	27,117
Interest on Structured Program borrowings	—	3,046	3,046
Interest on other long-term debt	—	137	137
Total interest expense (2)	—	33,479	33,479
Net interest income	—	13,294	13,294
Total net revenue (3)	—	71,044	71,044
Reversal of credit losses (3)	—	(3,669)	(3,669)
Operating expenses
Sales and marketing	7,201	(7,201)	—
Origination and servicing	15,595	(15,595)	—
Engineering and product development	31,984	(31,984)	—
Other general and administrative	54,332	(54,332)	—
Total operating expenses	109,112	(109,112)	—
Non-interest expense
Compensation and benefits	—	58,649	58,649
Marketing	—	2,135	2,135
Equipment and software	—	6,430	6,430
Occupancy	—	6,466	6,466
Depreciation and amortization	—	12,348	12,348
Professional services	—	8,817	8,817
Other non-interest expense	—	14,267	14,267
Total non-interest expense	—	109,112	109,112
Loss before income tax expense	(34,399)	—	(34,399)
Income tax benefit	(74)	—	(74)
Consolidated net loss	$(34,325)	$—	$(34,325)
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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Nine months ended September 30, 2020
	LendingClub Historical Presentation	Reclassification Adjustments	LendingClub Reclassified Amounts
Net Revenue
Transaction fees	$164,489	$(164,489)	$—
Interest income	176,744	(176,744)	—
Interest expense	(114,447)	114,447	—
Net fair value adjustments	(108,812)	108,812	—
Net interest income and fair value adjustments	(46,515)	46,515	—
Investor fees	86,924	(86,924)	—
Gain on sales of loans	23,724	(23,724)	—
Net investor revenue	64,133	(64,133)	—
Other revenue	10,166	(10,166)	—
Total net revenue	238,788	(238,788)	—
Non-interest income
Marketplace revenue (1)	—	175,993	175,993
Other non-interest income	—	10,166	10,166
Total non-interest income	—	186,159	186,159
Interest income
Interest on loans held for sale	—	67,579	67,579
Interest on retail and certificate loans held for investment at fair value	—	92,193	92,193
Interest on other loans held for investment at fair value	—	6,021	6,021
Interest on securities available for sale	—	9,930	9,930
Other interest income	—	1,021	1,021
Total interest income	—	176,744	176,744
Interest expense
Interest on short-term borrowings	—	16,332	16,332
Interest on retail notes, certificates and secured borrowings	—	92,193	92,193
Interest on Structured Program borrowings	—	11,418	11,418
Interest on other long-term debt	—	372	372
Total interest expense (2)	—	120,315	120,315
Net interest income	—	56,429	56,429
Total net revenue (3)	—	242,588	242,588
Provision for credit losses (3)	—	3,800	3,800
Operating expenses
Sales and marketing	65,708	(65,708)	—
Origination and servicing	54,419	(54,419)	—
Engineering and product development	109,861	(109,861)	—
Other general and administrative	169,438	(169,438)	—
Total operating expenses	399,426	(399,426)	—
Non-interest expense
Compensation and benefits	—	199,991	199,991
Marketing	—	43,030	43,030
Equipment and software	—	20,931	20,931
Occupancy	—	22,241	22,241
Depreciation and amortization	—	41,832	41,832
Professional services	—	32,723	32,723
Other non-interest expense	—	38,678	38,678
Total non-interest expense	—	399,426	399,426
Loss before income tax expense	(160,638)	—	(160,638)
Income tax expense	245	—	245
Consolidated net loss	$(160,883)	$—	$(160,883)
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

Net Fair Value Adjustments: The Company records fair value adjustments on loans that are recorded at fair value.

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Origination fees	$129,125	$24,372	$298,486	$164,489
Servicing fees	20,819	25,850	66,699	86,924
Gain on sales of loans	21,907	7,739	49,547	23,724
Net fair value adjustments (1)	2,705	(3,326)	(6,714)	(99,144)
Total marketplace revenue	$174,556	$54,635	$408,018	$175,993
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

The following table presents the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the third quarters and first nine months of 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transaction fees	$3,677	$24,372	$29,453	$164,489
Referral fees	4,293	1,264	9,649	3,503
Total revenue from contracts with customers	$7,970	$25,636	$39,102	$167,992

The Company recognizes transaction and referral fees at each distinct instance after the Company satisfies its performance obligations. The Company had no bad debt expense for the third quarters and first nine months of 2021 and 2020. Because revenue is recognized at the same time that payments are received, the Company had no contract assets, contract liabilities, or deferred contract costs recorded as of both September 30, 2021 and December 31, 2020. Additionally, the Company did not recognize any revenue from performance obligations related to prior periods (for example, due to changes in transaction price) for the third quarters and first nine months of 2021 and 2020. For additional detail on the Company’s accounting policy regarding revenue recognition, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” in the Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Net Income (Loss) Per Share

The following tables detail the computation of the Company’s basic and diluted net income (loss) per share of common stock and Series A preferred stock:

Three Months Ended September 30,	2021		2020
	Common Stock	Preferred Stock (1)	Common Stock	Preferred Stock (1)
Net income (loss) attributable to stockholders	$27,185	$—	$(27,779)	$(6,546)
Weighted-average common shares – Basic	99,073,507	—	73,566,385	17,335,485
Weighted-average common shares – Diluted	106,108,662	—	73,566,385	17,335,485
Net income (loss) per share attributable to stockholders – Basic	$0.27	$0.00	$(0.38)	$(0.38)
Net income (loss) per share attributable to stockholders – Diluted	$0.26	$0.00	$(0.38)	$(0.38)

Nine Months Ended September 30,	2021		2020
	Common Stock	Preferred Stock (1)	Common Stock	Preferred Stock (1)
Allocation of undistributed consolidated net loss	$(10,434)	$(94)	$(129,968)	$(30,915)
Deemed dividend	—	—	(50,204)	50,204
Net income (loss) attributable to stockholders	$(10,434)	$(94)	$(180,172)	$19,289
Weighted-average common shares – Basic and Diluted	96,531,725	873,217	76,781,157	13,174,545
Net income (loss) per share attributable to stockholders – Basic and Diluted	$(0.11)	$(0.11)	$(2.35)	$1.46
(1)    Presented on an as-converted basis.

In February 2020, the Company entered into an exchange agreement with its largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), pursuant to which, on March 20, 2020, Shanda exchanged all of 19,562,881 shares of LendingClub common stock, par value of $0.01 per share, held by it for (i) 195,628 newly issued shares of mandatorily convertible, non-voting, LendingClub preferred stock, series A (Series A Preferred Stock), par value of $0.01 per share, and (ii) a one-time cash payment of $50.2 million. The Series A Preferred Stock is considered a separate class of common shares for purposes of calculating net income (loss) per share because it participates in earnings similar to common stock and does not receive any significant preferences over the common stock. As a result of the preferred stock outstanding during 2020 and the first quarter of 2021, Basic and Diluted EPS were computed using the two-class method, which is a net income (loss) allocation that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed income (loss). Shanda sold the remainder of its preferred stock during the first quarter of 2021 and, therefore, there were no shares of preferred stock outstanding as of March 31, 2021.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the weighted-average common stock that were excluded from the Company’s diluted net income (loss) per share computation because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Preferred stock	—	17,335,485	873,217	13,174,545
RSUs and PBRSUs	—	761,077	3,076,073	184,832
Stock options	—	160,382	139,868	228,066
Total	—	18,256,944	4,089,158	13,587,443

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of September 30, 2021 and December 31, 2020, were as follows:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. agency residential mortgage-backed securities	$115,691	$80	$(1,877)	$—	$113,894
Asset-backed senior securities(1)	37,635	73	—	—	37,708
Commercial mortgage-backed securities	28,963	48	(367)	—	28,644
Other asset-backed securities	27,642	244	(40)	—	27,846
U.S. agency securities	27,943	15	(548)	—	27,410
CLUB Certificate asset-backed securities(1)	21,520	2,672	(16)	—	24,176
Asset-backed subordinated securities(1)	5,836	6,070	—	(96)	11,810
Municipal securities	3,302	—	(60)	—	3,242
Other securities	200	—	—	—	200
Total securities available for sale(2)	$268,732	$9,202	$(2,908)	$(96)	$274,930

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Asset-backed senior securities(1)	$75,332	$67	$(27)	$—	$75,372
CLUB Certificate asset-backed securities(1)	54,525	576	(772)	(4,190)	50,139
Asset-backed subordinated securities(1)	29,107	2,128	(174)	(14,546)	16,515
Other securities	200	—	—	—	200
Total securities available for sale(2)	$159,164	$2,771	$(973)	$(18,736)	$142,226
(1)    As of September 30, 2021 and December 31, 2020, $39.0 million and $119.3 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    As of September 30, 2021, and December 31, 2020, includes $248.9 million and $133.5 million, respectively, of securities pledged as collateral at fair value.

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

The Company sponsored the sale of unsecured personal loans through the issuance of certificate securities under its Certificate Program. The CLUB Certificate issued securities retained by the Company are presented as “CLUB Certificate asset-backed securities” in the securities available for sale tables below. The Levered Certificate issued senior and subordinated securities retained by the Company are presented in aggregate with securities from asset-

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

backed securitizations as “Asset-backed senior securities” and “Asset-backed subordinated securities,” respectively, in the tables below. The “Other asset-backed securities” caption in the tables below primarily includes investment-grade rated bonds that are collateralized by student loan receivables and small business association loans.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded as of September 30, 2021 and December 31, 2020, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$100,063	$(1,877)	$—	$—	$100,063	$(1,877)
Asset-backed securities related to Structured Program transactions	—	—	1,583	(16)	1,583	(16)
Other asset-backed securities	6,142	(40)	—	—	6,142	(40)
Commercial mortgage-backed securities	25,783	(367)	—	—	25,783	(367)
U.S. agency securities	14,377	(548)	—	—	14,377	(548)
Municipal securities	3,242	(60)	—	—	3,242	(60)
Total securities with unrealized losses(1)	$149,607	$(2,892)	$1,583	$(16)	$151,190	$(2,908)

	Less than 12 months		12 months or longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$26,678	$(855)	$6,052	$(118)	$32,730	$(973)
Total securities with unrealized losses(1)	$26,678	$(855)	$6,052	$(118)	$32,730	$(973)
(1)    The number of investment positions with unrealized losses at September 30, 2021 and December 31, 2020 totaled 118 and 55, respectively.

During the third quarter and first nine months of 2020, the Company recorded an allowance for credit loss on those securities where there was a deterioration in future estimated cash flows. The Company also recorded unrealized losses on securities with fair value price reductions due to higher liquidity premiums observed due to the market dislocation related to COVID-19. In the third quarter and first nine months of 2021, the Company deemed it not necessary to record unrealized losses as an allowance for credit loss for certain securities due to the nature of those securities and their investment grade quality.

During the third quarter and first nine months of 2021, the Company recognized $0.5 million and $3.3 million in credit recovery, respectively. During the third quarter and first nine months of 2020, the Company recognized $3.7 million in credit recovery and $3.8 million in credit loss expense, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses for securities available for sale, by major security type, for the third quarters and first nine months of 2021 and 2020:

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of June 30, 2021	$(40)	$(552)	$(592)
Reversal of credit loss expense	40	456	496
Ending balance as of September 30, 2021	$—	$(96)	$(96)

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of December 31, 2020	$(4,190)	$(14,546)	$(18,736)
Reversal of credit loss expense	236	3,052	3,288
Reversal of allowance from PCD financial assets	3,954	11,398	15,352
Ending balance as of September 30, 2021	$—	$(96)	$(96)

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of June 30, 2020	$(6,587)	$(8,984)	$(15,571)
Reversal of credit loss expense	2,087	1,582	3,669
Allowance arising from PCD financial assets	—	(5,640)	(5,640)
Ending balance as of September 30, 2020	$(4,500)	$(13,042)	$(17,542)

Allowance for Credit Losses	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of January 1, 2020	$—	$—	$—
Provision for credit loss expense	(546)	(3,254)	(3,800)
Allowance arising from PCD financial assets	(3,954)	(9,788)	(13,742)
Ending balance as of September 30, 2020	$(4,500)	$(13,042)	$(17,542)

Securities available for sale purchased with credit deterioration during the third quarter and first nine months of 2020 were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Purchase price of PCD securities at acquisition	$446	$25,915
Allowance for credit losses on PCD securities at acquisition	5,640	13,742
Par value of acquired PCD securities at acquisition	$6,086	$39,657

There were no securities available for sale purchased with credit deterioration during the third quarter and first nine months of 2021.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of securities available for sale at September 30, 2021, were as follows:

	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due within 1 year:
Other securities	$200	$200
Total due within 1 year	200	200	0.02%
Due after 5 years through 10 years:
U.S. agency residential mortgage-backed securities	394	394
Other asset-backed securities	926	944
Commercial mortgage-backed securities	4,273	4,185
U.S. agency securities	4,023	4,024
Municipal securities	470	462
Total due after 5 years through 10 years	10,086	10,009	0.99%
Due after 10 years:
U.S. agency residential mortgage-backed securities	115,297	113,500
Other asset-backed securities	26,716	26,902
Commercial mortgage-backed securities	24,690	24,459
U.S. agency securities	23,920	23,386
Municipal securities	2,832	2,780
Total due after 10 years	193,455	191,027	1.54%
Asset-backed securities related to Structured Program transactions	64,991	73,694	13.40%
Total securities available for sale	$268,732	$274,930	4.39%
(1)    The weighted-average yield is computed using the amortized cost at September 30, 2021.

Proceeds and gross realized gains and losses from sales of securities available for sale were as follows:

	Nine Months Ended September 30,
	2021	2020
Proceeds	$106,192	$2,396
Gross realized gains	$708	$3
Gross realized losses	$(952)	$(4)

The were no sales of securities available for sale during the third quarters of 2021 and 2020. There were no Structured Program transactions in the third quarter and first nine months of 2021. During the third quarter and first nine months of 2020, the Company and Consumer Loan Underlying Bond Depositor LLC (Depositor), a subsidiary of the Company, sold a combined $0.2 billion and $1.3 billion, respectively, in asset-backed securities related to Structured Program transactions. There were no realized gains or losses related to such sales. For further information, see “Note 8. Fair Value of Assets and Liabilities.”

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

Accrued interest receivable is excluded from the amortized cost basis of loans and leases held for investment and is reported within “Other assets” on the Company’s Condensed Consolidated Balance Sheets. Accrued interest within that caption related to loans and leases held for investment was $12.2 million as of September 30, 2021.

Loans and Leases Held for Investment

The Company defines its loans and leases held for investment portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

September 30, 2021
Unsecured personal	$1,258,279
Residential mortgages	141,200
Secured consumer	314,539
Other consumer	1,220
Total consumer loans held for investment	1,715,238
Equipment finance (1)	157,457
Commercial real estate	316,135
Commercial and industrial (2)	519,162
Total commercial loans and leases held for investment	992,754
Total loans and leases held for investment	2,707,992
Allowance for loan and lease losses (ALLL)	(104,736)
Loans and leases held for investment, net (3)	$2,603,256
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.
(2)    Includes $367.6 million of pledged loans under the Paycheck Protection Program (PPP). PPP loans are guaranteed by the SBA and, therefore, the Company determined no allowance for expected credit losses is required on these loans.
(3)    As of September 30, 2021, the Company had $391.5 million in loans pledged as collateral under the FRB Discount Window.

	September 30, 2021
	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$1,715,238	$88,631	$1,626,607	5.2%
Total commercial loans and leases held for investment (2)	992,754	16,105	976,649	1.6%
Total loans and leases held for investment (2)	$2,707,992	$104,736	$2,603,256	3.9%
(1)    Calculated as the ratio of ALLL to loans and leases held for investment.
(2)    Excluding the PPP loans mentioned above, the ALLL represented 2.6% of commercial loans and leases held for investment and 4.5% of total loans and leases held for investment.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the allowance for expected credit losses by portfolio segment for the third quarter and first nine months of 2021 was as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$54,058	$17,023	$71,081	$—	$—	$—
Credit loss expense for loans and leases held for investment	37,695	(562)	37,133	91,194	4,468	95,662
Initial allowance for PCD loans acquired during the period (1)	—	—	—	603	11,837	12,440
Charge-offs	(3,142)	(1,194)	(4,336)	(3,232)	(1,350)	(4,582)
Recoveries	20	838	858	66	1,150	1,216
Allowance for loan and lease losses, end of period	$88,631	$16,105	$104,736	$88,631	$16,105	$104,736

Reserve for unfunded lending commitments, beginning of period	$—	$390	$390	$—	$—	$—
Credit loss expense for unfunded lending commitments	50	837	887	50	1,227	1,277
Reserve for unfunded lending commitments, end of period (2)	$50	$1,227	$1,277	$50	$1,227	$1,277
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
(2)    Relates to $115.5 million of unfunded commitments.

The Company did not recognize an allowance for loan and lease losses as of December 31, 2020 because it did not carry loans held for investment at amortized cost as of that date. During the first quarter of 2021, as a result of the Radius acquisition, the Company acquired and began originating loans held for investment at amortized cost. The allowance for loan and lease losses balance as of September 30, 2021 relates to the recognition of expected credit losses on these purchased and originated loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Consumer Lending Credit Quality Indicators

The Company evaluates the credit quality of its consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is based upon borrower payment activity relative to the contractual terms of the loan. The following table presents the classes of financing receivables within the consumer portfolio segment by credit quality indicator based on delinquency status as of September 30, 2021 and origination year:

September 30, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Unsecured personal
Current	$1,255,020	$—	$—	$—	$—	$—	$—	$1,255,020
30-59 days past due	1,806	—	—	—	—	—	—	1,806
60-89 days past due	849	—	—	—	—	—	—	849
90 or more days past due	604	—	—	—	—	—	—	604
Total unsecured personal	1,258,279	—	—	—	—	—	—	1,258,279
Residential mortgages
Current	17,210	40,108	28,246	7,848	2,700	41,889	1,266	139,267
30-59 days past due	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	93	—	—	93
90 or more days past due	—	—	—	674	251	915	—	1,840
Total residential mortgages	17,210	40,108	28,246	8,522	3,044	42,804	1,266	141,200
Secured consumer
Current	163,820	49,328	36,903	37,062	5,008	16,483	—	308,604
30-59 days past due	46	—	—	—	—	—	—	46
60-89 days past due	—	—	—	2,401	—	—	—	2,401
90 or more days past due	—	—	—	3,106	382	—	—	3,488
Total secured consumer	163,866	49,328	36,903	42,569	5,390	16,483	—	314,539
Other consumer
Current	1,208	—	—	—	—	—	12	1,220
30-59 days past due	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	—	—	—
Total other consumer	1,208	—	—	—	—	—	12	1,220
Total consumer loans held for investment	$1,440,563	$89,436	$65,149	$51,091	$8,434	$59,287	$1,278	$1,715,238

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

The following table presents the classes of financing receivables within the commercial portfolio segment by risk rating as of September 30, 2021 and origination year:

September 30, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Equipment finance
Pass	$45,557	$38,074	$31,501	$18,807	$7,069	$12,245	$—	$153,253
Special mention	1,583	—	1,877	—	—	—	—	3,460
Substandard	—	—	—	744	—	—	—	744
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	47,140	38,074	33,378	19,551	7,069	12,245	—	157,457
Commercial real estate
Pass	39,315	56,981	67,376	43,745	23,042	52,324	3,682	286,465
Special mention	—	8,372	—	1,369	1,032	10,506	—	21,279
Substandard	—	—	278	2,488	651	4,397	—	7,814
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	577	—	577
Total commercial real estate	39,315	65,353	67,654	47,602	24,725	67,804	3,682	316,135
Commercial and industrial
Pass	277,968	166,667	26,858	8,283	17,604	8,431	628	506,439
Special mention	—	—	2,256	650	554	40	—	3,500
Substandard	—	1,121	999	2,590	1,579	1,722	93	8,104
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	52	4	1,063	—	1,119
Total commercial and industrial (1)	277,968	167,788	30,113	11,575	19,741	11,256	721	519,162
Total commercial loans and leases held for investment	364,423	271,215	131,145	78,728	51,535	91,305	4,403	992,754
(1)    Includes $367.6 million of PPP loans.

The following table presents an analysis of the past-due loans and leases held for investment within the commercial portfolio segment at September 30, 2021:

September 30, 2021	Days Past Due
	Current-29	30-59	60-89	90 or more	Total
Equipment finance	$157,457	$—	$—	$—	$157,457
Commercial real estate	315,355	163	143	474	316,135
Commercial and industrial (1)	440,932	222	76,645	1,363	519,162
Total commercial loans and leases held for investment	$913,744	$385	$76,788	$1,837	$992,754
(1)    Includes $367.6 million of PPP loans. The past due loans consist of PPP loans and are guaranteed by the SBA.

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

The following table presents nonaccrual loans and leases as of September 30, 2021:

	September 30, 2021
	Nonaccrual(1)	Nonaccrual with no related ACL(2)
Unsecured personal	$604	$—
Residential mortgages	2,106	2,106
Secured consumer	5,888	382
Other consumer	—	—
Total nonaccrual consumer loans held for investment	8,598	2,488

Equipment finance	744	—
Commercial real estate	1,219	1,219
Commercial and industrial	1,415	1,067
Total nonaccrual commercial loans and leases held for investment	3,378	2,286

Total nonaccrual loans and leases held for investment	$11,976	$4,774
(1)     There were no loans and leases that were 90 days or more past due and accruing as of September 30, 2021.
(2)     Subset of total nonaccrual loans and leases.

	September 30, 2021
	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$8,598	0.5%
Total nonaccrual commercial loans and leases held for investment	3,378	0.3%
Total nonaccrual loans and leases held for investment (2)(3)	$11,976	0.4%
(1)     Calculated as the ratio of nonaccruing loans and leases to loans and leases held for investment.
(2)     The allowance for loan and lease losses represented 875% of nonaccrual loans and leases as of September 30, 2021.
(3)     Nonaccruing loans and leases represented 0.5% of total loans and leases held for investment, excluding PPP loans.

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

Acquired PCD loans during the first nine months of 2021 were as follows:

Nine Months Ended September 30, 2021
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

7. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Company’s Condensed Consolidated Balance Sheets for its transactions with consolidated and unconsolidated VIEs at September 30, 2021 and December 31, 2020. Additionally, the assets and liabilities in the table below exclude intercompany balances that eliminate in consolidation:

September 30, 2021	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$14,827	$—	$14,827
Securities available for sale at fair value	—	73,694	73,694
Loans held for sale at fair value	55,172	—	55,172
Retail and certificate loans held for investment at fair value	15,388	—	15,388
Other loans held for investment at fair value	27,033	—	27,033
Other assets	649	19,732	20,381
Total assets	$113,069	$93,426	$206,495
Liabilities
Retail notes, certificates and secured borrowings at fair value	$15,388	$—	$15,388
Payable on Structured Program borrowings	89,252	—	89,252
Other liabilities	284	—	284
Total liabilities	104,924	—	104,924
Total net assets	$8,145	$93,426	$101,571

December 31, 2020	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$15,983	$—	$15,983
Securities available for sale at fair value	—	142,026	142,026
Loans held for sale at fair value	98,190	—	98,190
Retail and certificate loans held for investment at fair value	52,620	—	52,620
Other loans held for investment at fair value	50,102	—	50,102
Other assets	1,270	32,865	34,135
Total assets	$218,165	$174,891	$393,056
Liabilities
Retail notes, certificates and secured borrowings at fair value	$52,620	$—	$52,620
Payable on Structured Program borrowings	152,808	—	152,808
Other liabilities	729	—	729
Total liabilities	206,157	—	206,157
Total net assets	$12,008	$174,891	$186,899

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

The following tables present a summary of financial assets and liabilities from the Company’s involvement with consolidated VIEs at September 30, 2021 and December 31, 2020:

September 30, 2021	Assets	Liabilities	Net Assets
LC Trust	$17,953	$(15,505)	$2,448
Consolidated trusts	95,116	(89,419)	5,697
Total consolidated VIEs	$113,069	$(104,924)	$8,145

December 31, 2020	Assets	Liabilities	Net Assets
LC Trust	$55,447	$(53,068)	$2,379
Consolidated trusts	162,460	(153,089)	9,371
Warehouse credit facility	258	—	258
Total consolidated VIEs	$218,165	$(206,157)	$12,008

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

Investment Fund

The Company has an equity investment in a private fund (Investment Fund) that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and historically purchased whole loans and interests in loans from the Company. As of September 30, 2021, the Company had an ownership interest of approximately 21% in the Investment Fund. The Company’s investment is deemed to be a variable interest in the Investment Fund because the Company shares in the expected returns and losses of the Investment Fund. The Company has requested a full redemption of its investment in the Investment Fund. At September 30, 2021, the Company’s investment was $7.7 million, which is recognized in “Other assets” on the Company’s Condensed Consolidated Balance Sheets.

The following tables summarize unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary at September 30, 2021 and December 31, 2020:

September 30, 2021		Carrying Value
	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Unconsolidated Trusts	$763,992	$31,253	$5,517	$36,770
Certificate Program	929,742	42,441	6,490	48,931
Investment Fund	37,533	—	7,725	7,725
Total unconsolidated VIEs	$1,731,267	$73,694	$19,732	$93,426

September 30, 2021	Maximum Exposure to Loss
	Securities Available for Sale	Other Assets	Net Assets
Unconsolidated Trusts	$31,253	$5,517	$36,770
Certificate Program	42,441	6,490	48,931
Investment Fund	—	7,725	7,725
Total unconsolidated VIEs	$73,694	$19,732	$93,426

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

The following tables summarize activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s financial statements for the third quarters and first nine months of 2021 and 2020:

Three Months Ended September 30,	2021		2020
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold (1)	$—	$—	$—	$233,852
Net gains recognized from loans securitized or sold	$—	$—	$—	$1,563
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$2,021	$3,131	$4,176	$6,697
Cash proceeds for interest received on senior securities and subordinated securities	$377	$598	$983	$1,847
(1)    Includes non-cash purchase and sale of loans requested by investors to facilitate a Structured Program transaction during the third quarter of 2020.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Nine Months Ended September 30,	2021		2020
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold (1)	$—	$—	$255,203	$871,489
Net gains (losses) recognized from loans securitized or sold	$—	$—	$(20)	$7,159
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (2)	$—	$—	$12,707	$31,423
Cash proceeds from loans securitized or sold	$—	$—	$237,764	$598,515
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$7,546	$12,054	$14,118	$20,919
Cash proceeds for interest received on senior securities and subordinated securities	$2,198	$4,388	$3,792	$6,740
(1)    Includes non-cash purchase and sale of loans requested by investors to facilitate a Structured Program transaction during the third quarter of 2020.
(2)    For Structured Program transactions, the Company retained asset-backed senior securities of $23.0 million, CLUB Certificate asset-backed securities of $18.3 million, and asset-backed subordinated securities of $2.9 million for the first nine months of 2020. The Company did not retain asset-backed securities related to Structured Program transactions during the first nine months of 2021.

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

As of September 30, 2021, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $1.7 billion, of which $42.4 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2020, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $3.2 billion, of which $94.8 million was attributable to off-balance sheet loans that were 31 days or more past due.

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

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value at September 30, 2021 and December 31, 2020:

September 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$152,160	$152,160
Retail and certificate loans held for investment at fair value	—	—	298,541	298,541
Other loans held for investment at fair value	—	—	27,229	27,229
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	113,894	—	113,894
Asset-backed senior securities and subordinated securities	—	37,708	11,810	49,518
Commercial mortgage-backed securities	—	28,644	—	28,644
Other asset-backed securities	—	27,846	—	27,846
U.S. agency securities	—	27,410	—	27,410
CLUB Certificate asset-backed securities	—	—	24,176	24,176
Municipal securities	—	3,242	—	3,242
Other securities	—	200	—	200
Total securities available for sale	—	238,944	35,986	274,930
Servicing assets	—	—	63,573	63,573
Other assets	—	3,235	5,357	8,592
Total assets	$—	$242,179	$582,846	$825,025

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$298,541	$298,541
Payable on Structured Program borrowings	—	—	89,252	89,252
Other liabilities	—	—	17,941	17,941
Total liabilities	$—	$—	$405,734	$405,734

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

Changes in the fair value of financial liabilities presented in the tables above, caused by a change in the Company’s risk are reported in other comprehensive income (OCI). For the third quarters and first nine months of 2021 and 2020, the amount reported in OCI is zero because these financial liabilities are either payable only upon receipt of cash flows from underlying loans or secured by cash collateral.

Financial instruments are categorized in the valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. Since the financial instruments listed in the tables above do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. Due to changes in the availability of market observable inputs, the Company transferred $517 thousand of asset-backed securities related to Structured Program transactions out of Level 3 during the first nine months of 2020. The Company did not transfer any other assets or liabilities in or out of Level 3 during the third quarters and first nine months of 2021.

Fair valuation adjustments are recorded through earnings related to Level 3 instruments for the third quarters and first nine months of 2021 and 2020. Certain unobservable inputs may (in isolation) have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. When multiple inputs are used within the valuation techniques, a change in one input in a certain direction may be offset by an opposite change from another input.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 loans held for sale at fair value at September 30, 2021 and December 31, 2020:

	Loans Held for Sale at Fair Value
	September 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	5.2%	11.6%	9.1%	7.6%	16.0%	8.5%
Net cumulative expected loss rates (1)	2.5%	25.6%	9.8%	5.0%	28.0%	8.2%
Cumulative expected prepayment rates (1)	30.6%	44.8%	36.0%	27.2%	41.2%	30.4%
(1)     Expressed as a percentage of the original principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of loans held for sale at fair value to adverse changes in key assumptions as of September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020
Loans held for sale at fair value	$152,160	$121,902
Expected weighted-average life (in years)	1.2	1.1
Discount rates
100 basis point increase	$(1,572)	$(1,151)
200 basis point increase	$(3,119)	$(2,282)
Expected credit loss rates on underlying loans
10% adverse change	$(675)	$(1,099)
20% adverse change	$(1,371)	$(2,220)
Expected prepayment rates
10% adverse change	$(1,568)	$(273)
20% adverse change	$(3,242)	$(556)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for sale at fair value on a recurring basis for the third quarters and first nine months of 2021 and 2020:

	Loans Held for Sale at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2021	$186,988	$(6,927)	$180,061
Originations and purchases	2,339,869	—	2,339,869
Sales	(2,342,158)	(85)	(2,342,243)
Principal payments and retirements	(27,211)	—	(27,211)
Charge-offs, net of recoveries	(1,138)	(209)	(1,347)
Change in fair value recorded in earnings	—	3,031	3,031
Balance at September 30, 2021	$156,350	$(4,190)	$152,160

	Loans Held for Sale at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2020	$668,262	$(81,169)	$587,093
Purchases	27,756	(6)	27,750
Transfers from loans held for investment and/or loans held for sale (1)	479	—	479
Sales	(442,744)	51,220	(391,524)
Principal payments and retirements	(44,439)	—	(44,439)
Charge-offs, net of recoveries	(6,565)	6,148	(417)
Change in fair value recorded in earnings	—	1,859	1,859
Balance at September 30, 2020	$202,749	$(21,948)	$180,801

	Loans Held for Sale at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$132,600	$(10,698)	$121,902
Originations and purchases	5,320,264	(1,629)	5,318,635
Transfers from loans and leases held for investment at amortized cost (1)	1,181	—	1,181
Sales	(5,211,984)	10,568	(5,201,416)
Principal payments and retirements	(78,946)	—	(78,946)
Charge-offs, net of recoveries	(6,765)	3,711	(3,054)
Change in fair value recorded in earnings	—	(6,142)	(6,142)
Balance at September 30, 2021	$156,350	$(4,190)	$152,160

	Loans Held for Sale at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$747,394	$(25,039)	$722,355
Purchases	1,430,213	(6)	1,430,207
Transfers to loans held for investment and/or loans held for sale (1)	(42,680)	—	(42,680)
Sales	(1,726,678)	82,076	(1,644,602)
Principal payments and retirements	(186,130)	—	(186,130)
Charge-offs, net of recoveries	(19,370)	17,945	(1,425)
Change in fair value recorded in earnings	—	(96,924)	(96,924)
Balance at September 30, 2020	$202,749	$(21,948)	$180,801
(1)    Represents non-cash activity.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Retail and Certificate Loans Held for Investment at Fair Value and Retail Notes, Certificates and Secured Borrowings

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for retail and certificate loans held for investment at fair value and the related retail notes, certificates and secured borrowings at September 30, 2021 and December 31, 2020:

	Retail and Certificate Loans Held for Investment at Fair Value, and Retail Notes, Certificates and Secured Borrowings
	September 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.9%	15.8%	10.0%	7.6%	15.0%	9.4%
Net cumulative expected loss rates (1)	3.0%	18.7%	8.7%	4.3%	28.1%	11.2%
Cumulative expected prepayment rates (1)	32.0%	41.0%	37.5%	27.3%	35.7%	30.4%
(1)     Expressed as a percentage of the original principal balance of the loan, note, certificate or secured borrowing.

Significant Recurring Level 3 Fair Value Input Sensitivity

At September 30, 2021 and December 31, 2020, the discounted cash flow methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related retail loans. As demonstrated by the following tables, the fair value adjustments for retail and certificate loans held for investment were largely offset by the corresponding fair value adjustments due to the payment dependent design of the retail notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following tables present additional information about Level 3 retail and certificate loans held for investment at fair value and retail notes, certificates and secured borrowings measured at fair value on a recurring basis for the third quarters and first nine months of 2021 and 2020:

	Retail and Certificate Loans Held for Investment at Fair Value			Retail Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2021	$413,935	$(22,573)	$391,362	$413,935	$(22,551)	$391,384
Principal payments and retirements	(94,152)	—	(94,152)	(94,152)	—	(94,152)
Charge-offs, net of recoveries	(5,775)	(3,293)	(9,068)	(5,775)	(3,315)	(9,090)
Change in fair value recorded in earnings	—	10,399	10,399	—	10,399	10,399
Balance at September 30, 2021	$314,008	$(15,467)	$298,541	$314,008	$(15,467)	$298,541

	Retail and Certificate Loans Held for Investment at Fair Value			Retail Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2020	$851,476	$(66,248)	$785,228	$851,476	$(65,548)	$785,928
Purchases	77,389	—	77,389	—	—	—
Transfers to retail and certificate loans held for investment and/or loans held for sale (1)	(324)	—	(324)	—	—	—
Issuances	—	—	—	77,389	—	77,389
Principal payments and retirements	(159,753)	—	(159,753)	(160,077)	—	(160,077)
Charge-offs, net of recoveries	(12,218)	2,049	(10,169)	(12,218)	1,358	(10,860)
Change in fair value recorded in earnings	—	15,903	15,903	—	16,217	16,217
Balance at September 30, 2020	$756,570	$(48,296)	$708,274	$756,570	$(47,973)	$708,597

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Retail and Certificate Loans Held for Investment at Fair Value			Retail Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$679,903	$(43,217)	$636,686	$679,903	$(43,129)	$636,774
Principal payments and retirements	(339,911)	—	(339,911)	(339,911)	—	(339,911)
Charge-offs, net of recoveries	(25,984)	3,890	(22,094)	(25,984)	3,735	(22,249)
Change in fair value recorded in earnings	—	23,860	23,860	—	23,927	23,927
Balance at September 30, 2021	$314,008	$(15,467)	$298,541	$314,008	$(15,467)	$298,541

	Retail and Certificate Loans Held for Investment at Fair Value			Retail Notes, Certificates and Secured Borrowings
	Outstanding Principal Balance	Valuation Adjustment	Fair Value	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$1,148,888	$(69,573)	$1,079,315	$1,148,888	$(67,422)	$1,081,466
Purchases	237,283	—	237,283	—	—	—
Transfers to retail and certificate loans held for investment and/or loans held for sale (1)	(17,903)	—	(17,903)	—	—	—
Issuances	—	—	—	237,283	—	237,283
Principal payments and retirements	(547,042)	—	(547,042)	(564,945)	—	(564,945)
Charge-offs, net of recoveries	(64,656)	33,562	(31,094)	(64,656)	31,345	(33,311)
Change in fair value recorded in earnings	—	(12,285)	(12,285)	—	(11,896)	(11,896)
Balance at September 30, 2020	$756,570	$(48,296)	$708,274	$756,570	$(47,973)	$708,597
(1)    Represents non-cash activity.

Other Loans Held for Investment at Fair Value

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 other loans held for investment at fair value at September 30, 2021 and December 31, 2020:

	Other Loans Held for Investment at Fair Value
	September 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.7%	11.0%	9.4%	7.5%	16.1%	8.8%
Net cumulative expected loss rates (1)	2.9%	12.3%	7.3%	5.0%	26.3%	10.3%
Cumulative expected prepayment rates (1)	30.6%	40.2%	35.2%	26.8%	39.7%	30.7%
(1)     Expressed as a percentage of the original principal balance of the loan.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of other loans held for investment at fair value to adverse changes in key assumptions as of September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020
Other loans held for investment at fair value	$27,229	$49,954
Expected weighted-average life (in years)	1.0	1.1
Discount rates
100 basis point increase	$(229)	$(541)
200 basis point increase	$(453)	$(1,073)
Expected credit loss rates on underlying loans
10% adverse change	$(135)	$(640)
20% adverse change	$(275)	$(1,295)
Expected prepayment rates
10% adverse change	$(223)	$(181)
20% adverse change	$(461)	$(368)

Fair Value Reconciliation

The following tables present additional information about Level 3 other loans held for investment at fair value on a recurring basis for the third quarters and first nine months of 2021 and 2020:

	Other Loans Held for Investment at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2021	$38,137	$(3,614)	$34,523
Purchases	6	2	8
Principal payments and retirements	(7,654)	—	(7,654)
Charge-offs, net of recoveries	(395)	324	(71)
Change in fair value recorded in earnings	—	423	423
Balance at September 30, 2021	$30,094	$(2,865)	$27,229

	Other Loans Held for Investment at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2020	$75,159	$(9,602)	$65,557
Purchases	201	(189)	12
Transfers to other loans held for investment and/or loans held for sale (1)	(155)	—	(155)
Principal payments and retirements	(8,205)	—	(8,205)
Charge-offs, net of recoveries	(768)	245	(523)
Change in fair value recorded in earnings	—	2,413	2,413
Balance at September 30, 2020	$66,232	$(7,133)	$59,099

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Other Loans Held for Investment at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$56,388	$(6,434)	$49,954
Purchases	161	(69)	92
Principal payments and retirements	(24,224)	—	(24,224)
Charge-offs, net of recoveries	(2,231)	1,653	(578)
Change in fair value recorded in earnings	—	1,985	1,985
Balance at September 30, 2021	$30,094	$(2,865)	$27,229

	Other Loans Held for Investment at Fair Value
	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$47,042	$(3,349)	$43,693
Purchases	1,314	(1,194)	120
Transfers from other loans held for investment and/or loans held for sale (1)	43,170	—	43,170
Principal payments and retirements	(21,838)	—	(21,838)
Charge-offs, net of recoveries	(3,456)	756	(2,700)
Change in fair value recorded in earnings	—	(3,346)	(3,346)
Balance at September 30, 2020	$66,232	$(7,133)	$59,099
(1)    Represents non-cash activity.

Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for asset-backed securities related to Structured Program transactions at September 30, 2021 and December 31, 2020:

	Asset-Backed Securities Related to Structured Program Transactions
	September 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	6.0%	38.0%	25.0%	2.2%	25.1%	8.4%
Net cumulative expected loss rates (1)	3.3%	19.2%	12.0%	5.4%	28.9%	18.8%
Cumulative expected prepayment rates (1)	15.4%	35.1%	28.9%	6.3%	30.5%	24.8%
(1)    Expressed as a percentage of the outstanding collateral balance.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of Level 2 and Level 3 asset-backed securities related to Structured Program transactions to changes in key assumptions at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$37,708	$11,810	$24,176
Expected weighted-average life (in years)	0.7	1.3	0.8
Discount rates
100 basis point increase	$(260)	$(109)	$(187)
200 basis point increase	$(515)	$(232)	$(370)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(854)	$(587)
20% adverse change	$—	$(1,746)	$(1,204)
Expected prepayment rates
10% adverse change	$—	$(473)	$(323)
20% adverse change	$—	$(1,106)	$(673)

	December 31, 2020
	Asset-Backed Securities Related to Structured Program Transactions
	Senior Securities	Subordinated Securities	CLUB Certificates
Fair value of interests held	$75,372	$16,515	$50,139
Expected weighted-average life (in years)	0.9	1.4	0.9
Discount rates
100 basis point increase	$(579)	$(161)	$(405)
200 basis point increase	$(1,145)	$(343)	$(800)
Expected credit loss rates on underlying loans
10% adverse change	$—	$(1,831)	$(1,528)
20% adverse change	$—	$(3,718)	$(3,095)
Expected prepayment rates
10% adverse change	$—	$(791)	$(659)
20% adverse change	$—	$(1,736)	$(1,343)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis for the third quarters and first nine months of 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value at beginning of period	$45,918	$95,590	$66,654	$110,796
Additions	488	446	1,445	26,458
Redemptions	(1,525)	(426)	(3,749)	(802)
Transfers	—	(517)	—	(517)
Cash received	(12,869)	(20,297)	(42,683)	(54,371)
Change in unrealized gain	2,110	3,413	6,968	288
Accrued interest	1,369	1,823	4,064	5,649
Reversal of (impairment on) securities available for sale	495	3,669	3,287	(3,800)
Fair value at end of period	$35,986	$83,701	$35,986	$83,701

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets at September 30, 2021 and December 31, 2020:

	Servicing Assets
	September 30, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.5%	15.1%	10.0%	4.8%	16.4%	9.9%
Net cumulative expected loss rates (1)	2.5%	25.5%	10.0%	4.5%	26.3%	12.5%
Cumulative expected prepayment rates (1)	32.3%	45.5%	37.1%	27.0%	38.9%	31.2%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions as of September 30, 2021 and December 31, 2020:

	Servicing Assets
	September 30, 2021	December 31, 2020
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(8,904)	$(7,379)
Servicing rate decrease by 0.10%	$8,904	$7,379

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions as of September 30, 2021 and December 31, 2020:

	Servicing Assets
	September 30, 2021	December 31, 2020
Fair value of servicing assets	$63,573	$56,347
Discount rates
100 basis point increase	$(523)	$(455)
200 basis point increase	$(1,047)	$(911)
Expected loss rates
10% adverse change	$(442)	$(346)
20% adverse change	$(884)	$(691)
Expected prepayment rates
10% adverse change	$(2,681)	$(1,596)
20% adverse change	$(5,362)	$(3,192)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis for the third quarters and first nine months of 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value at beginning of period	$58,728	$65,515	$56,347	$89,680
Issuances (1)	21,071	7,783	46,274	27,119
Change in fair value, included in Marketplace revenue	(14,984)	(13,376)	(39,584)	(48,046)
Other net changes included in Deferred revenue	(1,242)	(384)	536	(9,215)
Fair value at end of period	$63,573	$59,538	$63,573	$59,538
(1)    Represents the gains or losses on sales of the related loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value at September 30, 2021 and December 31, 2020:

September 30, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$2,603,256	$—	$—	$2,741,859	$2,741,859
Other assets	2,717	—	12,246	2,717	14,963
Total assets	$2,605,973	$—	$12,246	$2,744,576	$2,756,822
Liabilities:
Deposits	$73,065	$—	$—	$73,065	$73,065
Short-term borrowings	46,110	—	25,563	20,547	46,110
Advances from PPPLF	391,945	—	—	391,945	391,945
Other long-term debt	15,563	—	—	15,563	15,563
Other liabilities	45,457	—	20,910	24,547	45,457
Total liabilities	$572,140	$—	$46,473	$525,667	$572,140

December 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Total cash and cash equivalents (1)	$524,963	$—	$524,963	$—	$524,963
Restricted cash (1)	103,522	—	103,522	—	103,522
Other assets	914	—	914	—	914
Total assets	$629,399	$—	$629,399	$—	$629,399
Liabilities:
Short-term borrowings	$104,989	$—	$65,121	$39,868	$104,989
Other liabilities	57,536	—	43,984	13,552	57,536
Total liabilities	$162,525	$—	$109,105	$53,420	$162,525
(1)    Carrying amount approximates fair value due to the short maturity of these financial instruments.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2021	December 31, 2020
Internally developed software (1)	$105,978	$101,953
Leasehold improvements	36,053	35,140
Computer equipment	29,240	27,030
Purchased software	19,515	19,004
Furniture and fixtures	8,105	8,203
Construction in progress	4,782	2,761
Total property, equipment and software	203,673	194,091
Accumulated depreciation and amortization	(107,600)	(97,450)
Total property, equipment and software, net	$96,073	$96,641
(1)     Includes $27.3 million and $13.9 million of development in progress as of September 30, 2021 and December 31, 2020, respectively.

Depreciation and amortization expense on property, equipment and software was $9.0 million and $29.1 million for the third quarter and first nine months of 2021, respectively. Depreciation and amortization expense on property, equipment and software was $11.4 million and $34.8 million for the third quarter and first nine months of 2020, respectively.

The Company recorded impairment expense on its leasehold improvements and furniture and fixtures of $0.4 million and $1.9 million for the third quarter and first nine months of 2020, respectively. No impairment expense was recorded in the third quarter and first nine months of 2021.

The Company recorded impairment expense on its internally developed software of $0.2 million and $0.8 million for the third quarter and first nine months of 2021, respectively. The Company recorded impairment expense on its internally developed software of $0.2 million and $4.7 million for the third quarter and first nine months of 2020, respectively.

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

	September 30, 2021	December 31, 2020
Gross carrying value	$54,500	$39,500
Accumulated amortization	(31,979)	(28,073)
Net carrying value	$22,521	$11,427

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the third quarter and first nine months of 2021 was $1.3 million and $3.9 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2020 was $0.8 million and $2.4 million, respectively. There was no impairment loss for the third quarters and first nine months of 2021 and 2020.

The expected future amortization expense for intangible assets as of September 30, 2021, is as follows:

2021	$1,340
2022	4,847
2023	4,198
2024	3,549
2025	2,901
Thereafter	5,686
Total	$22,521

11. Other Assets

Other assets consist of the following:

	September 30, 2021	December 31, 2020
Operating lease assets	$79,862	$74,037
Servicing assets (1)	66,290	56,347
Intangible assets, net (2)	22,521	11,427
Other investments	18,497	8,275
Other	95,956	37,313
Total other assets	$283,126	$187,399
(1)    Loans underlying loan servicing rights had a total outstanding principal balance of $10.0 billion and $10.1 billion as of September 30, 2021 and December 31, 2020, respectively.
(2)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Deposits

Deposits consist of the following:

September 30, 2021
Interest-bearing deposits:
Checking accounts	$1,987,845
Savings and money market accounts	553,753
Certificates of deposit (1)	73,065
Total	$2,614,663
Noninterest-bearing deposits	224,056
Total deposits	$2,838,719
(1)    Includes $69.7 million in denominations of $100 thousand or more and $14.2 million in denominations in excess of $250 thousand federal insurance limits.

Total certificates of deposit at September 30, 2021 are scheduled to mature as follows:

2021	$16,093
2022	44,960
2023	10,708
2024	627
2025	231
Thereafter	446
Total certificates of deposit	$73,065

13. Short-term Borrowings and Long-term Debt

Short-term Borrowings:

Repurchase Agreements

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of September 30, 2021 and December 31, 2020, the Company had $46.1 million and $105.0 million in aggregate debt outstanding under its repurchase agreements, respectively, which is primarily amortized over time through regular principal and interest payments collected from the pledged securities. At September 30, 2021, a majority of the Company’s repurchase agreements have contractual repurchase dates ranging from September 2022 to March 2028. These contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life from 0.7 to 1.3 years. At September 30, 2021 and December 31, 2020, these repurchase agreements bore interest rates ranging from 2.51% to 6.72% and 3.05% to 4.00%, respectively, which are fixed or based on a benchmark of either the three-month LIBOR rate or the weighted-average interest rate of the securities sold plus a spread. Underlying securities retained and pledged as collateral under repurchase agreements were $66.4 million and $133.5 million at September 30, 2021 and December 31, 2020, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Long-term Debt:

Advances from PPPLF

As of September 30, 2021, outstanding PPPLF borrowings were $391.9 million and are collateralized by SBA PPP loans originated by the Company. The maturity date of the PPPLF borrowings matches the maturity date of the SBA PPP loans. When loans are forgiven by the SBA, the corresponding PPPLF advance is paid by the Company. The interest rate on the PPPLF borrowings is fixed at 0.35%.

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

The following table provides the balances of retail notes, certificates and secured borrowings at fair value at the end of the periods indicated:

	September 30, 2021	December 31, 2020
Retail notes	$283,141	$583,219
Certificates	15,388	52,620
Secured borrowings (1)	12	935
Total retail notes, certificates and secured borrowings	$298,541	$636,774
(1)    At December 31, 2020, a fair value of $0.8 million included in “Retail and certificate loans held for investment at fair value” was pledged as collateral for secured borrowings. There were no retail and certificate loans held for investment at fair value pledged as collateral for secured borrowings at September 30, 2021.

Payable on Structured Program Borrowings

The Company consolidated certain sponsored Structured Program transactions through master trusts comprised of unsecured personal whole loans. The Company is the primary beneficiary of the trusts, which are consolidated. As of September 30, 2021 and December 31, 2020, the certificate participations and securities held by third-party investors of $89.3 million and $152.8 million, respectively, are included in “Payable on Structured Program borrowings” in the Condensed Consolidated Balance Sheets and were secured by “Other loans held for investment at fair value” and “Loans held for sale” of $82.2 million and $148.3 million and restricted cash of $12.5 million and $13.5 million, respectively.

Other Long-term Debt

With the acquisition of Radius, the Company assumed subordinated notes with an outstanding amount of $15.3 million as of September 30, 2021. The subordinated notes are at a 6.5% fixed to floating rate and are due June 30, 2027. Fixed interest payments are due semiannually in arrears on June 30 and December 30 through

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

June 30, 2022. Subsequent to June 30, 2022, the rate resets quarterly at a rate equal to 3-month LIBOR plus 4.64%. The subordinated notes are junior in right to the repayment in full of all existing claims of creditors and depositors of the Company. The subordinated notes may be redeemed, in whole or in part, at par plus accrued unpaid interest after June 27, 2022 at the option of the Company.

14. Other Liabilities

Other liabilities consist of the following:

	September 30, 2021	December 31, 2020
Operating lease liabilities	$95,543	$94,538
Accrued expenses	48,514	14,382
Accrued compensation	33,167	28,805
Payable to investors	20,910	40,286
Accounts payable	7,866	3,698
Contingent liabilities (1)	2,540	21,592
Other	57,300	41,250
Total other liabilities	$265,840	$244,551
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

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Company’s Condensed Consolidated Statements of Operations, was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RSUs and PBRSUs	$16,691	$14,986	$49,130	$46,667
Stock options	118	136	582	788
Total stock-based compensation expense	$16,809	$15,122	$49,712	$47,455

The Company capitalized $1.2 million and $3.3 million of stock-based compensation expense associated with developing software for internal use during the third quarter and first nine months of 2021, respectively. The Company capitalized $1.2 million and $4.0 million of stock-based compensation expense associated with developing software for internal use during the third quarter and first nine months of 2020, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs during the first nine months of 2021:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	11,395,112	$11.26
Granted	5,494,222	$13.47
Vested	(3,800,624)	$12.06
Forfeited/expired	(2,082,511)	$11.94
Unvested at September 30, 2021	11,006,199	$11.97

During the first nine months of 2021, the Company granted 5,494,222 RSUs with an aggregate fair value of $74.0 million.

As of September 30, 2021, there was $122.2 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.3 years.

Performance-based Restricted Stock Units

PBRSUs are restricted stock unit awards that are earned and eligible for vesting (if applicable) based upon the achievement of certain pre-established performance metrics over a specific performance period. The Company’s PBRSU awards have a separate market-based component and/or a performance-based component. Certain of the Company’s PBRSU awards have additional time-based vesting for any earned shares. With respect to PBRSU awards with market-based metrics, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metrics), not adjusted for actual performance and expensed over the performance and vesting period. With respect to PBRSU awards with performance-based metrics, the compensation expense of the award is set at the time of grant (assuming a target level of achievement), adjusted for actual performance during the performance period and expensed over the performance and vesting period.

The following table summarizes the activities for the Company’s PBRSUs during the first nine months of 2021:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	1,441,311	$5.31
Granted	568,285	$22.54
Vested	(60,848)	$22.59
Forfeited/expired	(158,123)	$12.41
Unvested at September 30, 2021	1,790,625	$9.86

During the third quarter and first nine months of 2021, the Company recognized $1.6 million and $5.1 million in stock-based compensation expense related to PBRSUs, respectively. During the third quarter and first nine months of 2020, the Company recognized $0.7 million and $1.8 million in stock-based compensation expense related to PBRSUs, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As of September 30, 2021, there was $12.4 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.7 years.

16. Income Taxes

For the third quarter of 2021, the Company recorded an income tax expense of $2.7 million primarily related to income tax expense for state jurisdictions that limit net operating loss utilization. For the first nine months of 2021, the Company recorded an income tax expense of $0.1 million primarily related to income tax expense for state jurisdictions that limit net operating loss utilization, partially offset by changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the acquisition of Radius. For the third quarter and first nine months of 2020, the Company recorded an income tax expense (benefit) of $(0.1) million and $0.2 million, respectively, primarily attributable to the tax effects of other comprehensive income associated with the Company’s available for sale portfolio.

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

17. Leases

Lessor Arrangements

Upon the acquisition of Radius, the Company assumed lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the third quarter and first nine months of 2021, interest earned on Equipment Finance was $2.9 million and $8.1 million, respectively, and is included in “Interest and fees on loans and leases held for investment” in the Company’s Condensed Consolidated Statements of Operations.

The components of Equipment Finance assets are as follows:

September 30, 2021
Lease receivables	$125,767
Unguaranteed residual asset values	41,923
Unearned income	(10,568)
Deferred fees	335
Total (1)	$157,457
(1)    See “Note 6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” for additional information.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Future minimum lease payments based on maturity of the Company’s lessor arrangements at September 30, 2021 were as follows:

2021	$11,590
2022	43,075
2023	34,338
2024	25,975
2025	15,126
Thereafter	12,194
Total lease payments	$142,298
Discount effect	(16,531)
Present value of future minimum lease payments	$125,767

The Company did not have any lessor arrangements with related parties or any deferred selling profits as of September 30, 2021.

Lessee Arrangements

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space for its origination and servicing operations in the Salt Lake City area, Utah, and Westborough, Massachusetts. In addition, the Company assumed operating leases in Boston, Massachusetts upon the acquisition of Radius. As of September 30, 2021, the lease agreements have remaining lease terms ranging from approximately one year to ten years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with lease terms of approximately one year. As of September 30, 2021, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

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

The Company reviewed operating lease ROU assets for impairment. For the first nine months of 2021, the Company recognized a net impairment expense of $1.0 million on operating lease assets, included in “Occupancy expense” on the Company’s Condensed Consolidated Statement of Operations. The Company did not recognize an impairment expense on operating lease assets during the third quarter of 2021. For the third quarter and first nine months of 2020, the Company recognized a net impairment expense of $0.9 million and $3.6 million, respectively, on operating lease assets.

Balance sheet information as of September 30, 2021 and December 31, 2020 related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	September 30, 2021	December 31, 2020
Operating lease assets	Other assets	$79,862	$74,037
Operating lease liabilities (1)	Other liabilities	$95,543	$94,538
(1)    The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Components of net lease costs for the third quarters and first nine months of 2021 and 2020 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Net Lease Costs	Income Statement Classification	2021	2020	2021	2020
Operating lease costs (1)	Occupancy	$(4,561)	$(4,140)	$(14,315)	$(13,333)
Sublease revenue	Other non-interest income	1,538	1,538	4,612	4,609
Net lease costs		$(3,023)	$(2,602)	$(9,703)	$(8,724)
(1)    Includes variable lease costs of $0.4 million and $0.4 million for the third quarters of 2021 and 2020, respectively. Includes variable lease costs of $0.9 million and $1.1 million for the first nine months of 2021 and 2020, respectively.

Supplemental cash flow information related to the Company’s operating leases for the third quarters and first nine months of 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-cash operating activity:
Leased assets obtained in exchange for new and amended operating lease liabilities (1)	$—	$—	$12,914	$84
(1)    Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows. Amount includes noncash remeasurements of the operating lease ROU asset.

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of September 30, 2021 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2021	$5,209	$(1,699)	$3,510
2022	15,947	(2,918)	13,029
2023	12,465	—	12,465
2024	12,810	—	12,810
2025	13,163	—	13,163
Thereafter	62,350	—	62,350
Total lease payments	$121,944	$(4,617)	$117,327
Discount effect	26,401
Present value of future minimum lease payments	$95,543

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	September 30, 2021
Weighted-average remaining lease term (in years)	8.52
Weighted-average discount rate	5.41%

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

18. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 17. Leases.”

Loan Purchase Obligation

Prior to the acquisition of Radius, under the Company’s loan account program with WebBank, which served as the Company’s primary issuing bank for loans facilitated through the Company’s platform, WebBank retained ownership of the loans it originated for two business days after origination. As part of this arrangement, the Company was committed to purchase any loans that have been fully approved at par plus accrued interest, at the conclusion of the two business days. As of December 31, 2020, the Company was committed to purchase loans with an outstanding principal balance of $13.8 million at par. The Company was not committed to purchase any such loans as of September 30, 2021 as it now originates loans and no longer has a loan account program with WebBank.

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

As a result of the loan repurchase obligations described above, the Company repurchased $0.9 million and $2.8 million in loans or interests therein during the first nine months of 2021 and 2020, respectively.

Unfunded Loan Commitments

As of September 30, 2021, the contractual amount of unfunded loan commitments was $115.5 million. See “Note 6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

Purchase Commitments

If the Company could not arrange for other investors to invest in or purchase loans that the Company facilitated and that were originated by an issuing bank partner but did not meet the credit criteria for purchase by the issuing bank partner, the Company was contractually committed to purchase those loans. As of both September 30, 2021 and December 31, 2020, the Company had a $9.0 million deposit in a bank account to secure potential future purchases of these loans, if necessary. The funds are recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the first nine months of 2021 and 2020, the Company was required to purchase $18.9 million and $28.9 million of loans facilitated by the Company or Springstone Financial LLC (a previously held wholly-owned subsidiary of LendingClub), respectively. These purchased loans are held on the Company’s Condensed Consolidated Balance Sheets and have a fair value of $7.3 million and $4.5 million as of September 30, 2021 and December 31, 2020, respectively.

Legal

The Company is subject to various claims brought in a litigation or regulatory context. These matters include lawsuits, including but not limited to, putative class action lawsuits and routine litigation matters arising in the ordinary course of business. In addition, the Company is subject to federal or state regulatory examinations, investigations, or actions relating to the Company’s business practices or licensing. The majority of these claims and proceedings relate to or arise from alleged state or federal law and regulatory violations, or are alleged commercial disputes or consumer complaints. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate or range of the reasonably possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

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

On February 27, 2020, both the Company and the FTC filed various motions with the Court, including motions to exclude expert testimony and motions for summary judgment as to some or all of the claims in the case. The FTC also filed a motion for partial judgment on the pleadings in the case. These motions were heard by the Court on April 27, 2020. On June 1, 2020, the Court issued an order granting in part and denying in part both the Company’s and the FTC’s motions for summary judgment. The Court also denied the motions to exclude expert testimony and granted in part and denied in part the FTC’s motion for partial judgment on the pleadings. The FTC’s Gramm-Leach-Bliley Act claim has been dismissed from the case, but issues relating to the FTC’s three other claims will need to be tried. On July 30, 2020, the Company filed a motion to stay the litigation pending the U.S. Supreme Court’s decisions in two cases (F.T.C. v. Credit Bureau Center and AMG Capital Management, LLC v. F.T.C.) that

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

raise the issue whether the FTC is entitled to seek monetary relief under Section 13(b) of the FTC Act. On August 20, 2020, the Court issued an order granting the Company’s motion to stay proceedings in the case until the U.S. Supreme Court issues its decision in the Credit Bureau Center and AMG Capital Management cases. As a result of this order, the trial that was scheduled for October 19, 2020 will need to be rescheduled at a later date following the Supreme Court’s ruling. The Supreme Court has vacated its prior grant of review in the Credit Bureau Center case but heard oral argument in the AMG Capital Management case on January 13, 2021. The impact of the Supreme Court decision could impact the Company’s case which is why the trial was stayed pending the Supreme Court decision. On April 22, 2021, the Supreme Court ruled in favor of AMG Capital Management ordering that the FTC does not currently have the authority to obtain equitable monetary relief under the statute that is also applicable in the Company’s matter with the FTC. On July 14, 2021, the Company entered into an agreement with the FTC to conclude the FTC’s investigation and litigation (the Settlement). Pursuant to the terms of the Settlement, LendingClub made an $18 million payment for consumer remediation. The Settlement does not include any admission of liability, and LendingClub does not expect that the Settlement will impact its current operations. On July 19, 2021, the Court approved the Settlement and this matter is now concluded.

Class Action Lawsuit Following Announcement of FTC Litigation

In May 2018, following the announcement of litigation by the FTC against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et.al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserted the same causes of action as the original complaint and added additional allegations. That complaint was subsequently dismissed by the District Court with leave to amend. The lead plaintiffs filed a Second Amended Complaint on December 19, 2019, which modified and added certain allegations and dropped one of the former officer defendants as a defendant in the case, but otherwise advanced the same causes of action. On June 12, 2020, the District Court issued an order granting a motion to dismiss by the defendants without leave to amend, in part, and with leave to amend, in part. On July 27, 2020, the lead plaintiffs filed a notice with the District Court indicating their intention not to file a Third Amended Complaint and requesting that the District Court enter judgment. The District Court entered judgment and dismissed all claims in the case the same day. The lead plaintiffs appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit (Veal et al. v. LendingClub Corporation, et al., No. 20-16603). The Court of Appeals held oral arguments for the appeal on September 2, 2021. On September 21, 2021, the Court of Appeals affirmed the District Court’s dismissal of all claims against the defendants and, pending expiration of the period for the U.S. Supreme Court to grant certiorari in December 2021, this matter is now concluded.

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

The Company is routinely subject to examination for compliance with applicable laws and regulations in the states in which it is licensed. As of the date of this Report, the Company is subject to examination by the New York Department of Financial Services (NYDFS) and other regulators. The Company periodically has discussions with various regulatory agencies regarding its business model and has engaged in similar discussions with the NYDFS. During the course of such discussions with the NYDFS, which remain ongoing, the Company decided to voluntarily comply with certain rules and regulations of the NYDFS while it was not a bank holding company operating a

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

national bank. No assurances can be given as to the timing, outcome or consequences of this matter or others if or as they arise.

Putative Class Actions

In February 2020, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California (Erceg v. LendingClub Corporation, No. 4:20-cv-01153). The lawsuit alleges violations of California and Massachusetts law based on allegations that the Company recorded a call with plaintiff without notifying him that it would be recorded. Plaintiff seeks to represent a purported class of similarly situated individuals who had phone calls recorded by the Company without their knowledge and consent. The Company filed a motion to dismiss certain of plaintiff’s claims, strike nationwide class allegations, and, alternatively, to stay the litigation. Rather than oppose that motion, plaintiff filed an amended complaint. The Company again filed a motion to stay, or alternatively to dismiss certain of the claims in the amended complaint and to strike nationwide class allegations. That motion was heard by the Court on July 9, 2020. On July 28, 2020, the Court entered an order granting the Company’s motion to stay plaintiff’s California claims pending a decision by the California Supreme Court in a case involving the California Invasion of Privacy Act (Smith v. LoanMe, Inc.), dismissing with prejudice plaintiff’s claim under Massachusetts law, and denying the Company’s motion to strike plaintiff’s nationwide class allegations. In April 2021, the California Supreme Court issued a decision in the LoanMe case in a manner that permits plaintiff’s claims in the Company’s case to continue. The Company then filed its answer to plaintiff’s complaint and discovery began. The parties have since reached a tentative settlement, the terms of which are not material to the Company. No assurances can be given as to the timing, outcome or consequences of this matter.

In February 2021, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of Texas (Bradford v. Lending Club Corporation, No. 4:21-cv-00588). The lawsuit asserts a cause of action under the Fair Credit Reporting Act (FCRA) based on allegations that the Company obtained plaintiff’s credit report without his consent or authorization and without a permissible purpose under the FCRA. Plaintiff seeks to represent a class of allegedly similarly situated persons in the case and seeks monetary, injunctive, and declaratory relief, among other relief. Plaintiff has amended the complaint to assert additional allegations regarding the Company’s purported requests for plaintiff’s credit report from another credit reporting agency. The Company has since filed its answer to plaintiff’s complaint and discovery has begun. The Court has scheduled this matter for trial in September 2022. No assurances can be given as to the timing, outcome or consequences of this matter.

Certain Financial Considerations Relating to Litigation and Investigations

The Company had $2.5 million and $21.6 million in accrued contingent liabilities at September 30, 2021 and December 31, 2020, respectively.

In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurances can be given as to the timing, outcome or consequences of any of these matters.

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

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as an institution’s condition deteriorates and its PCA capitalization category declines. Among other things, institutions that are less than well-capitalized become subject to increasingly stringent restrictions on their ability to accept and/or rollover brokered deposits. At September 30, 2021, the Company’s and the Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since September 30, 2021 that management believes would change the Company’s categorization.

The following table summarizes the Bank’s regulatory capital amounts and ratios at September 30, 2021 (in millions):

	LendingClub Bank		Required Minimum plus Required CCB for Non-Leverage Ratios
September 30, 2021	Amount	Ratio
CET1 capital	$453.5	18.0%	7.0%
Tier 1 capital	$453.5	18.0%	8.5%
Total capital	$485.4	19.3%	10.5%
Tier 1 leverage	$453.5	14.1%	4.0%
Risk-weighted assets	$2,514.0	N/A	N/A
Quarterly adjusted average assets	$3,223.9	N/A	N/A
N/A – Not applicable

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the regulatory capital and ratios of the Company at September 30, 2021 (in millions):

	LendingClub		Required Minimum plus Required CCB for Non-Leverage Ratios
September 30, 2021	Amount	Ratio
CET1 capital	$656.2	22.8%	7.0%
Tier 1 capital	$656.2	22.8%	8.5%
Total capital	$708.2	24.6%	10.5%
Tier 1 leverage	$656.2	16.2%	4.0%
Risk-weighted assets	$2,881.1	N/A	N/A
Quarterly adjusted average assets	$4,049.8	N/A	N/A
N/A – Not applicable

At September 30, 2021, $24.2 million of this capital benefit was applied to the computation of the Company’s common equity Tier 1 capital.

20. Other Non-interest Income and Non-interest Expense

Other non-interest income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Referral revenue	$4,293	$1,264	$9,649	$3,503
Realized losses on sales of securities available for sale and other investments	—	—	(96)	(1)
Other	2,029	1,851	9,117	6,664
Total other non-interest income	$6,322	$3,115	$18,670	$10,166

Other non-interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consumer credit services	$4,266	$2,413	$11,798	$10,082
Other	11,341	11,854	30,575	28,596
Total other non-interest expense	$15,607	$14,267	$42,373	$38,678

21. Segment Reporting

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s chief executive officer and chief financial officer to allocate resources and evaluate financial performance. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LendingClub Bank. Taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return. Differences between separate entity and consolidated tax returns are eliminated upon consolidation.

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

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Non-interest income:
Marketplace revenue	$151,109	$—	$23,447	$54,635	$—	$—	$174,556	$54,635
Other non-interest income	25,393	—	4,140	3,115	(23,211)	—	6,322	3,115
Total non-interest income	176,502	—	27,587	57,750	(23,211)	—	180,878	57,750

Interest income:
Interest income	64,606	—	18,254	46,773	—	—	82,860	46,773
Interest expense	(2,270)	—	(15,302)	(33,479)	—	—	(17,572)	(33,479)
Net interest income	62,336	—	2,952	13,294	—	—	65,288	13,294

Total net revenue	238,838	—	30,539	71,044	(23,211)	—	246,166	71,044

Reversal of (provision for) credit losses	(38,019)	—	495	3,669	—	—	(37,524)	3,669
Non-interest expense	(161,101)	—	(40,885)	(109,112)	23,211	—	(178,775)	(109,112)
Income (Loss) before income tax benefit (expense)	39,718	—	(9,851)	(34,399)	—	—	29,867	(34,399)
Income tax benefit (expense)	(4,670)	—	12,607	74	(10,619)	—	(2,682)	74
Consolidated net income (loss)	$35,048	$—	$2,756	$(34,325)	$(10,619)	$—	$27,185	$(34,325)
Capital expenditures	$9,451	$—	$—	$5,000	$—	$—	$9,451	$5,000
Depreciation and amortization	$1,220	$—	$9,329	$12,348	$—	$—	$10,549	$12,348

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Total
	Eight Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Non-interest income:
Marketplace revenue	$315,885	$—	$92,133	$175,993	$—	$—	$408,018	$175,993
Other non-interest income	73,433	—	12,519	10,166	(67,282)	—	18,670	10,166
Total non-interest income	389,318	—	104,652	186,159	(67,282)	—	426,688	186,159

Interest income:
Interest income	127,429	—	67,748	176,744	—	—	195,177	176,744
Interest expense	(5,489)	—	(59,989)	(120,315)	—	—	(65,478)	(120,315)
Net interest income	121,940	—	7,759	56,429	—	—	129,699	56,429

Total net revenue	511,258	—	112,411	242,588	(67,282)	—	556,387	242,588

Reversal of (provision for) credit losses	(96,938)	—	3,287	(3,800)	—	—	(93,651)	(3,800)
Non-interest expense	(374,782)	—	(165,666)	(399,426)	67,282	—	(473,166)	(399,426)
Loss before income tax benefit (expense)	39,538	—	(49,968)	(160,638)	—	—	(10,430)	(160,638)
Income tax benefit (expense)	7,866	—	23,821	(245)	(31,785)	—	(98)	(245)
Consolidated net income (loss)	$47,404	$—	$(26,147)	$(160,883)	$(31,785)	$—	$(10,528)	$(160,883)
Capital expenditures	$22,624	$—	$1,811	$24,583	$—	$—	$24,435	$24,583
Depreciation and amortization	$2,810	$—	$31,013	$41,832	$—	$—	$33,823	$41,832

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Total
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Assets
Total cash and cash equivalents	$825,538	$—	$100,815	$524,963	$(64,202)	$—	$862,151	$524,963
Restricted cash	—	—	84,827	103,522	(7,250)	—	77,577	103,522
Securities available for sale at fair value	201,438	—	73,492	142,226	—	—	274,930	142,226
Loans held for sale at fair value	82,483	—	69,677	121,902	—	—	152,160	121,902
Loans and leases held for investment, net	2,603,256	—	—	—	—	—	2,603,256	—
Retail and certificate loans held for investment at fair value	—	—	298,541	636,686	—	—	298,541	636,686
Other loans held for investment at fair value	—	—	27,229	49,954	—	—	27,229	49,954
Property, equipment and software, net	26,457	—	69,616	96,641	—	—	96,073	96,641
Investment in subsidiary	—	—	511,394	—	(511,394)	—	—	—
Goodwill	75,717	—	—	—	—	—	75,717	—
Other assets	199,050	—	176,994	187,399	(92,918)	—	283,126	187,399
Total assets	4,013,939	—	1,412,585	1,863,293	(675,764)	—	4,750,760	1,863,293
Liabilities and Equity
Total deposits	2,910,171	—	—	—	(71,452)	—	2,838,719	—
Short-term borrowings	321	—	45,789	104,989	—	—	46,110	104,989
Advances from PPPLF	391,945	—	—	—	—	—	391,945	—
Retail notes, certificates and secured borrowings at fair value	—	—	298,541	636,774	—	—	298,541	636,774
Payable on Structured Program borrowings	—	—	89,252	152,808	—	—	89,252	152,808
Other long-term debt	—	—	15,563	—	—	—	15,563	—
Other liabilities	154,521	—	171,764	244,551	(60,445)	—	265,840	244,551
Total liabilities	3,456,958	—	620,909	1,139,122	(131,897)	—	3,945,970	1,139,122
Total equity	556,981	—	791,676	724,171	(543,867)	—	804,790	724,171
Total liabilities and equity	$4,013,939	$—	$1,412,585	$1,863,293	$(675,764)	$—	$4,750,760	$1,863,293

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

As of September 30, 2021, the Company had a $7.7 million investment and an approximate 21% ownership interest in an Investment Fund, a private fund that participates in a family of funds with other unrelated third parties. This family of funds purchases assets from third parties unrelated to the Company and, prior to 2020, purchased whole loans and interests in loans from the Company. The Company has requested a full redemption of its investment in the Investment Fund. The Company’s investment in the Investment Fund is recorded in “Other assets” on the Company’s Condensed Consolidated Balance Sheets. The Company believes all arrangements were on terms and conditions that were not more favorable than those obtained by other third-party investors. The Investment Fund provides audited financial statements annually and periodic investment statements throughout each calendar year on a delayed basis, which are used by the Company to evaluate performance and recoverability of its investment.

23. Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2021, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined no additional subsequent events were required to be recognized or disclosed.

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

Executive Summary

•Loan originations: Total loan originations for the third quarter of 2021 were $3.1 billion, improving 14% sequentially. The increase was primarily driven by the growth in personal loan origination volume.

•Total net revenue: Total net revenue for the third quarter of 2021 was $246.2 million, improving 20% sequentially and outpacing origination growth of 14%. The increase was primarily due to the growth in marketplace revenue and increased net interest income from the retained portfolio of consumer loans.
◦Marketplace revenue: Marketplace revenue for the third quarter of 2021 was $174.6 million, improving 15% sequentially. The increase was primarily driven by a higher volume of marketplace loans sold.
◦Net interest income: Net interest income for the third quarter of 2021 was $65.3 million, improving 42% sequentially. The increase was primarily driven an increase in personal loans retained in the held for investment loan portfolio.

•Provision for credit losses: Provision for credit losses for the third quarter of 2021 was $37.5 million, increasing 8% sequentially. The increase was primarily driven by an increase in personal loans retained in the held for investment loan portfolio.

•Total non-interest expense: Total non-interest expense for the third quarter of 2021 was $178.8 million, increasing 12% sequentially. The increase was primarily driven by an increase in variable marketing expenses based on higher origination volume.

•Consolidated net income: Consolidated net income for the third quarter of 2021 was $27.2 million, improving 190% sequentially.

•Deposits: Total deposits at September 30, 2021 were $2.8 billion, growing 12% sequentially, in line with growth in our loans held for investment.

•Notable items: In the third quarter of 2021, net income of $27.2 million and diluted earnings per share of $0.26 were negatively impacted by $51.5 million of notable items (net of tax): $34.0 million of Current Expected Credit Loss (CECL) provisioning and $17.5 million of net revenue deferrals, both driven by strong retained loan growth. These items reduced our diluted earnings per share by $0.49 in the third quarter of 2021.

The above summary should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety. For additional discussion related to our operating segments, see “Segment Information.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our selected financial data:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
Noninterest income	$180,878	$158,476	$57,750	$426,688	$186,159
Net interest income	$65,288	$45,905	13,294	$129,699	56,429
Total net revenue	$246,166	$204,381	$71,044	$556,387	$242,588

Consolidated net income (loss)	$27,185	$9,371	$(34,325)	$(10,528)	$(160,883)

EPS – basic	$0.27	$0.10	$(0.38)	$(0.11)	$(2.35)
EPS – diluted	$0.26	$0.09	$(0.38)	$(0.11)	$(2.35)

LendingClub Bank Performance Metrics:
Net interest margin	7.1%	5.5%	N/A	5.7%	N/A
Efficiency ratio (1)	67.5%	69.0%	N/A	73.3%	N/A
Return on average equity (ROE)	26.5%	34.7%	N/A	14.8%	N/A
Return on average total assets (ROA)	3.7%	4.7%	N/A	2.1%	N/A

LendingClub Bank Capital Ratios:
Common Equity Tier 1 Capital Ratio	18.0%	18.7%	N/A	18.0%	N/A
Tier 1 Leverage Ratio	14.1%	13.5%	N/A	14.1%	N/A

Consolidated LendingClub Corporation Performance Metrics:
Net interest margin	6.3%	4.7%	N/A	4.8%	N/A
Efficiency ratio (1)	72.6%	78.4%	N/A	85.0%	N/A
Return on average equity (ROE)	13.8%	5.0%	N/A	N/A	N/A
Return on average total assets (ROA)	2.4%	0.8%	N/A	N/A	N/A
Marketing as a % of loan originations	1.6%	1.3%	0.4%	1.4%	1.3%

Loan Originations (in millions)(2):
Marketplace loans	$2,471	$2,182	$584	$5,792	$3,431
Loan originations held for investment	636	541	—	1,521	—
Total loan originations	$3,107	$2,722	$584	$7,312	$3,431

Servicing portfolio AUM (in millions) (3)	$11,592	$10,741	$12,267	$11,592	$12,267
N/A – Not applicable
(1)    Calculated as the ratio of non-interest expense to total net revenue.
(2)    Includes unsecured personal loans, auto loans, and education and patient finance loans only.
(3)    Loans serviced on our marketplace platform, which includes personal and auto loans serviced for others and those retained for investment by the Company.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of the Three Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020
Balance Sheet Data:
Loans and leases held for investment, net, excluding PPP loans	$2,235,698	$1,791,492	$—
PPP loans	$367,558	$507,553	$—
Total loans and leases held for investment, net	$2,603,256	$2,299,045	$—
Total assets	$4,750,760	$4,370,101	$1,979,457
Total deposits	$2,838,719	$2,539,704	$—
Total liabilities	$3,945,970	$3,607,742	$1,245,565
Total equity	$804,790	$762,359	$733,892

Allowance Ratios:
Allowance for loan and lease losses to total loans and leases held for investment	3.9%	3.0%	N/A
Allowance for loan and lease losses to total loans and leases held for investment, excluding PPP loans	4.5%	3.8%	N/A
Allowance for loan and lease losses to consumer loans and leases held for investment	5.2%	4.3%	N/A
Allowance for loan and lease losses to commercial loans and leases held for investment	1.6%	1.5%	N/A
Allowance for loan and lease losses to commercial loans and leases held for investment, excluding PPP loans	2.6%	2.8%	N/A
N/A – Not applicable

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following tables set forth the Condensed Consolidated Statements of Operations data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2021	June 30, 2021	September 30, 2020	Q3 2021 vs Q3 2020	Q3 2021 vs Q2 2021
Non-interest income:
Marketplace revenue	$174,556	$151,735	$54,635	N/M	15%
Other non-interest income	6,322	6,741	3,115	103%	(6)%
Total non-interest income	180,878	158,476	57,750	N/M	14%

Interest income:
Interest on loans held for sale	8,536	8,694	14,916	(43)%	(2)%
Interest and fees on loans and leases held for investment	57,644	39,068	—	N/M	48%
Interest on retail and certificate loans held for investment at fair value	12,172	16,014	27,117	(55)%	(24)%
Interest on other loans held for investment at fair value	973	1,222	1,948	(50)%	(20)%
Interest on securities available for sale	3,180	2,539	2,754	15%	25%
Other	355	190	38	N/M	87%
Total interest income	82,860	67,727	46,773	77%	22%

Interest expense:
Interest on deposits	1,899	1,699	—	N/M	12%
Interest on short-term borrowings	849	1,003	3,179	(73)%	(15)%
Interest on retail notes, certificates and secured borrowings	12,172	16,014	27,117	(55)%	(24)%
Interest on Structured Program borrowings	2,120	2,668	3,046	(30)%	(21)%
Interest on other long-term debt	532	438	137	N/M	21%
Total interest expense	17,572	21,822	33,479	(48)%	(19)%

Net interest income	65,288	45,905	13,294	N/M	42%

Total net revenue	246,166	204,381	71,044	N/M	20%

Provision for (reversal of) credit losses	37,524	34,634	(3,669)	N/M	8%

Non-interest expense:
Compensation and benefits	73,304	71,925	58,649	25%	2%
Marketing	50,782	35,107	2,135	N/M	45%
Equipment and software	10,297	9,281	6,430	60%	11%
Occupancy	6,486	6,157	6,466	—%	5%
Depreciation and amortization	10,549	11,508	12,348	(15)%	(8)%
Professional services	11,750	11,520	8,817	33%	2%
Other non-interest expense	15,607	14,641	14,267	9%	7%
Total non-interest expense	178,775	160,139	109,112	64%	12%

Income (Loss) before income tax expense	29,867	9,608	(34,399)	187%	N/M
Income tax expense (benefit)	2,682	237	(74)	N/M	N/M
Consolidated net income (loss)	$27,185	$9,371	$(34,325)	179%	190%
N/M – Not meaningful

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2021	2020	Change (%)
Non-interest income:
Marketplace revenue	$408,018	$175,993	132%
Other non-interest income	18,670	10,166	84%
Total non-interest income	426,688	186,159	129%

Interest income:
Interest on loans held for sale	22,387	67,579	(67)%
Interest and fees on loans and leases held for investment	112,013	—	N/M
Interest on retail and certificate loans held for investment at fair value	48,448	92,193	(47)%
Interest on other loans held for investment at fair value	3,674	6,021	(39)%
Interest on securities available for sale	7,954	9,930	(20)%
Other	701	1,021	(31)%
Total interest income	195,177	176,744	10%

Interest expense:
Interest on deposits	4,612	—	N/M
Interest on short-term borrowings	3,116	16,332	(81)%
Interest on retail notes, certificates and secured borrowings	48,448	92,193	(47)%
Interest on Structured Program borrowings	7,996	11,418	(30)%
Interest on other long-term debt	1,306	372	N/M
Total interest expense	65,478	120,315	(46)%

Net interest income	129,699	56,429	130%

Total net revenue	556,387	242,588	129%

Provision for credit losses	93,651	3,800	N/M

Non-interest expense:
Compensation and benefits	209,649	199,991	5%
Marketing	105,434	43,030	145%
Equipment and software	27,471	20,931	31%
Occupancy	19,543	22,241	(12)%
Depreciation and amortization	33,823	41,832	(19)%
Professional services	34,873	32,723	7%
Other non-interest expense	42,373	38,678	10%
Total non-interest expense	473,166	399,426	18%

Loss before income tax expense	(10,430)	(160,638)	(94)%
Income tax expense	98	245	(60)%
Consolidated net loss	$(10,528)	$(160,883)	(93)%
N/M – Not meaningful
The analysis below is presented for the following periods: Third quarter of 2021 compared to the second quarter of 2021 (Sequential), third quarter of 2021 compared to the third quarter of 2020 (Quarter Over Quarter) and the first nine months of 2021 compared to the first nine months of 2020 (Nine Months Over Nine Months). Given that the acquisition of Radius occurred on February 1, 2021, the results of operations for the first nine months of 2021 reflect results of the Bank since the date of acquisition.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	September 30, 2021	June 30, 2021	September 30, 2020	Q3 2021 vs Q3 2020	Q3 2021 vs Q2 2021
Origination fees (1)	$129,125	$113,802	$24,372	N/M	13%
Servicing fees	20,819	22,714	25,850	(19)%	(8)%
Gain on sales of loans	21,907	19,317	7,739	183%	13%
Net fair value adjustments (2)	2,705	(4,098)	(3,326)	181%	(166)%
Total marketplace revenue	$174,556	$151,735	$54,635	N/M	15%

	Nine Months Ended September 30,
	2021	2020	Change (%)
Origination fees (1)	$298,486	$164,489	81%
Servicing fees	66,699	86,924	(23)%
Gain on sales of loans	49,547	23,724	109%
Net fair value adjustments (2)	(6,714)	(99,144)	(93)%
Total marketplace revenue	$408,018	$175,993	132%
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

The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Marketplace loans	$2,471,152	$2,181,620	$584,127	$5,791,508	$3,431,389
Loan originations held for investment	635,514	540,823	—	1,520,751	—
Total loan originations (1)	$3,106,666	$2,722,443	$584,127	$7,312,259	$3,431,389
(1)    Includes unsecured personal loans, auto loans, and education and patient finance loans only.

Origination fees recorded as a component of marketplace revenue were $129.1 million and $113.8 million for the third and second quarters of 2021, respectively, an increase of 13%. The increase was due to higher origination

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
volume of marketplace loans. Loan origination volume of marketplace loans increased to $2.47 billion for the third quarter of 2021 compared to $2.18 billion for the second quarter of 2021, an increase of 13%.

Origination fees were $129.1 million and $24.4 million for the third quarters of 2021 and 2020, respectively. The increase was primarily due to higher origination volume of marketplace loans. Loan origination volume of marketplace loans increased to $2.47 billion for the third quarter of 2021 compared to $584.1 million for the third quarter of 2020.

Origination fees were $298.5 million and $164.5 million for the first nine months of 2021 and 2020, respectively, an increase of 81%. The increase was due to higher origination volume of marketplace loans, partially offset by the deferral of origination fees and costs on loans held for investment. Loan origination volume of marketplace loans increased to $5.8 billion for the first nine months of 2021 compared to $3.4 billion for the first nine months of 2020, an increase of 69%.

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

The table below illustrates the outstanding principal balance of loans serviced, which is a key driver of servicing fees, by the method in which the loans were financed at the end of each period presented:

				Change (%)
	September 30, 2021	June 30, 2021	September 30, 2020	Q3 2021 vs Q3 2020	Q3 2021 vs Q2 2021
Outstanding Principal Balance of Loans Serviced On Our Marketplace Platform (in millions):
Whole loans sold	$9,744	$9,289	$11,249	(13)%	5%
Retail notes, certificates and secured borrowings	314	414	756	(58)%	(24)%
LendingClub Bank	1,438	917	—	N/M	57%
Other loans invested in by the Company	96	121	262	(63)%	(21)%
Total	$11,592	$10,741	$12,267	(6)%	8%
N/M – Not meaningful

In addition to the loans serviced on our marketplace platform, the Company earns servicing fee revenue on $243.6 million in outstanding principal balance of commercial loans sold as of September 30, 2021.

Servicing fees were $20.8 million and $22.7 million for the third and second quarters of 2021, respectively, a decrease of 8%. The decrease in revenue was primarily due to negative fair value adjustments of our servicing asset in the second quarter of 2021.

Servicing fees were $20.8 million and $25.9 million for the third quarters of 2021 and 2020, respectively, a decrease of 19%. The decrease in revenue was primarily due to a lower principal balance of loans serviced.

Servicing fees were $66.7 million and $86.9 million for the first nine months of 2021 and 2020, respectively, a decrease of 23%. The decrease in revenue was primarily due to a lower principal balance of loans serviced.

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

Gain on sales of loans was $21.9 million and $19.3 million for the third and second quarters of 2021, respectively, an increase of 13%. The increase was primarily due to an increase in the volume of marketplace loans sold.

Gain on sales of loans was $21.9 million and $7.7 million for the third quarters of 2021 and 2020, respectively, an increase of 183%. The increase was primarily due to an increase in the volume of marketplace loans sold.

Gain on sales of loans was $49.5 million and $23.7 million for the first nine months of 2021 and 2020, respectively, an increase of 109%. The increase was primarily due to an increase in the volume of marketplace loans sold.

Net Fair Value Adjustments

The Company records fair value adjustments on loans that are recorded at fair value.

Net fair value adjustments were $2.7 million and $(4.1) million for the third and second quarters of 2021, respectively, an improvement of $6.8 million. The increase was primarily due to higher loan sale prices.

Net fair value adjustments were $2.7 million and $(3.3) million for the third quarters of 2021 and 2020, respectively, an improvement of $6.0 million. The increase was primarily due to higher loan sale prices and a decrease in estimated expected credit losses.

Net fair value adjustments were $(6.7) million and $(99.1) million for the first nine months of 2021 and 2020, respectively, an improvement of $92.4 million. The improvement was primarily associated with fair value adjustments recorded in the first quarter of 2020 due to COVID-19, which included an increase in estimated expected credit losses and an increase in liquidity premiums.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Non-Interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The table below illustrates the composition of other non-interest income for each period presented:

	Three Months Ended			Change (%)
	September 30, 2021	June 30, 2021	September 30, 2020	Q3 2021 vs Q3 2020	Q3 2021 vs Q2 2021
Referral revenue	$4,293	$2,762	$1,264	N/M	55%
Realized gains on sales of securities available for sale and other investments	—	148	—	N/M	(100)%
Other	2,029	3,831	1,851	10%	(47)%
Other non-interest income	$6,322	$6,741	$3,115	103%	(6)%
N/M – Not meaningful

	Nine Months Ended September 30,
	2021	2020	Change (%)
Referral revenue	$9,649	$3,503	175%
Realized losses on sales of securities available for sale and other investments	(96)	(1)	N/M
Other	9,117	6,664	37%
Other non-interest income	$18,670	$10,166	84%
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

	Three Months Ended September 30, 2021
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation(1)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets(2)
Cash, cash equivalents and restricted cash	$695,294	$352	0.20%	$83,405	$3	0.01%	$778,667	$355	0.18%
Securities available for sale at fair value	182,882	632	1.38%	83,804	2,548	12.16%	266,686	3,180	4.77%
Loans held for sale at fair value	145,262	5,978	16.46%	81,160	2,558	12.60%	226,422	8,536	15.08%
Loans and leases held for investment:
Unsecured personal loans	991,297	39,532	15.95%	—	—	—%	991,297	39,532	15.95%
Secured consumer loans	464,194	4,688	4.04%	—	—	—%	464,194	4,688	4.04%
Commercial loans and leases	616,823	7,887	5.11%	—	—	—%	616,823	7,887	5.11%
PPP loans	436,785	5,537	5.07%	—	—	—%	436,785	5,537	5.07%
Loans and leases held for investment	2,509,099	57,644	9.19%	—	—	—%	2,509,099	57,644	9.19%
Retail and certificate loans held for investment at fair value	—	—	—%	344,205	12,172	14.15%	344,205	12,172	14.15%
Other loans held for investment at fair value	—	—	—%	30,981	973	12.58%	30,981	973	12.58%
Total interest-earning assets	3,532,537	64,606	7.32%	623,555	18,254	11.71%	4,156,060	82,860	7.97%

Cash and due from banks and restricted cash	29,290			99,985			96,733
Allowance for loan and lease losses	(86,686)			—			(86,686)
Other non-interest earning assets	270,594			760,131			449,964
Total assets	$3,745,735			$1,483,671			$4,616,071

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$2,221,365	$1,707	0.30%	$—	$—	—%	$2,221,365	$1,707	0.30%
Savings accounts and certificates of deposit	307,807	192	0.25%	—	—	—%	307,807	192	0.25%
Interest-bearing deposits	2,529,172	1,899	0.30%	—	—	—%	2,529,172	1,899	0.30%
Short-term borrowings	321	—	—%	56,903	849	5.97%	57,224	849	5.93%
Advances from PPPLF	416,748	371	0.36%	—	—	—%	416,748	371	0.36%
Retail notes, certificates and secured borrowings	—	—	—%	344,087	12,172	14.15%	344,087	12,172	14.15%
Structured Program borrowings	—	—	—%	100,178	2,120	8.46%	100,178	2,120	8.46%
Other long-term debt	—	—	—%	15,606	161	4.13%	15,606	161	4.13%
Total interest-bearing liabilities	2,946,241	2,270	0.31%	516,774	15,302	11.84%	3,463,015	17,572	2.03%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30, 2021
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation(1)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	114,065			—			81,491
Other liabilities	155,806			183,962			285,292
Total liabilities	$3,216,112			$700,736			$3,829,798

Total equity	$529,623			$782,935			$786,273
Total liabilities and equity	$3,745,735			$1,483,671			$4,616,071

Interest rate spread			7.01%			(0.13)%			5.95%

Net interest income and net interest margin		$62,336	7.06%		$2,952	1.89%		$65,288	6.28%
(1)    Consolidated presentation reflects intercompany eliminations.
(2)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2021
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation(1)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets(2)
Cash, cash equivalents and restricted cash	$551,895	$186	0.13%	$99,419	$4	0.02%	$642,182	$190	0.12%
Securities available for sale at fair value	165,579	348	0.84%	108,377	2,191	8.09%	273,956	2,539	3.71%
Loans held for sale	144,037	5,723	15.89%	99,408	2,971	11.96%	243,445	8,694	14.29%
Loans and leases held for investment:
Unsecured personal loans	511,787	19,499	15.24%	—	—	—%	511,787	19,499	15.24%
Secured consumer loans	532,426	5,173	3.89%	—	—	—%	532,426	5,173	3.89%
Commercial loans and leases	623,735	9,062	5.81%	—	—	—%	623,735	9,062	5.81%
PPP loans	615,942	5,334	3.46%	—	—	—%	615,942	5,334	3.46%
Loans and leases held for investment	2,283,890	39,068	6.84%	—	—	—%	2,283,890	39,068	6.84%
Retail and certificate loans held for investment at fair value	—	—	—%	448,822	16,014	14.27%	448,822	16,014	14.27%
Other loans held for investment at fair value	—	—	—%	38,662	1,222	12.64%	38,662	1,222	12.64%
Total interest-earning assets	3,145,401	45,325	5.76%	794,688	22,402	11.28%	3,930,957	67,727	6.89%

Cash and due from banks and restricted cash	34,612			111,274			144,897
Allowance for loan and lease losses	(51,109)			—			(51,109)
Other non-interest earning assets	221,870			749,674			447,826
Total assets	$3,350,774			$1,655,636			$4,472,571

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$2,071,112	$1,618	0.31%	$—	$—	—%	$2,071,112	$1,618	0.31%
Savings accounts and certificates of deposit	301,939	81	0.11%	—	—	—%	301,939	81	0.11%
Interest-bearing deposits	2,373,051	1,699	0.29%	—	—	—%	2,373,051	1,699	0.29%
Short-term borrowings	2,138	1	0.06%	77,373	1,002	5.19%	79,511	1,003	5.05%
Advances from PPPLF	312,168	272	0.35%	—	—	—%	312,168	272	0.35%
Retail notes, certificates and secured borrowings	—	—	—%	449,057	16,014	14.27%	449,057	16,014	14.27%
Structured Program borrowings	—	—	—%	121,738	2,668	8.77%	121,738	2,668	8.77%
Other long-term debt	708	—	—%	15,696	166	4.22%	16,404	166	4.05%
Total interest-bearing liabilities	2,688,065	1,972	0.29%	663,864	19,850	11.96%	3,351,929	21,822	2.61%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2021
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation(1)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	102,709			—			92,588
Other liabilities	100,835			225,521			276,723
Total liabilities	$2,891,609			$889,385			$3,721,240

Total equity	$459,165			$766,251			$751,331
Total liabilities and equity	$3,350,774			$1,655,636			$4,472,571

Interest rate spread			5.47%			(0.68)%			4.29%

Net interest income and net interest margin		$43,353	5.51%		$2,552	1.28%		$45,905	4.67%
(1)    Consolidated presentation reflects intercompany eliminations.
(2)    Nonaccrual loans and any related income are included in their respective loan categories.

Interest on securities available for sale was $3.2 million and $2.5 million for the third and second quarters of 2021, respectively, an increase of 25%. The increase was primarily due to an increase in the average outstanding balance of securities available for sale.

Interest on loans held for sale was $8.5 million and $8.7 million for the third and second quarters of 2021, respectively, a decrease of 2%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for sale.

Interest and fees on loans and leases held for investment were $57.6 million and $39.1 million for the third and second quarters of 2021, respectively, and increase of 48%. The increase was primarily due to an increase in the mix of personal loan balances retained as held for investment at higher interest rates and resulting in an overall increase in net interest margin.

Interest income on retail and certificate loans held for investment was $12.2 million and $16.0 million for the third and second quarters of 2021, respectively, a decrease of 24%. The decrease was primarily due to a decrease in the average outstanding balances of retail and certificate loans held for investment. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that were funded by notes, certificates and certain secured borrowings because loan balances, interest rates and maturities are matched and offset by an equal balance of notes, certificates or secured borrowings with the exact same interest rates and maturities. Interest expense on retail notes, certificates and secured borrowings was $12.2 million and $16.0 million for the third and second quarters of 2021, respectively, a decrease of 24%. The decrease was primarily due to a decrease in the average outstanding balance of retail notes, certificates and secured borrowings. We ceased offering and selling Retail Notes at December 31, 2020, therefore, this balance will continue to decline as underlying borrower payments are made.

Interest on other loans held for investment was $1.0 million and $1.2 million for the third and second quarters of 2021, respectively, a decrease of 20%. The decrease was primarily due to a decrease in the average outstanding balance of other loans held for investment.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest on deposits was $1.9 million and $1.7 million for the third and second quarters of 2021, respectively, an increase of 12%. The increase was primarily related to an increase in the average outstanding balance of deposits.

Interest on short-term borrowings was $0.8 million and $1.0 million for the third and second quarters of 2021, respectively, a decrease of 15%. The decrease was primarily due to a decrease in the average outstanding balance of short-term borrowings.

Interest on Structured Program borrowings was $2.1 million and $2.7 million for the third and second quarters of 2021, respectively, a decrease of 21%. The decrease was primarily due to a decrease in the average outstanding balance of Structured Program borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30, 2020(1)
	Consolidated LendingClub Corporation(2)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (3)
Cash, cash equivalents and restricted cash	$427,110	$38	0.04%
Securities available for sale at fair value	203,246	2,754	5.42%
Loans held for sale at fair value	374,827	14,916	15.92%
Retail and certificate loans held for investment at fair value	745,339	27,117	14.55%
Other loans held for investment at fair value	61,988	1,948	12.57%
Total interest-earning assets	1,812,510	46,773	10.32%

Cash and cash equivalents and restricted cash	95,810
Other non-interest earning assets	311,269
Total assets	$2,219,589

Interest-bearing liabilities
Short-term borrowings	299,613	3,179	4.24%
Retail notes, certificates and secured borrowings	745,842	27,117	14.55%
Structured Program borrowings	183,122	3,046	6.65%
Other long-term debt	4,276	137	12.91%
Total interest-bearing liabilities	1,232,853	33,479	10.87%

Other liabilities	244,032
Total liabilities	$1,476,885

Total equity	$742,704
Total liabilities and equity	$2,219,589

Interest rate spread			(0.55)%

Net interest income and net interest margin		$13,294	2.93%
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Interest on securities available for sale was $3.2 million and $2.8 million for the third quarters of 2021 and 2020, respectively, an increase of 15%. The increase was primarily due to an increase in the average outstanding balance of securities available for sale.

Interest on loans held for sale was $8.5 million and $14.9 million for the third quarters of 2021 and 2020, respectively, a decrease of 43%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for sale.

Interest and fees on loans and leases held for investment of $57.6 million for the third quarter of 2021 were related to the loans and leases acquired from Radius and $1.52 billion of originated personal and auto loans retained for investment during the first three quarters of 2021. There were no loans and leases held for investment at amortized cost for the third quarter of 2020.
Interest income on retail and certificate loans held for investment was $12.2 million and $27.1 million for the third quarters of 2021 and 2020, respectively, a decrease of 55%. The decrease was primarily due to a decrease in the average outstanding balances of retail and certificate loans held for investment. Interest expense on retail notes, certificates and secured borrowings was $12.2 million and $27.1 million for the third quarters of 2021 and 2020, respectively, a decrease of 55%. The decrease was primarily due to a decrease in the average outstanding balance of retail notes, certificates and secured borrowings.

Interest on other loans held for investment was $1.0 million and $1.9 million for the third quarters of 2021 and 2020, respectively, a decrease of 50%. The decrease was primarily due to a decrease in the average outstanding balance of other loans held for investment.

Interest on deposits of $1.9 million for the third quarter of 2021 was primarily related to the deposits assumed from Radius. There were no deposits held by the Company for the third quarter of 2020.

Interest on short-term borrowings was $0.8 million and $3.2 million for the third quarters of 2021 and 2020, respectively, a decrease of 73%. The decrease was primarily due to a decrease in the average outstanding balance of short-term borrowings.

Interest on Structured Program borrowings was $2.1 million and $3.0 million for the third quarters of 2021 and 2020, respectively, a decrease of 30%. The decrease was primarily due to a decrease in the average outstanding balance of Structured Program borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30, 2021(1)
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation(2)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (3)
Cash, cash equivalents and restricted cash	$651,675	$676	0.16%	$133,174	$25	0.03%	$769,759	$701	0.12%
Securities available for sale at fair value	188,349	1,424	1.13%	107,600	6,530	8.09%	295,949	7,954	3.58%
Loans held for sale at fair value	125,165	13,316	15.96%	104,620	9,071	11.56%	229,785	22,387	12.99%
Loans and leases held for investment:
Unsecured personal loans	605,126	62,423	15.47%	—	—	—%	605,126	62,423	15.47%
Secured consumer loans	503,798	13,076	3.89%	—	—	—%	503,798	13,076	3.89%
Commercial loans and leases	616,660	22,068	5.37%	—	—	—%	616,660	22,068	5.37%
PPP loans	549,137	14,446	3.95%	—	—	—%	549,137	14,446	3.95%
Loans and leases held for investment	2,274,721	112,013	7.39%	—	—	—%	2,274,721	112,013	7.39%
Retail and certificate loans held for investment at fair value	—	—	—%	454,886	48,448	14.20%	454,886	48,448	14.20%
Other loans held for investment at fair value	—	—	—%	38,563	3,674	12.71%	38,563	3,674	12.71%
Total interest-earning assets	3,239,910	127,429	5.90%	838,843	67,748	10.77%	4,063,663	195,177	6.86%

Cash and due from banks and restricted cash	34,556			102,150			125,310
Allowance for loan and lease losses	(59,262)			—			(59,262)
Other non-interest earning assets	231,281			710,167			413,309
Total assets	$3,446,485			$1,651,160			$4,543,020

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	2,046,355	4,238	0.31%	—	—	—%	2,046,355	4,238	0.31%
Savings accounts and certificates of deposit	309,500	374	0.18%	—	—	—%	309,500	374	0.18%
Interest-bearing deposits	2,355,855	4,612	0.30%	—	—	—%	2,355,855	4,612	0.30%
Short-term borrowings	1,379	1	0.14%	77,088	3,115	5.39%	78,467	3,116	5.30%
Advances from PPPLF	374,841	876	0.35%	—	—	—%	374,841	876	0.35%
Retail notes, certificates and secured borrowings	—	—	—%	455,779	48,449	14.18%	455,779	48,448	14.18%
Structured Program borrowings	—	—	—%	121,654	7,995	8.76%	121,654	7,996	8.76%
Other long-term debt	974	—	—%	15,691	430	3.65%	16,665	430	3.44%
Total interest-bearing liabilities	2,733,049	5,489	0.30%	670,212	59,989	11.94%	3,403,261	65,478	2.59%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30, 2021(1)
	LendingClub Bank			LendingClub Corporation (Parent only)			Consolidated LendingClub Corporation(2)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	120,299			—			93,813
Other liabilities	113,534			217,963			287,868
Total liabilities	$2,966,882			$888,175			$3,784,942

Total equity	$479,603			$762,985			$758,078
Total liabilities and equity	$3,446,485			$1,651,160			$4,543,020

Interest rate spread			5.60%			(1.17)%			4.27%

Net interest income and net interest margin		$121,940	5.65%		$7,759	1.23%		$129,699	4.76%
(1)    For the eight month period from February 1, 2021 through September 30, 2021, for LendingClub Bank.
(2)    Consolidated presentation reflects intercompany eliminations.
(3)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30, 2020(1)
	Consolidated LendingClub Corporation(2)
	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (3)
Cash, cash equivalents and restricted cash	$360,588	$1,021	0.38%
Securities available for sale at fair value	237,154	9,930	5.58%
Loans held for sale at fair value	603,272	67,579	14.94%
Retail and certificate loans held for investment at fair value	856,695	92,193	14.35%
Other loans held for investment at fair value	63,099	6,021	12.72%
Total interest-earning assets	2,120,808	176,744	11.11%

Cash and due from banks and restricted cash	121,801
Other non-interest earning assets	356,071
Total assets	$2,598,680

Interest-bearing liabilities
Short-term borrowings	$485,692	$16,332	4.48%
Retail notes, certificates and secured borrowings	857,672	92,193	14.33%
Structured Program borrowings	169,487	11,418	8.98%
Other long-term debt	9,104	372	5.46%
Total interest-bearing liabilities	1,521,955	120,315	10.54%

Other liabilities	277,673
Total liabilities	$1,799,628

Total equity	$799,052
Total liabilities and equity	$2,598,680

Interest rate spread			0.57%

Net interest income and net interest margin		$56,429	5.32%
(1)    Prior period amounts have been reclassified to conform to current period presentation and methodology, which includes non-interest earning assets, non-interest bearing liabilities and equity.
(2)    Consolidated presentation reflects intercompany eliminations.
(3)    Nonaccrual loans and any related income are included in their respective loan categories.

Interest on securities available for sale was $8.0 million and $9.9 million for the first nine months of 2021 and 2020, respectively, a decrease of 20%. The decrease was primarily due to a decrease in the average yield earned on securities available for sale, partially offset by an increase in the average outstanding balance of securities available for sale.

Interest on loans held for sale was $22.4 million and $67.6 million for the first nine months of 2021 and 2020, respectively, a decrease of 67%. The decrease was primarily due to a decrease in the average outstanding balances of loans held for sale.

Interest and fees on loans and leases held for investment of $112.0 million for the first nine months of 2021 were primarily related to the loans and leases acquired from Radius and $1.52 billion of originated personal and auto loans retained for investment during the first nine months of 2021. There were no loans and leases held for investment at amortized cost for the first nine months of 2020.

Interest income on retail and certificate loans held for investment was $48.4 million and $92.2 million for the first nine months of 2021 and 2020, respectively, a decrease of 47%. The decrease was primarily due to a decrease in the average outstanding balances of retail and certificate loans held for investment. Interest expense on retail notes, certificates and secured borrowings was $48.4 million and $92.2 million for the first nine months of 2021 and 2020,

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
respectively, a decrease of 47%. The decrease was primarily due to a decrease in the average outstanding balance of retail notes, certificates and secured borrowings.

Interest on other loans held for investment was $3.7 million and $6.0 million for the first nine months of 2021 and 2020, respectively, a decrease of 39%. The decrease was primarily due to a decrease in the average outstanding balance of other loans held for investment.

Interest on deposits of $4.6 million for the first nine months of 2021 was primarily related to the deposits assumed from Radius. There were no deposits held by the Company for the first nine months of 2020.

Interest on short-term borrowings was $3.1 million and $16.3 million for the first nine months of 2021 and 2020, respectively, a decrease of 81%. The decrease was primarily due to a decrease in the average outstanding balance of short-term borrowings.

Interest on Structured Program borrowings was $8.0 million and $11.4 million for the first nine months of 2021 and 2020, respectively, a decrease of 30%. The decrease was primarily due to a decrease in the average outstanding balance of Structured Program borrowings.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Provision for Credit Losses

The provision for credit losses includes the credit loss expense for loans and leases held for investment, credit impairments recorded on securities available for sale and the credit loss expense for unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	September 30, 2020	2021	2020
Credit loss expense for Radius loans at acquisition	$—	$—	$—	$6,929	$—
Credit loss expense for loans and leases held for investment	37,133	34,976	—	88,733	—
Credit loss expense (recovery) for unfunded lending commitments	887	(20)	—	1,277	—
Total credit loss expense	38,020	34,956	—	96,939	—
(Reversal of) impairment on securities available for sale	(496)	(322)	(3,669)	(3,288)	3,800
Total provision for (reversal of) credit losses	$37,524	$34,634	$(3,669)	$93,651	$3,800

The provision for credit losses was $37.5 million and $34.6 million for the third and second quarters of 2021, respectively. The increase was primarily due to an increase in the origination of personal loans retained as held for investment.

The provision for (reversal of) credit losses was $37.5 million and $(3.7) million for the third quarters of 2021 and 2020, respectively. The increase was primarily due to the origination of personal loans retained as held for investment.

The provision for credit losses was $93.7 million and $3.8 million for the first nine months of 2021 and 2020, respectively. The increase was primarily due to the origination of personal loans retained as held for investment and the impact from applying CECL to the Radius loans upon their acquisition, partially offset by impairment originally recorded in the securities available for sale portfolio in the first nine months of 2020.

The allowance for expected credit losses totaled $106.0 million at September 30, 2021, comprised of an allowance for loan and lease losses of $104.7 million and a reserve for unfunded lending commitments of $1.3 million. The allowance for loan and lease losses of $104.7 million includes $12.4 million related to the initial allowance measured on acquired Radius loans that were determined to have experienced a more-than-insignificant deterioration in credit quality since their origination date, and were therefore recorded as Purchased Credit Deteriorated (PCD) loans. Upon acquisition, the amortized cost of PCD loans was increased by the amount of the allowance, resulting in no impact to the provision for credit losses for the initial allowance.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The activity in the allowance for expected credit losses for the third quarter and first nine months of 2021 was as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Allowance for loan and lease losses, beginning of period	$71,081	$—
Credit loss expense for loans and leases held for investment (1)	37,133	95,662
Initial allowance for PCD loans acquired during the period (2)	—	12,440
Charge-offs	(4,336)	(4,582)
Recoveries	858	1,216
Allowance for loan and lease losses, end of period	$104,736	$104,736

Reserve for unfunded lending commitments, beginning of period	$390	$—
Credit loss expense for unfunded lending commitments	887	1,277
Reserve for unfunded lending commitments, end of period	$1,277	$1,277
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

The allowance for loan and lease losses represented 3.9% of total loans and leases held for investment as of September 30, 2021, or 4.5% of total loans and leases held for investment excluding Paycheck Protection Program (PPP) loans. Average loans and leases held for investment were $2.5 billion and $2.3 billion during the three and nine month periods ended September 30, 2021, respectively. Net charge-offs represented 0.1% of average loans and leases held for investment during both the three and nine months ended September 30, 2021.

The allowance for expected credit losses for financing receivables and leases, and reserve for unfunded lending commitments (collectively the allowance for expected credit losses (ACL)), are valuation reserves that represent our estimate of expected credit losses (ECL) on the assets measured at amortized cost and unfunded lending commitments. The allowance for expected credit losses is measured based on a lifetime expected loss model, which does not require a loss event to occur before a credit loss is recognized. Under the lifetime expected credit loss model, we estimate the allowance based on relevant available information related to past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

We generally estimate ECL over the contractual term of its loans. The contractual term is adjusted for estimated prepayments when appropriate. Expected renewals and extensions do not adjust the contractual term unless the extension or renewal option is through a troubled debt restructuring (TDR) that is reasonably expected to occur or represents an unconditionally cancellable option held by the borrower.

The quantitative, or modeled, component of the ACL is primarily based on statistical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current probability of default, loss given default and exposure at default, timing and amount of estimated prepayments, timing and amount of expected draws (for unfunded lending commitments), and relevant risk characteristics. Certain of our portfolios have limited historical loss data available internally. For these portfolios, we use external credit loss information from the FDIC Call Report and Small Business Administration (SBA) data, which includes historical charge-off and balance data for peer banking institutions.

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

The following table presents nonaccrual loans and leases as of September 30, 2021:

September 30, 2021	Nonaccrual Loans and Leases (1)
Unsecured personal	$604
Residential mortgages	2,106
Secured consumer	5,888
Other consumer	—
Total nonaccrual consumer loans held for investment	8,598

Equipment finance	744
Commercial real estate	1,219
Commercial and industrial	1,415
Total nonaccrual commercial loans and leases held for investment	3,378

Total nonaccrual loans and leases held for investment	$11,976
(1)    There were no loans or leases that were 90 days or more past due and accruing as of September 30, 2021.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Nonaccrual loans and leases represented 0.4% of total loans and leases held for investment, or 0.5% of total loans and leases held for investment excluding PPP loans, as of September 30, 2021. The allowance for loan and lease losses represented 875% of nonaccrual loans and leases as of September 30, 2021.

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

	Three Months Ended			Change (%)
	September 30, 2021	June 30, 2021	September 30, 2020	Q3 2021 vs Q3 2020	Q3 2021 vs Q2 2021
Non-interest expense:
Compensation and benefits	$73,304	$71,925	$58,649	25%	2%
Marketing	50,782	35,107	2,135	N/M	45%
Equipment and software	10,297	9,281	6,430	60%	11%
Occupancy	6,486	6,157	6,466	—%	5%
Depreciation and amortization	10,549	11,508	12,348	(15)%	(8)%
Professional services	11,750	11,520	8,817	33%	2%
Other non-interest expense	15,607	14,641	14,267	9%	7%
Total non-interest expense	$178,775	$160,139	$109,112	64%	12%
N/M – Not meaningful

	Nine Months Ended September 30,
	2021	2020	Change (%)
Non-interest expense:
Compensation and benefits	$209,649	$199,991	5%
Marketing	105,434	43,030	145%
Equipment and software	27,471	20,931	31%
Occupancy	19,543	22,241	(12)%
Depreciation and amortization	33,823	41,832	(19)%
Professional services	34,873	32,723	7%
Other non-interest expense	42,373	38,678	10%
Total non-interest expense	$473,166	$399,426	18%

Compensation and benefits expense remained relatively flat at $73.3 million and $71.9 million for the third and second quarters of 2021, respectively, an increase of 2%. The increase was primarily due to an increase in headcount.

Compensation and benefits expense was $73.3 million and $58.6 million for third quarters of 2021 and 2020, respectively, an increase of 25%. The increase was primarily due to an increase in headcount related to the acquisition of Radius.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Compensation and benefits expense was $209.6 million and $200.0 million for the first nine months of 2021 and 2020, respectively, an increase of 5%. The increase was primarily due to an increase in headcount related to the acquisition of Radius.

Marketing expense was $50.8 million and $35.1 million for the third and second quarters of 2021, respectively, an increase of 45%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume.

Marketing expense was $50.8 million and $2.1 million for the third quarters of 2021 and 2020, respectively. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume.

Marketing expense was $105.4 million and $43.0 million for the first nine months of 2021 and 2020, respectively, an increase of 145%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume.

Equipment and software expense was $10.3 million and $9.3 million for the third and second quarters of 2021, respectively, an increase of 11%. The increase was primarily due to an increase in technology support and maintenance and expenses associated with the integration of Radius.

Equipment and software expense was $10.3 million and $6.4 million for the third quarters of 2021 and 2020, respectively, an increase of 60%. The increase was primarily due to an increase in expenses associated with the integration of Radius.

Equipment and software expense was $27.5 million and $20.9 million for the first nine months of 2021 and 2020, respectively, an increase of 31%. The increase was primarily due to an increase in expenses associated with the integration of Radius, partially offset by one-time expenses in the first nine months of 2020 resulting from COVID-19.

Occupancy expense remained relatively flat at $6.5 million and $6.2 million for the third and second quarters of 2021, respectively.

Occupancy expense remained relatively flat at $6.5 million for the third quarters of 2021 and 2020.

Occupancy expense was $19.5 million and $22.2 million for the first nine months of 2021 and 2020, respectively, a decrease of 12%. The decrease was primarily due to lease impairment expenses in the second quarter of 2020 resulting from the impact of COVID-19.

Depreciation and amortization expense was $10.5 million and $11.5 million for the third and second quarters of 2021, respectively, a decrease of 8%. The decrease was primarily due to an increase in fully depreciated assets, partially offset by an increase in the amortization of intangible assets resulting from the acquisition of Radius.

Depreciation and amortization expense was $10.5 million and $12.3 million for the third quarters of 2021 and 2020, respectively, a decrease of 15%. The decrease was primarily due to an increase in fully depreciated assets, partially offset by an increase in the amortization of intangible assets resulting from the acquisition of Radius.

Depreciation and amortization expense was $33.8 million and $41.8 million for the first nine months of 2021 and 2020, respectively, a decrease of 19%. The decrease was primarily due to an increase in fully depreciated assets, partially offset by an increase in the amortization of intangible assets resulting from the acquisition of Radius.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Professional services remained relatively flat at $11.8 million and $11.5 million for the third and second quarters of 2021, respectively.

Professional services were $11.8 million and $8.8 million for the third quarters of 2021 and 2020, respectively, an increase of 33%. The increase was primarily due to a $2.5 million increase in professional fees associated with the acquisition of Radius.

Professional services were $34.9 million and $32.7 million for the first nine months of 2021 and 2020, respectively, an increase of 7%. The increase was primarily due to an increase in professional fees associated with the acquisition of Radius.

Income Taxes

For the third quarter of 2021, we recorded an income tax expense of $2.7 million primarily related to income tax expense for state jurisdictions that limit net operating loss utilization. For the first nine months of 2021, we recorded an income tax expense of $0.1 million primarily related to income tax expense for state jurisdictions that limit net operating loss utilization, partially offset by changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the acquisition of Radius. For the third quarter and first nine months of 2020, we recorded an income tax expense (benefit) of $(0.1) million and $0.2 million, respectively, primarily attributable to the tax effects of other comprehensive income associated with our available for sale portfolio.

We continue to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the future realization of all or some portion of these deferred tax assets. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense.

Segment Information

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s chief executive officer and chief financial officer to allocate resources and evaluate financial performance. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LendingClub Bank. Taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return. Differences between separate entity and consolidated tax returns are eliminated upon consolidation.

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

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Non-interest income:
Marketplace revenue	$151,109	$—	$23,447	$54,635	$—	$—	$174,556	$54,635
Other non-interest income	25,393	—	4,140	3,115	(23,211)	—	6,322	3,115
Total non-interest income	176,502	—	27,587	57,750	(23,211)	—	180,878	57,750

Interest income:
Interest income	64,606	—	18,254	46,773	—	—	82,860	46,773
Interest expense	(2,270)	—	(15,302)	(33,479)	—	—	(17,572)	(33,479)
Net interest income	62,336	—	2,952	13,294	—	—	65,288	13,294

Total net revenue	238,838	—	30,539	71,044	(23,211)	—	246,166	71,044

(Provision for) reversal of credit losses	(38,019)	—	495	3,669	—	—	(37,524)	3,669
Non-interest expense	(161,101)	—	(40,885)	(109,112)	23,211	—	(178,775)	(109,112)
Income (Loss) before income tax benefit (expense)	39,718	—	(9,851)	(34,399)	—	—	29,867	(34,399)
Income tax benefit (expense)	(4,670)	—	12,607	74	(10,619)	—	(2,682)	74
Consolidated net income (loss)	$35,048	$—	$2,756	$(34,325)	$(10,619)	$—	$27,185	$(34,325)

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Total
	Eight Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Non-interest income:
Marketplace revenue	$315,885	$—	$92,133	$175,993	$—	$—	$408,018	$175,993
Other non-interest income	73,433	—	12,519	10,166	(67,282)	—	18,670	10,166
Total non-interest income	389,318	—	104,652	186,159	(67,282)	—	426,688	186,159

Interest income:
Interest income	127,429	—	67,748	176,744	—	—	195,177	176,744
Interest expense	(5,489)	—	(59,989)	(120,315)	—	—	(65,478)	(120,315)
Net interest income	121,940	—	7,759	56,429	—	—	129,699	56,429

Total net revenue	511,258	—	112,411	242,588	(67,282)	—	556,387	242,588

(Provision for) reversal of credit losses	(96,938)	—	3,287	(3,800)	—	—	(93,651)	(3,800)
Non-interest expense	(374,782)	—	(165,666)	(399,426)	67,282	—	(473,166)	(399,426)
Income (Loss) before income tax benefit (expense)	39,538	—	(49,968)	(160,638)	—	—	(10,430)	(160,638)
Income tax benefit (expense)	7,866	—	23,821	(245)	(31,785)	—	(98)	(245)
Consolidated net income (loss)	$47,404	$—	$(26,147)	$(160,883)	$(31,785)	$—	$(10,528)	$(160,883)

The Company integrated its business acquisition of Radius into its reportable segments in the first quarter of 2021. As the Company’s reportable segments are based on legal organizational structure and LendingClub Bank was formed upon the acquisition, an analysis of the Company’s results of operations and material trends for the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020 is provided on a consolidated basis in “Results of Operations.”

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

State Inquiries and Licensing

We have historically conducted business through nonbank entities, some of which maintain or maintained various financial services licenses in numerous jurisdictions. Much of our business activity is now conducted through the Bank pursuant to the laws applicable to national banks and accordingly our nonbank entities have returned, and are continuing to return, certain state financial services licenses. Nevertheless, even after state financial services licenses are returned, we may continue to be subject to the regulation, supervision and enforcement of various state regulatory authorities with respect to the legacy or residual activities. Furthermore, our nonbank entities continue to

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
maintain certain state licenses, which continue to subject us to the regulation, supervision and enforcement of some state regulatory authorities.

We are subject to examination by the New York Department of Financial Services (NYDFS) and regulators in other states with respect to the period prior to our acquisition of Radius and becoming a bank holding company operating a national bank. These exams have included the application of state usury rates and lending arrangements where a bank or other third party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination or servicing of a loan. For example, in July 2018, the NYDFS issued an Online Lending Report (Lending Report). The Lending Report included, among other things, an analysis of the online lenders operating in New York including their methods of operations, lending practices, interest rates and costs, products offered and complaints and investigations relating to online lenders. The Lending Report also included information and recommendations regarding protecting New York’s markets and consumers. Although the Lending Report noted that the rapid growth of online lending demonstrates there is value to new technologies that allow financial institutions to connect with borrowers in new ways, it noted that in many cases an online lender is the “true lender” and that lending in New York, whether through banks, credit unions or online lenders, should be subject to applicable usury limits. We have periodically had discussions with various regulatory agencies regarding our historical business model and engaged in similar discussions with the NYDFS and other regulators. During the course of such discussions, we decided to voluntarily comply with certain rules and regulations while we were not a bank holding company operating a national bank.

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

The following table summarizes the Bank’s regulatory capital amounts and ratios at September 30, 2021 (in millions):

	LendingClub Bank		Required Minimum plus Required CCB for Non-Leverage Ratios
September 30, 2021	Amount	Ratio
CET1 capital	$453.5	18.0%	7.0%
Tier 1 capital	$453.5	18.0%	8.5%
Total capital	$485.4	19.3%	10.5%
Tier 1 leverage	$453.5	14.1%	4.0%
Risk-weighted assets	$2,514.0	N/A	N/A
Quarterly adjusted average assets	$3,223.9	N/A	N/A
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents the regulatory capital and ratios of the Company as of September 30, 2021 (in millions):

	LendingClub		Required Minimum plus Required CCB for Non-Leverage Ratios
September 30, 2021	Amount	Ratio
CET1 capital	$656.2	22.8%	7.0%
Tier 1 capital	$656.2	22.8%	8.5%
Total capital	$708.2	24.6%	10.5%
Tier 1 leverage	$656.2	16.2%	4.0%
Risk-weighted assets	$2,881.1	N/A	N/A
Quarterly adjusted average assets	$4,049.8	N/A	N/A
N/A – Not applicable

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. This rule allowed electing banking organizations to delay the estimated impact of CECL on regulatory capital through 2021, followed by a three-year transition period ending January 1, 2025 to phase-in the aggregate amount of capital benefit provided by the delay. The Company has elected this relief. At September 30, 2021, $24.2 million of this capital benefit was applied to the computation of CET1 capital.

Liquidity

We manage liquidity to meet our cash flow and collateral obligations in a timely manner at a reasonable cost. We must maintain operating liquidity to meet our expected daily and forecasted cash flow requirements, as well as contingent liquidity to meet unexpected funding requirements.

As our primary business at the Bank involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.

LendingClub Bank Liquidity

The primary sources of Bank short-term liquidity include cash; unencumbered available-for-sale debt securities; and unused borrowing capacity with the Federal Home Loan Bank (FHLB). The Bank also relies on our stable and low-cost deposit base to generate liquidity over time. The primary uses of Bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; and funding of loans and securities purchases.

As of September 30, 2021, cash and cash equivalents at the Bank were $825.5 million and deposits were $2.9 billion. Outstanding PPPLF borrowings were $391.9 million at September 30, 2021 and are collateralized by SBA PPP loans originated by the Company. In addition, the Bank has available Federal Home Loan Bank of Des Moines secured borrowing capacity totaling $169.8 million. The Bank also has secured borrowing capacity available under the FRB Discount Window totaling $179.8 million.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $100.8 million in cash and cash equivalents as of September 30, 2021. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

Uses of cash at the holding company include the routine cash flow requirements as a bank holding company, such as interest and expenses; the needs of subsidiaries for additional equity and, as required, its need for debt financing; and support for extraordinary funding requirements when necessary.

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

Interest Rate Sensitivity

LendingClub Bank

We measure interest rate sensitivity as the change in fair value of certain assets and liabilities due to a hypothetical change in interest rates. Loans held for investment at LendingClub Bank are funded primarily through our deposit base, and the majority of loans on the Bank’s balance sheet, at any point in time, are retained in the held-for-investment portfolio and accounted for at amortized cost. As a result, the primary component of interest rate risk on our financial instruments at the Bank arises from the impact of fluctuations in loan and deposit rates on our net interest income. Therefore, we measure this sensitivity by assessing the impact of hypothetical changes in interest rates on our net interest income results.

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates as of September 30, 2021:

September 30, 2021
200 basis point increase	3.6%
100 basis point decrease	(0.5)%

As the above table illustrates, our balance sheet is asset-sensitive; net interest income would benefit from an increase in interest rates, while a decline in interest rates would result in a decrease in net interest income.

The following table presents the maturities of loans and leases held for investment as of September 30, 2021:

	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	September 30, 2021
Unsecured personal	$—	$1,258,279	$—	$1,258,279
Residential mortgages	1,285	2,324	137,591	141,200
Secured consumer	—	21,175	293,364	314,539
Other consumer	1,220	—	—	1,220
Total consumer loans held for investment	2,505	1,281,778	430,955	1,715,238
Equipment finance	13,257	111,103	33,097	157,457
Commercial real estate	27,497	68,936	219,702	316,135
Commercial and industrial	86,403	323,043	109,716	519,162
Total commercial loans and leases held for investment	127,157	503,082	362,515	992,754
Total loans and leases held for investment	$129,662	$1,784,860	$793,470	$2,707,992
Loans and leases due after one year at fixed interest rates	$—	$1,727,322	$387,265	$2,114,587
Loans and leases due after one year at variable interest rates	$—	$57,538	$406,204	$463,742

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For the weighted-average yields on the Company’s securities available for sale portfolio, see “Notes to Condensed Consolidated Financial Statements – Note 5. Securities Available for Sale.”

LendingClub Holding Company

At the holding company level, we continue to measure interest rate sensitivity by evaluating the change in fair value of certain assets and liabilities due to a hypothetical change in interest rates. Principal payments on our loans held for investment continue to reduce the outstanding balance of this portfolio, and, as a result, the fair value impact from changes in interest rates continues to diminish. For additional detail regarding interest rate sensitivity on our legacy loan portfolio as well as our securities available for sale, servicing asset, and borrowings, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Contingencies

For a comprehensive discussion of contingencies as of September 30, 2021, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

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

	September 30, 2021				December 31, 2020
	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet	Retail Program (1)	Consolidated VIEs (2)(4)	All Other LendingClub (3)	Condensed Consolidated Balance Sheet
Assets
Total cash and cash equivalents	$—	$—	$862,151	$862,151	$—	$—	$524,963	$524,963
Restricted cash	—	12,537	65,040	77,577	—	13,473	90,049	103,522
Securities available for sale at fair value	—	—	274,930	274,930	—	—	142,226	142,226
Loans held for sale at fair value (4)	—	52,175	99,985	152,160	—	92,802	29,100	121,902
Loans and leases held for investment, net	—	—	2,603,256	2,603,256	—	—	—	—
Retail and certificate loans held for investment at fair value	283,153	15,388	—	298,541	584,066	52,620	—	636,686
Other loans held for investment at fair value (4)	—	24,333	2,896	27,229	—	46,120	3,834	49,954
Property, equipment and software, net	—	—	96,073	96,073	—	—	96,641	96,641
Goodwill	—	—	75,717	75,717	—	—	—	—
Other assets	1,761	491	280,874	283,126	3,797	1,134	182,468	187,399
Total assets	$284,914	$104,924	$4,360,922	$4,750,760	$587,863	$206,149	$1,069,281	$1,863,293
Liabilities and Equity
Total deposits	$—	$—	$2,838,719	$2,838,719	$—	$—	$—	$—
Short-term borrowings	—	—	46,110	46,110	—	—	104,989	104,989
Advances from PPPLF	—	—	391,945	391,945	—	—	—	—
Retail notes, certificates and secured borrowings at fair value	283,153	15,388	—	298,541	584,066	52,620	88	636,774
Payable on Structured Program borrowings (4)	—	89,252	—	89,252	—	152,808	—	152,808
Other long-term debt	—	—	15,563	15,563	—	—	—	—
Other liabilities	1,761	284	263,795	265,840	3,797	721	240,033	244,551
Total liabilities	284,914	104,924	3,556,132	3,945,970	587,863	206,149	345,110	1,139,122
Total equity	—	—	804,790	804,790	—	—	724,171	724,171
Total liabilities and equity	$284,914	$104,924	$4,360,922	$4,750,760	$587,863	$206,149	$1,069,281	$1,863,293
(1)    Represents loans held for investment at fair value that are funded directly by our Retail Program notes. The liabilities are only payable from the cash flows generated by the associated assets. We do not assume principal or interest rate risk on loans facilitated through our lending marketplace that are funded by our Retail Program because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. We do not retain any economic interests from our Retail Program. Interest expense on Retail Program notes of $44.5 million and $77.2 million was equally matched and offset by interest income from the related loans of $44.5 million and $77.2 million for the first nine months of 2021 and 2020, respectively, resulting in no net effect on our net interest income.
(2)    Represents assets and equal and offsetting liabilities of certain VIEs that we are required to consolidate in

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
accordance with GAAP, but which are not legally ours. The liabilities are only payable from the cash flows generated by the associated assets. The creditors of the VIEs have no recourse to the general credit of the Company. Interest expense on these liabilities owned by third parties of $11.9 million and $106.4 million was equally matched and offset by interest income on the loans of $11.9 million and $106.4 million for the first nine months of 2021 and 2020, respectively, resulting in no net effect on our net interest income. Economic interests held by LendingClub, including retained interests, residuals and equity of the VIEs, are reflected in “Loans held for sale at fair value,” “Other loans held for investment at fair value” and “Restricted cash,” respectively, within the “All Other LendingClub” column.
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

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2021, except as noted below.

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

The ACL represents our estimate of expected lifetime credit losses over the contractual life of the loan and lease portfolios and on the unfunded lending commitments. Our determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not unconditionally cancellable considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The models are designed to forecast probability of default, exposure at default and loss given default by correlating certain macroeconomic forecast data to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. The macroeconomic data used in the models is based on forecasted variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to long-term historical loss conditions over a one year period. Expected losses are estimated through contractual maturity, giving appropriate consideration to estimated prepayments unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. As permitted by SEC guidance for newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by, and did not include an assessment of internal control over financial reporting as it relates to Radius which was acquired on February 1, 2021. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2021, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as described below, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019	10-Q	001-36771	3.1	August 7, 2019
3.3	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
10.1	Non-Employee Director Compensation Policy					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	November 3, 2021	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	November 3, 2021	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer