Form 10-K
period 2021-12-31
LendingClub Corp
filed 2022-02-11
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,622,720,682 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of January 31, 2022, there were 101,043,924 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2021

2

LENDINGCLUB CORPORATION
Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments)
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Consolidated Balance Sheets
LC Bank or LendingClub Bank	LendingClub Bank, National Association
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III capital framework
DCF	Discounted Cash Flow
EPS	Net Income (Loss) Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Consolidated Statements of Operations
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its Subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks.
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
Parent Company	LendingClub Corporation (the Parent Company of LendingClub Bank, National Association and other subsidiaries)
PPP Loans	Loans originated pursuant to the U.S. Small Business Administration’s Paycheck Protection Program
Radius	Radius Bancorp, Inc.
ROA	Return on Average Total Assets
ROE	Return on Average Equity
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Program transactions	Asset-backed securitization transactions and Certificate Program transactions (CLUB and Levered certificates), where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal whole loans.

LENDINGCLUB CORPORATION

Tier 1 Capital Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Tier 1 Leverage Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III capital framework.
Total Capital Ratio	Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as Tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Unsecured personal loans	Unsecured personal loans originated on the Company’s platforms, including an online direct to consumer platform and a platform connected with a network of education and patient finance providers.
VIE	Variable Interest Entity

LENDINGCLUB CORPORATION
Except as the context requires otherwise, as used herein, “LendingClub,” “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its consolidated subsidiaries and consolidated variable interest entities (VIEs), including LendingClub Bank, National Association (LC Bank), and various entities established to facilitate loan sale transactions under LendingClub’s Structured Program.

Forward-looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 19333, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements in this Annual Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and the impact on our business. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

These forward-looking statements include, among other things, statements about:
•our ability to integrate LC Bank and the timing and ability to realize the expected financial and strategic benefits of the acquisition of Radius Bancorp, Inc.;
•our ability to attract new members, to expand our product offerings and services, to improve revenue and generate recurring earnings, to capture expense benefits, to increase resiliency, and to enhance regulatory clarity;
•our ability, and that of third-party partners or providers, to address stricter or heightened regulatory or supervisory requirements and expectations;
•our compliance, and that of third-party partners or providers, with applicable local, state and federal laws, regulations and regulatory developments or court decisions affecting our business;
•the impact of COVID-19 and our ability to effectuate, and the effectiveness of, certain operational and strategic initiatives in light of COVID-19;
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
•the impact of new accounting standards or policies, including the Current Expected Credit Losses (CECL) standard;
•the results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, increase our allowance for loan losses, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits;
•our ability, and that of third-party partners or providers, to maintain an enterprise risk management framework that is effective in mitigating risk;
•our ability to effectively manage capital or liquidity to support our evolving business or operational needs, while remaining compliant with regulatory or supervisory requirements and appropriate risk-management standards;
•our ability to attract and retain loan borrowers;

LENDINGCLUB CORPORATION
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
•our ability to retain existing sources and secure new or additional sources of investor commitments for our platform;
•the performance of our loan products and expected rates of return for investors;
•platform volume, pricing and balance;
•the effectiveness of our platform’s credit scoring models;
•our ability to innovate and the adoption and success of new products and services;
•the adequacy of our corporate governance, risk-management framework and compliance programs;
•the impact of, and our ability to resolve, pending litigation and governmental inquiries and investigations;
•the use of our own capital to purchase loans and the impact of holding loans on and our ability to sell loans off our balance sheet;
•our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between interim period and full year results;
•our ability, and that of third-party partners and providers, to maintain service and quality expectations;
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
•the impact of expense initiatives and our ability to control our cost structure;
•our ability to manage and repay our indebtedness; and
•other risk factors listed from time to time in reports we file with the United States Securities and Exchange Commission (SEC).

We caution you that the foregoing list may not contain all of the forward-looking statements in this Annual Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Annual Report, as well as in our consolidated financial statements, related notes, and other information appearing elsewhere in this Annual Report and our other filings with the SEC that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Annual Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Annual Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

LENDINGCLUB CORPORATION
PART I

Item 1. Business

Introduction

LendingClub is America’s leading digital marketplace bank. As a digitally native, vertically integrated, customer-focused company, and one of a small number of fintech companies with a national bank charter, we are uniquely positioned to create a next generation of financial products and services to improve our members’ financial health. We do this by bringing together the best of both worlds – fintech and banking – leveraging data and technology to increase consumer access to credit, lower their borrowing costs, and improve the return on their savings while delivering a seamless experience that focuses on fairness and simplicity.

The Company was founded in 2006 and brought a traditional credit product – the installment loan – into the digital age by leveraging technology, data science, and a unique marketplace model. In doing so, we became one of the largest providers of unsecured personal loans in the United States. In February 2021, LendingClub completed the acquisition of an award-winning digital bank, Radius Bancorp, Inc. (Radius), becoming a bank holding company and forming LendingClub Bank, National Association (LC Bank), as its wholly-owned subsidiary through which we operate the vast majority of our business (the Acquisition). The result is a combination of complementary strengths that create an economically attractive and resilient digital marketplace bank.

LendingClub’s loan customers – our “members” – can gain access to a broader range of financial products and services designed to help them digitally optimize their lending, spending, and savings. Economic volatility and the current rising costs of healthcare, housing, education, and more have contributed to millions of everyday Americans having insufficient financial reserves or living paycheck to paycheck, including approximately 40% of those earning over $100,000 annually. They often turn to a limited set of higher cost debt solutions to bridge cashflow gaps and manage their financial lives. Our mission is to empower our high-income, high-FICO members on a path to better financial health, giving them new ways to pay less on their debt and earn more on their savings. Since 2007, approximately 4 million individuals have become members, joining the Club to help achieve their financial goals.

Strategic and financial benefits of the Acquisition include:
•Increased and more stable revenue driven by the addition of net interest income from loans held for investment, complementing existing marketplace revenue streams;
•Increased opportunity to attract new members and deepen relationships with existing members through the addition of new digital banking products and services that leverage LendingClub’s marketing and brand strengths;
•Increased resiliency with access to stable, low-cost deposit funding replacing higher-cost and more volatile third-party warehouse funding; and
•Expense benefits by capturing the fees that were historically paid to third-party issuing banks.

Our business model and competitive advantages

We offer key business model and competitive advantages over both traditional banks and fintech marketplaces. These include:
•Unmatched data and analytics, which power our customer experience and underwriting results. We believe that lending is essentially a data problem and that we have the technology and expertise to solve it. We serve members across a wide band of the credit spectrum and have facilitated more than $70 billion of loans to approximately 4 million members since the Company was founded. Through our interactions with applicants and members we have collected more than 150 billion cells of performance and behavioral data across thousands of attributes and various economic cycles. That data informs our activities across the

LENDINGCLUB CORPORATION
customer lifecycle – from marketing to underwriting, pricing, and servicing – and informs our proprietary credit decisioning and machine learning models to rapidly adapt and adjust our operations to changing environments. As a result of our data advantage and iterative credit modeling, we believe we are able to assess credit risk more effectively than traditional scoring models, which allows us to expand access to credit and generate savings for members while also generating attractive risk-adjusted returns. We also believe those advantages promote lower customer acquisition costs and give us a deep understanding of our members, which helps us anticipate their needs, informs future product offerings, and enables us to effectively customize offers.
•Strong, growing, and engaged customer base. Our scalable technology marketplace, customer-focused culture, and use of data and analytics has enabled us to provide loans to millions of members, representing a wide band of the credit spectrum. Our typical member is among the industry’s most sought-after consumers: borrowers who are relatively high income (between $90,000 and $100,000 annual income), high FICO score (over the last three years our average FICO score has remained well above 700), and between mid-30s to mid-50s in age. Many of them have accumulated higher-cost debt as a result of relying on a limited set of available credit options to bridge cash flow gaps or disruptions. They want better, lower-cost solutions. In a December 2020 survey of our members, 83% of respondents told us that they want to do more with us. Our efficient marketplace model enables us to generate savings for members by matching them with the lowest available cost of funding provided by investors on our marketplace, including LC Bank. Our high net promoter score reflects the strong affinity our members have for our brand and the unique value we provide. In fact many of our members return to us for a subsequent loan and these “repeat members” have very low acquisition costs for us and better loan performance. Overall, our members’ engagement provides a launching pad for deepening relationships beyond personal loans and extending into future products.
•Financially attractive and resilient business model. LendingClub operating a national bank has both immediate and long-term benefits. As the originating bank, we save on fees from third-party issuing banks, which compares favorably to nonbank fintechs. We now benefit from two distinct revenue streams: marketplace revenue in the form of origination fees from borrowers and servicing fees on loans sold to investors, which provide attractive in-period income; and net interest income earned from retaining a portion of our prime loan originations for investment, which provides a recurring and resilient revenue source. We are able to adjust the relative percentage of loans held for investment and loans sold through the marketplace depending on market conditions. In addition to improving our loan-level economics, our banking capabilities also substantially increase the long-term resiliency of our business by providing access to more stable deposit funding, which replaces higher-cost and more volatile third-party warehouse funding. Finally, as a digital-first marketplace bank we are better able to leverage technology to meet customers where they are and provide them with efficient and effective solutions.

Our marketplace not only allows us to serve a broad spectrum of borrowers, it also opens up a diverse ecosystem of capital to a new asset class of consumer debt. These marketplace investors include a broad range of institutions that range from banks to institutional funds and asset managers. We primarily compete with other investment vehicles and asset classes, such as equities, bonds, and short-term fixed income securities. LendingClub’s key competitive advantages for marketplace investors include:
•Competitive risk-adjusted returns. We have a decade-and-a-half track record of generating competitive risk-adjusted returns for marketplace investors. Our loans compare favorably to other alternative investment options due to their higher yield and lower duration. Further, our returns are competitive in different market environments, given our ability to dynamically price loans based on a variety of inputs, such as competitive insights, supply and demand, and prevailing interest rates.
•Portfolio diversification. Loans we sell through our marketplace can offer duration, geographic, and/or asset diversification to investors.
•Innovative and easy-to-use technology platform. The investor marketplace brings the traditional loan trading model into the digital age with faster, more efficient transactions that enable borrowers and investors alike to achieve better outcomes. LendingClub’s electronic marketplace enables participating investors to purchase loans quickly and easily. The marketplace provides same day automated settlements,

LENDINGCLUB CORPORATION
flexible real-time market-based pricing, and the ability to customize investor portfolios and trading activity. Investors can use passive portfolio or active loan selection strategies.
•Regulated and resilient counterparty. As a national bank subject to regulatory oversight and an investor in our own loans, LendingClub is a trusted partner for banks participating on our marketplace.

Our loan origination and deposit gathering model

Our sales and marketing efforts are designed to efficiently attract and retain members and build brand awareness. We use an array of marketing channels and constantly seek to improve and optimize the member experience, both online and offline, to achieve efficiency and high levels of member satisfaction.

We attract and retain members directly through our website and through targeted online advertising, online aggregation partners, direct mail, and other channels, including search engines, social media, and strategic relationship referrals. Our growing member base often returns directly to LendingClub if they need another loan or deposit product – at very low acquisition cost for us – which increases the lifetime value of our members while helping them improve their financial health.

Our primary consumer products include unsecured personal loans, secured auto refinance loans, and patient and education finance loans (Consumer Loans). Since the Acquisition in February 2021, we have transitioned the origination of all Consumer Loans to LC Bank, except for a portion of education and patient finance loans, which continue to be originated by a third-party issuing bank.

Once a loan application is received, our multivariable and automated processes enable us to assess risk and present approved applicants with various loan options, including the term, rate, and amount for which the applicant qualifies. Although the approval of the vast majority of our loans are automated, we may perform additional verifications on the applicant. Once any verifications are completed, the loan is originated and proceeds of the loan are issued to the borrower, net of any origination or transaction fee retained by us.

We currently offer borrowers multiple features to lower their cost of debt and enhance their financial health, including balance transfers (where a borrower’s existing credit card debt is directly paid down and the loan is consolidated into a fixed-rate term loan) and joint applications (where borrowers may receive a better rate when they jointly apply for a personal loan). These loan products are underpinned by a scalable technology platform and capabilities targeted directly at our members’ core needs to either lower the cost of their debt and/or improve the returns on their savings.

Our commercial lending business includes commercial and industrial loans, commercial real estate loans, small business loans, and equipment loans and leases. Commercial loans are sourced through relationship managers who maintain and build relationships with businesses across the country. We underwrite loans based on the creditworthiness of commercial clients, including an assessment of cash flows, and on the underlying value of collateral such as equipment or real estate.

For consumer depositors, we offer checking accounts, high-yield savings accounts, and certificates of deposit (CDs). Our checking accounts deliver an award-winning digital experience, customer friendly features, such as ATM fee rebates, no overdraft fees, early direct deposits, rewards, and competitive interest rates. We also offer a range of small business accounts, including checking accounts and U.S. Small Business Administration (SBA) lending programs.

LENDINGCLUB CORPORATION
Our marketplace

Our Consumer Loans are either: (i) sold to investors or (ii) retained by LC Bank. Our commercial loans are generally retained by LC Bank.

Loan Sales (Marketplace Activity): We sell loans to institutional investors, such as banks, asset managers, insurance companies, investment funds, and other large non-bank investors, through our innovative and proprietary marketplace. The marketplace is underpinned by LCX, our real-time electronic platform and settlement technology. This proprietary investor platform can easily be customized to meet the needs of individual investors thereby making transacting on our marketplace fast, easy, and repeatable. This marketplace has a variety of benefits derived from its unique features:
•A diverse, multifaceted investor market, which enables LendingClub to offer loans to a greater number of customers across a wider credit spectrum than what LC Bank retains on its balance sheet.
•A competitive, dynamically priced market that allows a broad array of investors to instantly buy loans at variable prices (at, below, or above par). The market’s competitive nature enables LendingClub to offer lower prices to customers. It also provides us with real-time information on current market prices and demand for certain types of loans, which helps inform our credit models.
•A flexible and adaptable platform that enables LendingClub to test new products or potential underwriting expansions with limited credit or market risk to LC Bank.
•Quick and efficient trading at scale, which allows investors to quickly deploy their strategies and change their approaches as conditions warrant.
•Unconstrained scale because there is no prescribed limit or capital considerations to the volume of loans we can originate and sell through the marketplace, which enables LendingClub to originate more loan volume than it would be able to if all loans were retained on LC Bank’s balance sheet.

LendingClub Bank: LC Bank buys a representative sample of high-quality prime loans from the marketplace and funds those loans directly with its own capital and deposits, which are typically stable and low cost. We retain these loans for investment on LC Bank’s balance sheet and recognize this source of recurring revenue over the life of the loans.

Retail Notes. Investors had historically been able to purchase LendingClub Member Payment Dependent Notes (Retail Notes), which are securities for which cash flows to investors were dependent upon principal and interest payments made by borrowers of certain unsecured personal loans. As of December 31, 2020, and in anticipation of the closing of the Acquisition, LendingClub ceased offering and selling Retail Notes. The total balance of outstanding Retail Notes and related loans will continue to decline as underlying borrower payments are made. The Company does not share in any interest rate or credit risk on the related loans. In connection with the cessation of the Retail Notes program, many of those investors have become customers of LC Bank by participating in LC Bank’s high yield savings product.

Seasonality

Historically, personal loan volume on our marketplace is generally lower in the first and fourth quarters of the year, primarily due to seasonality of borrower behavior, which can impact volume. These seasonal trends contribute to fluctuations in our operating results.

Revenue

We originate Consumer Loans through the Company’s marketplace, either selling them directly to investors, which generates a majority of related revenue immediately, or using our own capital to hold the loans for investment, which generates revenue over the life of the loan.

LENDINGCLUB CORPORATION
Revenue from loans held for sale (HFS) is recorded in “Marketplace revenue” and “Interest income” on our Consolidated Statements of Operations (Income Statement). Marketplace revenue includes origination fees recorded at the time of loan origination and is monetized as cash from loan investor sale proceeds. Marketplace revenue also includes the gain on sales of loans (recognition of servicing asset), servicing fees received from investors over the life of the loan, and net fair value adjustments (gains or losses from sale prices in excess of or less than the loan principal amount). We also earn interest income on loans HFS between the time of origination and the settlement date of the loan sales to investors.

Revenue from loans held for investment (HFI) is recorded in “Interest income” on our Income Statement. Origination fees and applicable costs on loans HFI are deferred and are accreted through interest income, over the life of the loans and are accelerated when loans are paid in full before their maturity date. The Current Expected Credit Losses (CECL) allowance for HFI loans is calculated using a discounted cash flow (DCF) approach and is an estimate of the net present value of lifetime expected credit losses, which is initially recognized through earnings (as “Provision for credit losses”) at the time of origination, while the loan interest received and the accretion of deferred fees and costs are recognized according to the loan’s contractual payment terms. Due to the timing difference caused by origination fee deferrals and upfront credit loss provisioning, earnings are disproportionately impacted from the strong expected organic growth in our HFI loan portfolio before benefiting from higher levels of interest income in later periods.

Competition

The financial services industry is highly competitive, rapidly changing, highly innovative, and subject to regulatory scrutiny and oversight. We compete with financial services providers such as banks, credit unions, and finance companies. We also face increased competition from non-bank institutions such as online and marketplace lending companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors have fewer regulatory constraints and some may have lower cost structures. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

See “Item 1A. Risk Factors – Substantial and increasing competition in our industry may harm our business” for further discussion of the potential impact of competition on our business.

Regulation and Supervision

General

The U.S. financial services and banking industry is highly regulated. The bank regulatory regime is intended primarily for the protection of customers, the public, the financial system and the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), rather than our stockholders or creditors.

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

The material regulatory requirements that are applicable to us and our subsidiaries are summarized below. The description below, as well as other descriptions of laws and regulations in this Annual Report, are not intended to

LENDINGCLUB CORPORATION
summarize all laws and regulations applicable to us and our subsidiaries, and are based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Annual Report.

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

As a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency (OCC). The OCC charges fees to national banks, including LC Bank, in connection with its supervisory activities.

LC Bank’s deposits are insured by the DIF of the FDIC up to applicable legal limits. As an FDIC-insured depository institution, LC Bank is subject under certain circumstances to supervision, regulation and examination by the FDIC. The FDIC charges deposit insurance assessments to FDIC-insured institutions, including LC Bank, to fund and support the DIF. The rate of these deposit insurance assessments is based on, among other things, the risk characteristics of LC Bank. The FDIC has the power to terminate LC Bank’s deposit insurance if it determines LC Bank is engaging in unsafe or unsound practices. Federal banking laws provide for the appointment of the FDIC as receiver in the event LC Bank were to fail, such as in connection with undercapitalization, insolvency, unsafe or unsound condition or other financial distress. In a receivership, the claims of LC Bank’s depositors (and those of the FDIC as subrogee of LC Bank) would have priority over other general unsecured claims against LC Bank.

We are subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. Our common stock is listed on the New York Stock Exchange (NYSE) under the trading symbol “LC” and therefore we are also subject to the rules of the NYSE for listed companies.

Broad Powers to Ensure Safety and Soundness

A principal objective of the U.S. bank regulatory system is to ensure the safety and soundness of banking organizations. Safety and soundness is a broad concept that includes financial, operational, compliance and reputational considerations, including matters such as capital, asset quality, quality of board and management oversight, earnings, liquidity, and sensitivity to market and interest rate risk. As part of its commitment to maintain safety and soundness, at the time the Company acquired LC Bank, LC Bank entered into an Operating Agreement with the OCC (the Operating Agreement). The Operating Agreement sets forth key parameters within which LC Bank must operate, such as with respect to its business plan, minimum capital, directors and senior executive officers, risk management and compliance.

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

LENDINGCLUB CORPORATION
•direct increases in capital;
•direct the sale of subsidiaries or other assets;
•limit dividends and distributions;
•restrict growth and activities;
•set forth parameters, obligations and/or limitations with respect to the operation of our business;
•assess civil monetary penalties;
•remove officers and directors; and
•terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject us and our subsidiaries or their officers, directors and institution-affiliated parties to a broad variety of sanctions or remedies, including those described above.

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

The bank regulatory regime, including through the Operating Agreement, requires that we obtain prior approval of one or more regulators for various initiatives or corporate actions, including acquisitions or minority investments, the establishment of branches, certain changes to our board or senior management, certain dividends or capital distributions, and significant deviations from LC Bank’s previously approved business plan. Regulators take into account a range of factors in determining whether to grant a requested approval, including the supervisory status of the applicant and its affiliates. Thus, there is no guarantee that a particular proposal by us would receive the required regulatory approvals.

The Community Reinvestment Act (CRA) requires federal banking regulators, in their review of certain applications by banking organizations, to take into account the applicant’s record in helping meet the credit needs of its community, including low- and moderate-income neighborhoods. LC Bank is subject to periodic examination under the CRA by the OCC, which will assign ratings based on the methodologies set forth in its regulations and guidance. Less favorable CRA ratings, or concerns raised under the CRA, may adversely affect LC Bank’s ability to obtain approval for certain types of applications.

Company as Source of Strength for LC Bank

Federal law and FRB policy require that a bank holding company serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Thus, if LC Bank were to be in financial distress or to otherwise be viewed by the regulators as in an unsatisfactory condition, then the regulators could require the Company to provide additional capital or liquidity support, or take other action, in support of LC Bank, even if doing so is not otherwise in the best interest of the Company.

Regulatory Capital Requirements and Prompt Corrective Action

The banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain a specified level of capital relative to the amount and types of assets they hold. While capital can serve as an

LENDINGCLUB CORPORATION
important cushion against losses, higher capital requirements can also adversely affect an institution’s ability to grow and/or increase leverage through deposit-gathering or other sources of funding.

The Company and LC Bank are each subject to generally similar capital requirements adopted by the FRB and the OCC, respectively. These requirements establish required minimum ratios for common equity tier 1 (CET1) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum required capital ratios in order to avoid certain limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses; and define what qualifies as capital for purposes of meeting the capital requirements. Specifically, the capital thresholds in order to be regarded as a well-capitalized institution under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations are as follows: a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%.

The regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums. In this regard, and unless otherwise directed by the OCC, we have made commitments for LC Bank to maintain a common equity Tier 1 risk-based capital ratio of 11%, a Tier 1 risk-based capital ratio above 11%, a total risk-based capital ratio above 13% and a Tier 1 leverage ratio of 11% for a minimum of three years following its formation.

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

Regulatory Limits on Dividends and Distributions

The ability of the Company or LC Bank to pay dividends, repurchase stock and make other capital distributions is limited by regulatory capital rules and other aspects of the regulatory regime. For example, a policy statement of the FRB provides that, among other things, a bank holding company generally should not pay dividends if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

Dividends and capital distributions by LC Bank are also limited by the regulatory regimes. For example, the Operating Agreement requires LC Bank to obtain a prior written determination of non-objection from the OCC before declaring any dividend. Taking into account a wide range of factors, the OCC may object and therefore prevent LC Bank from paying dividends to the Company. Other laws and regulations generally applicable to national banks also limit the amount of dividends and capital distributions that may be made by a national bank and/or require prior approval of the OCC. Because substantially all of our business activities, income and cash flow are expected to be generated by LC Bank, an inability of LC Bank to pay dividends or distribute capital to the Company would adversely affect the Company’s liquidity.

See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20. Regulatory Requirements” for additional information.

LENDINGCLUB CORPORATION
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

The Consumer Financial Protection Bureau (CFPB) is generally responsible for rulemaking with respect to certain federal laws related to the provision of financial products and services to consumers. In addition, the CFPB has examination and primary enforcement authority with respect to federal consumer financial protection laws with respect to banking organizations with assets of $10 billion or more. LC Bank has assets less than $10 billion; therefore, we are not currently subject to the examination and enforcement jurisdiction of the CFPB. However, many consumer protection rules adopted or amended by the CFPB do apply to us and are the subject of examination and enforcement with respect to us by the OCC.

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

Privacy, Information Technology and Cybersecurity

We are subject to various laws related to the privacy of consumer information. For example, the Company and its subsidiaries are required under federal law periodically to disclose to their retail clients the Company’s policies and practices with respect to the sharing of nonpublic client information with their affiliates and others, and the confidentiality and security of that information. In some cases, LC Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and LC Bank must allow a consumer to opt out of LC Bank’s sharing of information with its affiliates for marketing and certain other purposes. We are also subject to laws and regulatory requirements related to information technology and cybersecurity. For example, the Federal Financial Institutions Examination Council (FFIEC), which is a council comprised of the primary federal banking regulators, has issued guidance and supervisory expectations for banking organizations with respect to information technology

LENDINGCLUB CORPORATION
and cybersecurity. Our regulators regularly examine us for compliance with applicable laws, and adherence to industry best practices, with respect to these topics. For example, they will evaluate our security of user and customer credentials, business continuity planning, and the ability to identify and thwart cyber-attacks.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Privacy Rights Act of 2020 is expected to become fully operative on January 1, 2023.We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our clients are located.

Limitations on Transactions with Affiliates and Loans to Insiders

Banks are subject to restrictions on their ability to conduct transactions with affiliates and other related parties under federal banking laws. For example, federal banking laws impose quantitative limits, qualitative requirements, and collateral standards on certain extensions of credit and other transactions by an insured depository institution with, or for the benefit of, its affiliates. In addition, most types of transactions by an insured depository institution with, or for the benefit of, an affiliate must be on terms substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party. Federal banking laws also impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal stockholders (including the Company) and their related interests. In addition, purchases and sales of assets between an insured depository institution and its executive officers, directors, and principal stockholders may also be limited under such laws. The Sarbanes-Oxley Act generally prohibits loans by public companies to their executive officers and directors. However, there is a specific exception for loans by financial institutions, such as LC Bank, to its executive officers and directors that are made in compliance with federal banking laws.

Acquisition of a Significant Interest in the Company

Banking laws impose various regulatory requirements on parties that may seek to acquire a significant interest in the Company. For example, the Change in Bank Control Act of 1978 would generally require that any party file a formal notice with, and obtain non-objection of, the FRB prior to acquiring (directly or indirectly, whether alone or acting in concert with any other party) 10% or more of any class of voting securities of the Company. Further approval requirements and significant ongoing regulatory consequences would apply to any company that (directly or indirectly, whether alone or as part of an association with another company) seeks to acquire “control” of the Company or LC Bank for purposes of the BHCA. The determination whether a party “controls” a depository institution or its holding company for purposes of these laws is based on applicable regulations and all of the facts and circumstances surrounding the investment.

Certain Regulatory Developments Relating to the COVID-19 Pandemic CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was passed by Congress and signed into law by the President. Below is a brief overview of some of the provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and LC Bank.

Paycheck Protection Program (PPP). A principal provision of the CARES Act amended the Small Business Administration’s (SBA) loan program to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations, and self-employed persons during the COVID-19 pandemic. On June 5, 2020, the Paycheck Protection Program Flexibility Act (PPPFA) was signed into law, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation authorizing the SBA to resume accepting PPP

LENDINGCLUB CORPORATION
applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020 was signed. Subsequently, the SBA was authorized to resume accepting PPP applications through May 31, 2021. As a participating lender in the PPP, LC Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Temporary Regulatory Capital Relief Related to Impact of Current Expected Credit Losses (CECL). Concurrent with enactment of the CARES Act, federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on borrowings and changes in reserve requirements with respect to deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. The FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we conduct stress tests to measure and prepare for the impact of potential changes in monetary policy, we cannot predict with certainty the nature of future monetary policies and the effect of such policies on our business and earnings.

Issuing Bank Model

Prior to acquiring Radius and establishing LC Bank, our issuing bank for unsecured personal and auto refinance loans was WebBank, a Utah-chartered industrial bank. Our partner banks for education and patient finance loans were NBT Bank and Comenity Capital Bank, which originate and service such loans. NBT Bank is subject to oversight by the OCC and was phased out as a partner in 2021. Comenity Capital Bank is subject to oversight by the FDIC and the Utah Department of Financial Institutions, and will continue to be a partner in 2022. These authorities impose obligations and restrictions on our activities and the loans facilitated through our lending marketplace through issuing and partner banks.

There have been challenges to the ability of a bank to “export” interest rates permitted by the laws of the state where the bank is located. For example, the Second Circuit’s 2015 decision in Madden v. Midland Funding, LLC led to an increase in inquiries, regulatory proceedings and litigation relating to the application of state usury restrictions and limitations and lending arrangements where a bank or other third party has made a loan and then sells and assigns it. In 2020, the OCC issued a final rule clarifying that interest on a loan that is lawful under federal law for national banks and federal savings associations remains lawful upon the sale, assignment or other transfer of the loan (the OCC Rule). The FDIC issued a similar final rule in 2020 applicable to FDIC insured state-chartered banks (the FDIC Rule). Since these final rules, several federal district courts have declined to follow the Madden decision, including in Colorado, Massachusetts and New York. On February 8, 2022, a federal district court granted summary judgment in favor of the OCC and FDIC in lawsuits brought by multiple states seeking to invalidate the OCC Rule and FDIC Rule (California, et al. v. The Office of the Comptroller of the Currency, et al., No. 4:20-cv-05200-JSW (N.D. Cal.); California, et al. v. Federal Deposit Insurance Corporation, No. 4:20-cv-05860-JSW (N.D. Cal.)).

Regulatory Examinations and Actions Relating to the Company’s Pre-Acquisition Business

The Company is routinely subject to examination for compliance with applicable laws and regulations in the states in which it is licensed. Prior to the Acquisition, the Company conducted its business through nonbank entities, some

LENDINGCLUB CORPORATION
of which maintain or maintained various financial services licenses in numerous jurisdictions. Since the Acquisition, the vast majority of the Company’s business is conducted through LC Bank pursuant to the laws applicable to national banks. Accordingly, many state level regulations and licensing requirements no longer apply to the Company post-Acquisition in part because: (i) it is a bank holding company operating a national bank and therefore subject to the purview of the federal banking regulations and regulators, and (ii) post-Acquisition, the Company has ceased certain types of operations that were unique to its pre-Acquisition business model, such as the Retail Notes program.

Therefore the Company’s nonbank entities have returned, and are continuing to return, certain state financial services licenses. Nevertheless, even after state financial services licenses are returned, the Company may continue to be subject to the regulation, supervision and enforcement of various state regulatory authorities with respect to legacy or residual activities. Furthermore, the Company’s nonbank entities continue to maintain certain state licenses, which continue to subject the Company to the regulation, supervision and enforcement of some state regulatory authorities.

The Company has periodically had discussions with various regulatory agencies regarding our pre-Acquisition business model. For example, the Company is subject to examination by the New York Department of Financial Services (NYDFS) with respect to the period prior to the Acquisition and becoming a bank holding company operating a national bank. At times these historic exams have included the application of state usury rates and lending arrangements where a bank or other third party has made a loan and then sells and assigns it to an entity that is engaged in assisting with the origination or servicing of a loan. During the course of such discussions with the NYDFS, the Company decided to voluntarily comply with certain rules and regulations while it was not a bank holding company operating a national bank. Post-Acquisition, the Company has returned its New York state license to the NYDFS, but is subject to a two-year lookback period, which remains ongoing, with respect to compliance with NYDFS regulations.

Additionally, prior to discontinuing the offer and sale of Retail Notes in December 2020, the Company undertook a review of its portfolio of licenses and had discussions with regulators in Texas, Arizona, New York, Florida and North Dakota concerning the licensing/registration required for the issuance of Retail Notes to investors in these states and applied for registrations in these states to facilitate these operations. The Company has reached resolutions with Texas, Arizona and North Dakota to resolve their concerns, the outcome of which is not material to our operations or financial position. Because the Company has ceased offering and selling Retail Notes, it has returned Retail Notes related state licenses and withdrew its related application for registration in Florida.

For more information on how the regulatory environment, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our business see “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance.”

Intellectual Property

To establish and protect our technology and intellectual property rights, we rely on a combination of copyright, trade secret and other rights, as well as confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. We are not dependent on any one patent, related group of patents, or any other single right to use intellectual property. Despite our efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy, or otherwise obtain and market or distribute our intellectual property rights or technology, or otherwise develop a product with the same functionality as our solution. In addition, our competitors may develop products that are similar to our technology. Policing all unauthorized use of our intellectual property rights is nearly impossible, and we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

LENDINGCLUB CORPORATION
Human Capital

The Company and its consolidated subsidiaries had 1,384 employees as of December 31, 2021, all of whom were located in the United States. Our workforce has increased from 980 employees as of December 31, 2020, with much of the increase coming from the Acquisition and hiring in key functions to support our growth and enhance our compliance environment.

Our success depends, in large part, on our ability to recruit, develop, motivate, and retain employees with the skills to execute our long-term strategy. We participate in a competitive market for talent and aim to distinguish ourselves by offering our employees the opportunity to make a meaningful positive impact on the financial health of Americans in an innovative technology-oriented environment. We also offer competitive compensation and benefits. Our compensation programs consist primarily of base salary, corporate bonus, and equity awards. We periodically conduct pay equity surveys to ensure our compensation programs are applied equitably across our workforce. Our benefits programs consist of comprehensive health, dental, and welfare benefits, including a 401(k) matching program and online mental health tools.

We are committed to advancing a safe work environment for our employees. Our commitment to diversity, equality and inclusion has won multiple awards and we have also been recognized as a Top Workplace in the U.S. We adhere, and expect all of our employees to adhere, to our Code of Business Conduct and Ethics, which, among other things, sets forth numerous policies designed to provide for a safe, ethical, respectful and compliant work environment. During the COVID-19 pandemic, our commitment to our employees has been guided by a core principle: keeping our employees safe. With that principle in mind, in March 2020, we rapidly and effectively implemented a work from home program and the majority of our workforce continues to work exclusively from home. As we have begun to reopen our physical offices, we have grounded our return to office strategy in legal requirements and public health guidance in combination with the needs of our employees.

Diversity and inclusion are core to our corporate culture and we continue to strive to improve the diversity of talent within the financial services industry. Diversity and inclusion is an important consideration in hiring decisions and we strive for a 50% diverse candidate slate and interview panel for open roles. In addition to anti-racism, inclusive hiring, and breaking bias trainings for all of our employees, we have executive-sponsored programs designed to provide women and under-represented individuals with leadership training and growth opportunities. Further, we have employee resource groups and allyship programs designed to empower our employees to advocate for the growth of minorities and build a more diverse and inclusive workplace. With respect to our board of directors, the current composition does not reflect the gender or racial diversity we want. Accordingly, we are committed to appointing future candidates that bring increased diversity. As of December 31, 2021, our full-time workforce was 43% female and 48% non-white.

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

LENDINGCLUB CORPORATION

In addition to announcing material financial information through our investor relations website, press releases, SEC filings, and public conference calls and webcasts, we also intend to use other online and social media channels, including our Blog (http://blog.lendingclub.com) and Twitter handles (@LendingClub and @LendingClubIR) to disclose material non-public information and to comply with our disclosure obligations under Regulation FD.

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

LENDINGCLUB CORPORATION
Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. While we believe the risks and uncertainties described below include all material risks currently known by us, it is possible that these may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected.

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
•the adequacy and effectiveness of our risk management framework;
•the impact of any changes to the legal and regulatory regime; and
•our participation in the Federal Paycheck Protection Program.

Risks Related to Operating Our Business

•our ability to develop and commercialize products and services;
•holding loans on our balance sheet and associated credit, liquidity and interest rate risk;
•maintaining our deposit base;
•maintaining adequate liquidity;
•the impact of litigation and regulatory investigations, inquiries and requests;
•M&A activity, including our recent Acquisition;
•disruptions in our technology systems or failures in our technology initiatives;
•maintaining, protecting and promoting our brand;
•offering a breadth and volume of investment opportunities for platform investors;
•managing, and the impact of, fraudulent activity;
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
•negative publicity and media coverage;
•the political environment and fiscal/monetary policies;
•a decline in overall social and economic conditions; and
•the impact of natural disasters, infrastructure failures and other business interruptions.

LENDINGCLUB CORPORATION
Risks Related to Credit and Collections

•the accuracy and effectiveness of our credit decisioning models; and
•the effectiveness of our collections efforts.

Risks Related to Our Industry

•our ability to compete; and
•the soundness of other financial institutions.

Risks Related to Personnel and Third Parties

•attracting and retaining employees;
•the impact of any misconduct or errors; and
•our reliance on, and relationship with, third parties.

Risks Related to Data, Intellectual Property and Privacy

•security incidents, failures and bugs in our systems;
•the impact of cyber-attacks suffered by third parties;
•the collection, storage and use of personal data;
•protecting our intellectual property rights; and
•our use of open source software.

Risks Related to Tax and Accounting

•our ability to use our deferred tax asset;
•our net loss position; and
•changes in accounting standards and incorrect estimates and assumptions.

Risks Related to the Ownership of Our Common Stock

•the volatility of our stock price and fluctuations in quarterly results;
•the availability and content of research and reports by analysts;
•future equity dilution;
•our anti-takeover provisions and restrictions in accumulating a position in the Company; and
•our intention to not pay dividends in the foreseeable future.

RISKS RELATED TO REGULATION, SUPERVISION AND COMPLIANCE

We operate in a highly regulated environment that affects virtually all aspects of our operations, and the need to comply with applicable laws, regulations and supervisory expectations can materially impact our business, financial condition and results of operations.

We are subject to extensive regulation, supervision and legal requirements that affect virtually all aspects of our operations. The regulatory regime governing banking organizations is generally intended to protect customers, depositors, the Deposit Insurance Fund (DIF) and the overall financial stability of the United States, not our stockholders or creditors. See “Item 1. Business – Regulation and Supervision” for information on the regulation and supervision framework which governs our Company and its activities.

LENDINGCLUB CORPORATION
We are regularly examined and inspected by our regulators, including the FRB and OCC. Our regulators have extensive authority and discretion in their interpretation, implementation, supervision and enforcement of the regulatory regime, including on matters related to:
•dividends or capital distributions by LC Bank or the Company;
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
•LC Bank’s commitment to helping meet the credit needs of low- and moderate-income neighborhoods under the Community Reinvestment Act of 1967;
•their willingness to approve applications, such as for changes in our business plan, the establishment of new branches, the commencement of new activities, or the conduct of mergers and acquisitions; and
•our rate of growth and other expansionary or strategic initiatives.

The Company became a bank holding company on February 1, 2021, with its acquisition of Radius, and therefore has only recently become subject to the bank regulatory regime. We continue to devote substantial time and resources to compliance and meeting our regulators’ supervisory expectations, which will adversely affect our profitably and may adversely affect our ability to pursue advantageous business opportunities.

Failure to comply with applicable laws, regulations or commitments, or to satisfy our regulators’ supervisory expectations, could subject us to, among other things, supervisory or enforcement action, which could adversely affect our business, financial condition and results of operations.

If we do not comply with applicable laws, regulations or commitments, if we are deemed to have engaged in unsafe or unsound conduct, or if we do not satisfy our regulators’ supervisory expectations, then we may be subject to increased scrutiny, supervisory criticism, governmental or private litigation and/or a wide range of potential monetary penalties or consequences, enforcement actions, criminal liability and/or reputational harm. Such actions could be public or of a confidential nature, and arise even if we are acting in good faith or operating under a reasonable interpretation of the law and could include, for example, monetary penalties, payment of damages or other monetary relief, restitution or disgorgement of profits, directives to take remedial action or to cease or modify practices, restrictions on growth or expansionary proposals, denial or refusal to accept applications, removal of officers or directors, prohibition on dividends or capital distributions, increases in capital or liquidity requirements and/or termination of LC Bank’s deposit insurance. Additionally, compliance with applicable laws, regulations and commitments requires significant investment of management attention and resources. Any failure to comply with applicable laws, regulations or commitments could have an adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may not be adequate to cover actual losses.

We maintain an allowance for loan losses to provide for loan defaults and non-performance. We reserve for loan losses by establishing an allowance that is based on our assessment of loan losses in our loan portfolio. Further, through its adoption of the CECL model, the Financial Accounting Standards Board (FASB) has implemented a new accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our loan portfolio. Under this new model, the allowance is established to reserve for management’s best estimate of expected lifetime losses inherent in our finance receivables and loan portfolio.

LENDINGCLUB CORPORATION
The process for determining the amount of the allowance requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our finance receivables and loan portfolio, changes to our loss estimation techniques including consideration of forecasted economic assumptions, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

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

LendingClub Corporation is the parent company of and a separate and distinct legal entity from LC Bank. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, which could result in adverse liquidity events at either LendingClub Corporation and/or LC Bank. In particular, LC Bank is subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. Applicable laws and regulations, including capital and liquidity requirements, could restrict our ability to transfer funds between LC Bank and LendingClub Corporation, which could adversely affect our cash flow and financial condition. Additionally, applicable laws and regulations may restrict what LendingClub Corporation is able to do with the liquidity it does possess, which may adversely affect our business and results of operations.

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

Our risk management framework seeks to appropriately balance risk and return and mitigate our risks, including risks attributable to third parties. We have established policies intended to regularly identify and assess our risk profile, including credit risk, pricing risk, liquidity risk, strategic risk and operational risk, and then implement appropriate processes and controls to mitigate risk.

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

LENDINGCLUB CORPORATION
Finally, our risk management framework may be deemed insufficient or inadequate by our regulators, which have in the past required, and we expect to continue to require, that we invest additional resources into remediating any deficiencies and adversely impact our ability to operate our business until such time as the revised framework is deemed sufficient and adequate by our regulators.

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

The PPP loans made by LC Bank (which in this risk factor includes its predecessor entity Radius Bank) under the federal CARES Act are guaranteed by the SBA. If PPP loan funds are used by the borrower for specific purposes as provided under the PPP, the loan may be fully or partially forgiven by the SBA and LC Bank will receive funds directly from the SBA. If, however, the PPP borrower fails to qualify for loan forgiveness then we may end up holding these loans at unfavorable interest rates as compared to the interest rate that we otherwise would have applied.

There was and continues to be uncertainty regarding some of the laws, rules and guidance relating to the PPP. If the SBA or other regulators determine that LC Bank has not complied with all PPP laws, rules and guidance, we could be required to refund some or all of the fees related to PPP loans that we have earned or be subject to other regulatory enforcement action. Furthermore, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by LC Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from LC Bank. PPP lenders, including LC Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. Any financial liability or litigation related to LC Bank’s participation in PPP could adversely impact our business, financial condition, and results of operations.

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

The financial services and banking industry is evolving rapidly and changing with disruptive technologies and the introduction of new products and services. We derive a significant portion of our revenue from transaction-based fees we collect in connection with the origination of unsecured personal loans. To enhance customer engagement and diversify our revenue streams, we are undertaking a strategy to broaden the scope of our products and services we offer. Failure to broaden the scope of our products and services leaves us dependent on a single revenue stream and vulnerable to competitors offering a suite of products and services. Accordingly, a key part of our success depends on our ability to develop and commercialize new products and services and enhancements to existing products and services.

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

We may hold loans purchased by the Company or issued by LC Bank for a short period or for a longer term. While these loans are on our balance sheet we earn interest on the loans, but we have exposure to the credit risk of the borrowers. In the event of a decline or volatility in the credit profile of these borrowers the value of these held loans may decline. This may adversely impact the liquidity of these loans, which could produce losses if we are unable to realize their fair value or manage declines in their value, each of which may adversely affect our financial performance. Further, utilizing our balance sheet to purchase loans at greater than forecasted amounts may impair our ability to allocate sufficient financial resources for other purposes, such as advancing our products and services, which could impact our results of operations.

From time to time, we may provide incentives to investors to purchase such loans from us or we may sell the loans at a price that is less than par. Any incentive or difference to par may be partially or wholly offset by other factors, such as interest earned on the loan prior to its sale. However, selling loans with incentives or at prices less than par may discourage investors from purchasing loans on our platform without incentives or at par value, cause us to realize less revenue than expected with respect to such loans or prompt dissatisfaction and complaints from investors unable to purchase incentivized or discounted loans, each of which may adversely affect our business and financial results.

We may not be able to maintain our deposit base.

We rely on deposits as a principal source of funding for our lending activities. As of December 31, 2021, we had approximately $3.1 billion in deposits, which consisted of $2.2 billion in core deposits and $0.9 billion in brokered deposits. Our future growth and strategy will largely depend on our ability to maintain core deposits to provide a less costly and stable source of funding. The deposit markets are competitive, and therefore it may prove difficult to

LENDINGCLUB CORPORATION
grow our core deposit base. Changes we make to the rates offered on our deposit products may affect our finances and liquidity. We also have brokered deposits, which may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, including perceptions about our reputation, financial strength or branchless banking generally, which could reduce the number of consumers choosing to place deposits with us.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of LC Bank and being considered “well-capitalized” by the banking regulators. Our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits and the amount of brokered deposits we can accept. We also derive a portion of our deposits through our Banking-as-a-Service relationships. If a Banking-as-a-Service relationship were to terminate, our deposit base would decrease. An inability to develop and maintain a strong deposit base could have a material adverse impact on our business, financial condition and results of operations.

An inability to maintain adequate liquidity could jeopardize our business and financial condition.

Liquidity is essential to our business. Although we believe that we currently have an adequate amount of liquidity to support our business, there are a number of factors that could reduce and/or deplete our existing liquidity position, including results of operations that are reduced relative to our projections, costs related to existing or future litigation or regulatory matters, the pursuit of strategic business opportunities (whether through acquisition or organic) and unanticipated liabilities. Additionally, as noted above, we are subject to stringent capital and liquidity regulations and requirements and need to manage our liquidity position at both LendingClub Corporation and LC Bank within the parameters and terms set forth by applicable regulations and regulators. LC Bank is subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to the Company. Any inability to maintain an adequate liquidity position could adversely affect our operations, our compliance with applicable regulations and the performance of our business.

Further, our ability to raise additional capital, should that be deemed beneficial and/or necessary, depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the financial services and banking industry, market conditions, governmental activities, and our financial condition and performance. Accordingly, we may be unable to raise additional capital if needed or on acceptable terms, which may adversely affect our liquidity, business, financial condition and results of operations.

We are regularly subject to litigation, and government and regulatory investigations, inquiries and requests.

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations such as the Telephone Consumer Protection Act (TCPA), Fair Credit Reporting Act (FCRA), Unfair and Deceptive Acts and Practices (UDAP) or Unfair, Deceptive or Abusive Acts or Practices (UDAAP) violations, government and regulatory exams, investigations, inquiries or requests, and other proceedings involving consumer protection, privacy, labor and employment, intellectual property, privacy, data protection, cybersecurity, anti-money laundering, securities, tax, commercial disputes, record retention and other matters. The number and significance of these claims, lawsuits, exams, investigations, inquiries and requests have increased as our business has expanded in scope and geographic reach, and our products and services have increased in complexity. For example, since our acquisition of Radius, we are subject to supervision, regulation, examination and enforcement by multiple federal banking regulatory bodies. Specifically, as a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the FRB. Further, as a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC. Accordingly, we have been and continue to invest in regulatory compliance and to be subject to certain parameters, obligations and/or limitations set forth by the banking regulations and regulators with respect to the operation of our business. We are also subject to significant litigation and regulatory inquiries, as discussed more fully in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies,” below.

LENDINGCLUB CORPORATION

The scope, timing, outcome, consequences and impact of claims, lawsuits, proceedings, investigations, inquiries and requests that we are subject to cannot be predicted with certainty. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. Furthermore, resolution of such claims, lawsuits, proceedings, investigations, inquiries and requests could result in substantial fines, penalties or other monetary, injunctive or declaratory relief, which may materially and adversely affect our business. These claims, lawsuits, proceedings, exams, investigations, a requests could also: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering certain features, functionalities, products or services, (ii) limit our access to credit, (iii) result in a modification or suspension of our business practices, (iv) require certain parameters, obligations and/or limitations with respect to the operation of our business, (v) require us to develop non-infringing or otherwise altered products or technologies, (vi) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries and requests, (vii) consume financial and other resources which may otherwise be utilized for other purposes, such as advancing our products and services, (viii) cause a breach or cancellation of certain contracts, or (ix) result in a loss of customers, investors and/or ecosystem partners, any of which may adversely affect our business and operations. Furthermore, even following the resolution of any claims, lawsuits, proceedings, exams, investigations, inquiries and requests against us, a regulatory enforcement agency could take action against one or more individuals or entities, which may require us to continue to incur significant expense for indemnification for any such individual or entity until such matters may be resolved. Any of these consequences could materially and adversely affect our business.

Our acquisitions and other strategic transactions, including our recent Acquisition, may not yield the intended benefits.

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

In particular, on February 1, 2021, we acquired Radius and thereby its wholly-owned subsidiary, Radius Bank. The Company anticipates that this Acquisition will continue to be transformational for the Company from both a financial and strategic perspective. However, any acquisition (including our Acquisition), disposition or other strategic transactions involves risks, including:
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
•difficulties in maintaining uniform standards, controls, procedures and policies within the combined organization;
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
•failure to successfully further develop any acquired technology;

LENDINGCLUB CORPORATION
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

The acquisition of Radius represents a significant transformation for us. While we are optimistic in our ability to integrate the Radius business and the strategic and financial opportunities the Acquisition will enable, there is significant risk in the execution of the transformation and integration. For example, we are now subject to extensive regulation by the federal banking regulators and accordingly we are continuing to rapidly evolve our compliance programs so that we, and certain of our third-party partners and providers, have adequate processes and staffing to satisfy the applicable regulations and our regulators. Similarly in connection with the Acquisition, we now offer a broader suite of products and services and there is a risk that there will be interruptions in the operation and support of these products and services while we complete the integration of the Radius business and personnel. Any failure, delay or interruptions related to this transformation and integration could adversely impact our business, financial condition, and results of operations. Finally, while we are undergoing this transformation, new operations and integration, certain of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report, such as our attrition risk, compliance with the bank regulatory regime, and resolution of regulatory and compliance matters associated with our prior regulatory regime, may be heightened. For example, we have transitioned from an issuing bank partnership model to one in which we directly originate the vast majority of our loans, which subjects us to an array of rules and regulations for which non-compliance may adversely impact our business, financial condition and results of operations.

Any transactions, combinations, acquisitions, dispositions or alliances may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders and the interests of holders of our indebtedness.

In addition, we cannot assure you that any acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

Finally, we may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, the terms of such potential transactions may expose us to ongoing obligations and liabilities.

Any significant disruption in our technology systems, including events beyond our control, or failure in our technology initiatives could have a material adverse effect on our operations.

We believe the technology platform that powers our marketplace bank enables us to deliver solutions to customers and provides a significant time and cost advantage over traditional banks. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, customer service and reputation. Our failure to maintain satisfactory performance, reliability and availability of our

LENDINGCLUB CORPORATION
technology and underlying network infrastructure may impair our ability to attract new and retain existing customers, which could have a material adverse effect on our operations.

Any interruptions or delays in our technology systems or service, whether as a result of third-party error, our error, natural disasters, terrorism, other man-made problems, or security breaches, whether accidental or willful, could harm our relationships with our customers and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on loans, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, and cause customers to abandon our marketplace bank, any of which could adversely affect our business, financial condition and results of operations.

We depend on our technology infrastructure to conduct and grow our business and operations and accordingly we invest in system upgrades, new solutions and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems and require significant human and financial resources. While we take steps to mitigate the risks and uncertainties associated with these initiatives, these initiatives may not be implemented on time (or at all), within budget or without negative financial, operational or customer impact. Further if and when implemented, these initiatives may not perform as we or our customers and other stakeholders expect. We also may not succeed in anticipating or keeping pace with future technology needs, technology demands of our customers or the competitive landscape for technology. The failure to implement new and maintain existing technologies could adversely affect our business, financial condition and results of operations.

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

LENDINGCLUB CORPORATION
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

In addition, in the past, third parties have attempted to defraud individuals, some of whom may be potential customers of ours, by misappropriating our logos and representing themselves as LendingClub in e-mail campaigns to e-mail addresses that have been obtained outside of LendingClub. In one particular scheme, third parties represented to individuals that they might obtain a loan if they paid an “advance fee.” Individuals who believe that the campaigns are genuine may make payments to these unaffiliated third parties. Although we take commercially reasonable steps to prevent third-party fraud, we cannot always be successful in preventing individuals from suffering losses as a result of these schemes. Individuals who suffer damages due to the actions of these unaffiliated third parties may negatively view LendingClub, causing damage to our brand and reputation and reducing our business.

If we are unable to accurately forecast demand for loans, our business could be harmed.

We operate a marketplace bank for consumer credit, balancing borrower demand for loans against investor demand for risk-adjusted returns. We offer credit to borrowers across a range of credit profiles and rates and we offer investment opportunities across a range of risk-adjusted returns. In the event that borrower demand at a given credit rate exceeds investor demand for that product for a given period, we may fund the loans and hold them on our balance sheet, which carries certain risks. The vast majority of investor funding on our platform is non-committed and therefore it is challenging to precisely forecast investor demand. In addition to the discussion in this section, see the risk factor “Holding loans on our balance sheet exposes us to credit, liquidity and interest rate risk, which may adversely affect our financial performance.”

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

LENDINGCLUB CORPORATION
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

Our success depends in significant part on the financial strength of investors participating on our marketplace bank platform. Investors could, for any reason, experience financial difficulties and cease participating on our platform or fail to pay fees when due. Further, the financial returns on loans we offer on our platform may prove to be unsatisfactory to certain platform investors and, therefore, such investors may choose to deploy their capital elsewhere. The occurrence of one or more of these events with a significant number of investors could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operation.

Additionally, investors may exert significant influence over us, our management and operations. For example, if investors pause or discontinue their investment activity, we may need to provide incentives or discounts and/or enter into unique structures or terms to attract investor capital to the platform. These arrangements may have a number of different structures and terms, including alternative fee arrangements or other incentives. There is also no assurance that we will be able to enter into any of these transactions if necessary, or if we do, what the final terms will be. Failure to attract investor capital on reasonable terms may result in a reduction in origination volume. For example, a number of our largest platform investors ceased or significantly reduced their purchases of our products in the Spring of 2020, which resulted in a material reduction in our origination volume and revenue. Similar actions may have a material impact on our business, financial condition and results of operations.

Any challenge to or adverse consequence from our use of the issuing bank partnership model may harm our business.

We believe that our use of the issuing bank partnership model is appropriate for all the jurisdictions in which we operate and we have worked with federal, state and local regulatory agencies to help them understand the model. However, we operate in a complex and evolving regulatory environment at the federal and state level and some enforcement authorities and private parties have challenged the ability to rely on legislative and judicial authority that permits a bank to “export” interest rates permitted by the laws of the state where the bank is located.

For example, in May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank may not be entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. However, in 2020, the OCC issued a final rule clarifying that interest on a loan that is lawful under federal law for national banks and federal savings associations remains lawful upon the sale, assignment or other transfer of the loan (the OCC Rule). The FDIC issued a similar final rule in 2020 applicable to FDIC-insured state-chartered banks (the FDIC Rule). Since these final rules, several federal district courts have declined to follow the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC, including in Colorado, Massachusetts and New York. On February 8, 2022, a federal district court granted summary judgment in favor of the OCC and FDIC in lawsuits brought by multiple states seeking to invalidate the OCC Rule and FDIC Rule (California, et al. v. The Office of the Comptroller of the Currency, et al., No. 4:20-cv-05200-JSW (N.D. Cal.); California, et al. v. Federal Deposit Insurance Corporation,

LENDINGCLUB CORPORATION
No. 4:20-cv-05860-JSW (N.D. Cal.)).While we believe that our use of the issuing bank model is appropriate and factually distinguishable from the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC, the case could create potential liability under state statutes such as usury statutes.

Any challenge to or adverse consequence of our use of the issuing bank partnership model (where it is still used in our business) could adversely affect that business (including requiring that we alter our business model for impacted products), financial condition and results of operations.

If we breach representations or warranties that we made in our securitization, whole loan, CLUB Certificate or LendingClub Loan Certificate transactions, or if we suffer a direct or indirect loss in our retained interests in these transactions, our financial condition could be harmed.

We have sponsored a number of sales of unsecured personal whole loans through asset-backed securitizations. In connection with these securitizations, as well as our whole loan, CLUB Certificate and LendingClub Loan Certificate transactions, we make certain customary representations, warranties and covenants. If there is a breach of those representations and warranties that materially and adversely affects the value of the subject loans, then we will be required to either cure the breach, repurchase the affected loans from the purchasing entity, replace the affected loans with other loans or make a loss of value payment, as the case may be. Any losses that result could be material and have an adverse effect on our financial condition.

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

Should we desire to obtain additional indebtedness we may require a guarantee by LC Bank, where substantially all of our operations are being conducted. Any such guarantee would require approval of the banking regulators and there can be no assurance that we would be able to obtain such a guarantee. To extent that we are not able to obtain a guarantee from LC Bank, it may be more difficult or expensive for us to borrow money.

Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund our business, operations and significant planned capital expenditures will depend on our ability to pay with available cash or generate cash in the future. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as utilizing available capital, limiting the facilitation of additional loans, selling assets, selling equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or adversely affect our business and financial results. We also may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

LENDINGCLUB CORPORATION
RISKS RELATED TO MACROECONOMIC CONDITIONS OR OTHER EXTERNAL FACTORS

Our business has been and will likely continue to be negatively impacted by the COVID-19 pandemic.

The COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread, including the closure of non-essential businesses and shelter in place orders, resulted in an unprecedented reduction in economic activity and significant dislocation on consumers, businesses, capital markets and the broader economy. In particular, the impact of COVID-19 on the finances of our borrowers has been profound as many have been, and may continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity.

In response to the impact of COVID-19, we undertook a number of initiatives to support our borrowers, protect investor returns, and preserve capital and liquidity. For example, we added customer support capacity and instituted new payment and hardship plans, adjusted our credit and underwriting processes and standards, and undertook a number of measures that aimed to balance the platform without further use of our balance sheet. Although we have since reverted certain of these measures, we will continue to actively monitor the situation, assess possible implications to our business and take appropriate actions in an effort to mitigate the adverse consequences of COVID-19. However, there can be no assurances that any initiatives we take will be sufficient or successful.

There are no comparable recent events to accurately predict the effect COVID-19 may have, and, as a result, its ultimate impact is highly uncertain and subject to change. COVID-19 has had, and may again have, a number of adverse effects on our business and results of operations, including materially decreased demand for our products and negative pressure on overall platform returns, including as a result of increased credit risk of borrowers (including elevated delinquencies and charge-off rates) and the implementation of forbearance plans.

Further, our compliance with measures to contain the spread of, or otherwise related to, COVID-19 has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key vendors and counterparties, for an indefinite period of time. Despite the prevalence of remote working within and beyond our company, the disruptions in workforce and collaboration caused by COVID-19 may result in inefficiencies and delays in product development, marketing, operations and customer service efforts that we cannot fully mitigate.

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

The COVID-19 pandemic, and its impact, may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report, such as managing our liquidity, growing platform volume and our exposure to litigation, and government and regulatory investigations, inquiries and requests.

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

LENDINGCLUB CORPORATION
rates. Furthermore, investors would lose the opportunity to collect the higher interest rate payable on the corresponding loan and may delay or reduce future loan investments.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates will cause our net interest income and margin to increase or decrease. To the extent that we hold loans for sale on our balance sheet, we will be at risk to rising interest rates between origination and sale. In order to sell such loans, we may need to reduce the sale price in order to satisfy the yield expectations of our platform investors. Fluctuations in the interest rate environment may impact our net interest income and/or discourage investors and borrowers from participating in our marketplace bank and may reduce our loan originations, any which may adversely affect our business.

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

Negative publicity about our industry or our company, including with respect to the quality and reliability of our marketplace bank, effectiveness of the credit decisioning or scoring models used in our marketplace bank, the effectiveness of our collection efforts, statements regarding investment returns, changes to our marketplace bank, our ability to grow our borrower and investor base at a rate expected by the market, our ability to effectively manage and resolve borrower and investor complaints, our ability to manage borrower and investor accounts in compliance with regulatory requirements which may not be clear, privacy and security practices, use of loan proceeds by certain borrowers of ours or other companies in our industry for illegal purposes, litigation, regulatory activity, and the experience of borrowers and investors with our marketplace bank, products or services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our bank, products and services, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners or partners of partners, other online marketplace banks, outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of borrower and investor information and compliance failures and claims.

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

Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. Additionally, tax and other fiscal policies impact not only general economic and market conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. Both the timing and the nature of any changes in monetary or fiscal policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect our business and operating results.

LENDINGCLUB CORPORATION

A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a marketplace bank, we believe our customers are highly susceptible to uncertainties and negative trends in the markets driven by, among other factors, general social and economic conditions in the United States, abroad and the regional areas where our customers reside. Economic factors include interest rates, unemployment levels, the impact of a federal government shutdown, natural disasters, public health emergencies, pandemics, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, the rate of inflation, relative returns available from competing investment products and consumer perceptions of economic conditions. Social factors include changes in consumer confidence levels and changes in attitudes with respect to incurring debt and the stigma of personal bankruptcy.

These social and economic factors may affect the ability or willingness of borrowers to make payments on their loans. Because we pass through collected borrower payments to investors or we make payments to investors ratably only to the extent we receive the borrower’s payments on the corresponding loan, if we do not receive payment(s) on the corresponding loan, the investor will not be entitled to the corresponding amount(s) or payment(s) under the terms of the investment or whole loan purchase agreement. In some circumstances, economic and/or social factors could lead to a borrower deciding to pre-pay their loan obligation. In the event of a prepayment, while the investor would receive the return of principal, interest would no longer accrue on the loan. Accordingly, the return for the investor would decline as compared to a loan that was timely paid in accordance with its amortization schedule. There is no penalty to borrowers if they choose to pay their loan early.

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

Our ability to attract customers to, and build trust in, our marketplace bank is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning, pricing, loss forecasting and scoring models that assign each loan offered through our marketplace bank a grade and a corresponding interest rate. Our models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data, bank data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates for borrowers and risk-adjusted returns for investors.

Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, we may experience higher than forecasted losses. Furthermore, as stated above, we hold loans on our balance sheet. We periodically assess the value of these loans and in doing so we review and incorporate a number of factors including forecasted losses. Accordingly, if we fail to adequately assess the creditworthiness of our borrowers such that we experience higher than forecasted losses, the value of the loans held on our balance sheet may be adversely affected.

We continually refine these algorithms based on new data and changing macroeconomic conditions. However, there is no guarantee that the credit decisioning, pricing, loss forecasting and scoring models that we use have accurately assessed the creditworthiness of our borrowers, or will be effective in assessing creditworthiness in the future.

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

Many of our loan products, including all of our personal loans, are unsecured obligations of borrowers, and they are not secured by any collateral. None of the loans facilitated on our platform are guaranteed or insured by any third party or backed by any governmental authority in any way. We are the loan servicer for all loans supporting notes, all certificates and certain secured borrowings, and we are the loan servicer for most, though not all, loans sold as whole loans. The ability to collect on the loans is dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, bankruptcy or the economic and/or social factors referenced above in the risk factor “A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.” Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party servicers and collection agencies are limited in our ability to collect loans.

In addition, most investors must depend on us or our third-party servicers and collection agents to pursue collection on delinquent borrower loans. Because we make payments ratably on an investor’s investment only if we receive the borrower’s payments on the corresponding loan, if we, or third parties on our behalf, cannot adequately perform collection services, the investor will not be entitled to any payments under the terms of the investment. Further, if collection action must be taken in respect of a loan, we or the collection agency may charge a collection fee on any amounts that are obtained (excluding litigation). These fees will correspondingly reduce the amounts of any

LENDINGCLUB CORPORATION
payments received by an investor. Similarly, the returns to investors may be impacted by declines in market rates for sales of charged-off loans to third-party purchasers. Ultimately, if delinquencies impair our ability to offer attractive risk-adjusted returns for investors, they may seek alternative investments and our business may suffer.

In addition, because our servicing fees depend on the collectability of the loans, if we experience a significant increase in the number of delinquent or charged-off loans we will be unable to collect our entire servicing fee for such loans and our revenue could be adversely affected.

Credit and other information that we receive from borrowers or third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause us to inaccurately price loans made through our marketplace bank.

Our ability to review and select qualified borrowers depends on obtaining borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and other third parties. We assign loan grades to loan requests based on our marketplace bank’s credit decisioning and scoring models that take into account reported credit score, other information reported by the consumer reporting agencies and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score or loan grade may be based on outdated, incomplete or inaccurate data, including consumer reporting data, and we do not verify the information obtained from a borrower’s credit report.

Additionally, there is a risk that, following the date of the credit report or other third-party data that we obtain and review, a borrower may have:
•become delinquent in the payment of an outstanding obligation;
•defaulted on a pre-existing debt obligation;
•taken on additional debt; or
•sustained other adverse financial events.

In addition, borrowers supply a variety of information, including information that is included in the loan listings on our marketplace bank, and this information may be inaccurate or incomplete. To verify a borrower’s identity, income or employment, our verification process and teams connect to various data sources, directly or through third-party service providers, contact the human resources department of the borrower’s stated employer, or request pay stubs. However, we often do not verify a borrower’s stated tenure, job title, home ownership status or intention for the use of loan proceeds.

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

LENDINGCLUB CORPORATION
may be able to offer lower rates to borrowers than we are able to offer and/or structure their products in a manner that is more attractive to potential customers. Additionally, some of our competitors may also be subject to less burdensome licensing and other regulatory requirements.

If we do not offer, price and develop attractive products and services for our customers, we may not be able to compete effectively against our competitors and our business and results of operations may be materially harmed. Additionally, competition may drive us to take actions that we might otherwise avoid, such as lowering interest rates or fees on loans or raising interest rates on deposits, and that may adversely affect our business and results of operations.

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

RISKS RELATED TO PERSONNEL AND THIRD PARTIES

If we fail to attract and retain our highly skilled employees needed to support our business, we may not be able to achieve our anticipated level of growth and our business could suffer.

We believe our success depends on the efforts and talents of our employees, including software engineers, financial, banking, credit and risk personnel, and marketing professionals. Our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for highly skilled technical and financial personnel, particularly in the San Francisco Bay Area, is extremely intense. Building and maintaining a positive culture and work environment that reinforces our values is also critical to attracting and retaining employees.

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

LENDINGCLUB CORPORATION
or take, convert or misuse funds, documents or data (including customer and/or internal documents or data), or fail to follow protocol when interacting with customers, we could lose customers, harm our reputation, be liable for damages, be subject to repurchase obligations and be subject to complaints, regulatory actions and penalties.

While we have internal procedures and oversight functions to protect us against these risks, we could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability.

Additionally, our use of third-party vendors is subject to increasingly demanding regulatory requirements and attention by our regulators. Regulations require us to perform due diligence of, perform ongoing monitoring of and exercise certain controls over our third-party vendors and other ongoing third-party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships.

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

In order to grow our business and effectuate our business strategy, we anticipate that we will depend in part on our ability to develop and expand our strategic relationship with third parties to offer additional products and services on our platform.

Identifying suitable partners, and negotiating and documenting relationships with them, requires significant time and resources. In some cases, we also compete directly with our partners’ product offerings, and if these partners cease their strategic relationship with us it could result in fewer product and service offerings on our platform, which may impede our ability to execute on our business strategy. Further, if we are unsuccessful in establishing or maintaining our relationships with third parties, or realizing the anticipated benefits from such partnerships, our ability to compete and to grow our revenue could be impaired and our operating results may suffer.

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

We believe the technology platform that powers our marketplace bank enables us to deliver solutions to customers and provides a significant time and cost advantage over traditional banks. The satisfactory performance, reliability and availability of our technology and underlying network infrastructure are critical to our operations, customer service and reputation. Like all information systems and technology, our systems may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be

LENDINGCLUB CORPORATION
subject to computer viruses or other malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or make it difficult or impossible for us to deliver a satisfactory experience to our customers. Our failure to maintain satisfactory performance, reliability and availability of our technology and underlying network infrastructure may impair our ability to attract new customers and retain existing customers, which could have a material adverse effect on our business.

Our business involves the collection, storage, processing and transmission of customers’ personal information, including their financial information. The highly automated nature of our marketplace bank, our reliance on digital technologies and the types and amount of data collected, stored and processed on our systems make us an attractive target and subject to cyber-attacks, computer viruses, ransomware, physical or electronic break-ins and similar disruptions. While we have taken steps to protect confidential information that we collect, create, or have access to, our security measures or those of our third-party vendors and business partners are subject to breach. Unauthorized access to our proprietary business information or customer data may be obtained through, among other things, break-ins, sabotage, computer malware, viruses, social engineering, ransomware attacks, hacking into the systems or facilities of us or our partners, vendors, or customers, exposing and exploiting design flaws in our software, or other misconduct, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years and may target our systems or facilities or those of our partners, vendors, or customers. For example, outside parties have attempted to fraudulently induce employees, vendors, customers, and others to disclose sensitive or confidential information in order to gain access to our systems. Our security measures could also be compromised by our personnel, theft or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely.

Cyber-attacks have occurred on our systems in the past and may occur on our systems in the future. Although to date we have not suffered material costs or disruption to our business from any such incident, unauthorized access to our marketplace bank and servicing systems can result in confidential borrower and investor information being stolen and potentially used for criminal purposes. Breaches of our security measures could negatively impact our relationships with customers, lead to interruptions or delays or make it difficult or impossible for us to deliver a satisfactory experience to our customers, and expose us to liability related to the loss of the information, time-consuming expensive litigation and negative publicity. Moreover, any future security breach may also result in the theft of our intellectual property, proprietary data, or trade secrets, which could have a material adverse impact on our reputation, business operations and financial performance.

We also may be required to notify regulators and affected individuals about any actual or perceived data breach involving personal information within strict time periods. This notice may be difficult to provide in a timely fashion for many reasons, including due to the complexity of gathering, verifying and analyzing relevant information. Furthermore, these mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose borrowers, investors and ecosystem partners and our business and operations could be adversely affected.

Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. Cyber-attacks may take advantage of weaknesses in third-party technology or standards of which we are unaware or that we do not control and may not be recognized until long after they have been launched. Certain efforts may be state-sponsored or from other sophisticated organizations, and supported by significant financial and technological resources, making them even more difficult to detect. Efforts to prevent hackers from disrupting our services or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of, or otherwise adversely impact, our service offerings and systems.

LENDINGCLUB CORPORATION
The systems we rely upon also remain vulnerable to damage or interruption from a number of other factors, including the failure of our network or software systems, natural disasters, terrorism, telecommunication failures, human error, third-party error, other-man made problems, and similar events or disruptions. Any interruptions or delays in our technology systems or service, whether accidental or willful, could harm our relationships with our customers and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on loans, impact our marketplace bank operations, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to abandon our marketplace bank, any of which could adversely affect our business, financial condition and results of operations.

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

We also utilize certain information provided by third parties to facilitate the marketing, distribution, servicing and collection of loans. A cyber-attack suffered by a third party that provides data to us could impact our ability to market, distribute, service or collect for borrowers or investors. For example, Equifax announced a significant cyber breach that impacted millions of consumers. We utilize certain information from Equifax to allow us to market our products through pre-screened offers to qualified borrowers. If a consumer elects to “freeze” their credit data, we would not be able to access their information to make these pre-screened offers. Further, as a result of the release of personal information from a third-party platform, we could experience an increase in fraudulent loan applications or investor accounts. Under our policies, we reimburse investors for any loan obtained as a result of a verified identity fraud and any increase in identity theft could result in increased reimbursement costs.

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

Governments, regulators, the plaintiffs’ bar, privacy advocates and customers have increased their focus on how companies collect, process, use, store, share and transmit personal information. This regulatory framework for privacy issues worldwide is evolving and is likely to continue to evolve for the foreseeable future, which creates uncertainty. For example, in California, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020 and will be modified by the California Privacy Rights Act (CPRA), which becomes fully effective on January 1, 2023. The CCPA and CPRA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume,

LENDINGCLUB CORPORATION
cost and success of class action data breach litigation. The CPRA also established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA, as well as to impose administrative fines. The full impact of this law and its corresponding regulations, future enforcement activity and potential liability is unknown. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy laws which we likely would be subject to if enacted.

We cannot yet predict the full impact of the CCPA, CPRA or any other proposed or enacted state, U.S. or international data privacy legislation on our business or operations, but such laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We could also be adversely affected if other legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. Any actual or perceived failure to comply with data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

We post on our website our privacy policies and practices concerning the collection, use, disclosure and processing of personal information. We also obtain consent from our borrowers to share personal information under certain conditions. We are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related obligations to our customers and other third parties. Our failure, real or perceived, to comply with applicable privacy policies or federal, state or foreign laws and regulations or any compromise of security that results in the unauthorized release of personal information or other user data could damage our reputation, discourage potential borrowers or investors from using our marketplace bank or result in fines or proceedings brought against us, our issuing banks or other third parties by governmental agencies, borrowers, investors or other third parties, one or all of which could materially adversely affect our business, financial condition and results of operations. In addition to laws, regulations and other applicable common law rules regarding privacy, privacy advocacy groups, industry groups or other private parties may propose new and different privacy standards. We could also be subject to liability for the inappropriate use of information made available by us. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our practices. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability for us, damage our reputation, inhibit use of our marketplace bank and harm our business.

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

LENDINGCLUB CORPORATION
In order to protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of intellectual property. In addition, any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or operating our platform or require that we comply with other unfavorable terms. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and adversely impact our business.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code, as amended. Our NOLs may also be impaired under similar provisions of state law.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has historically been recorded to recognize only deferred tax assets that are more likely than not to be realized.

Finally, further changes to the federal or state tax laws or technical guidance relating to the Tax Act that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax

LENDINGCLUB CORPORATION
asset. Our tax attributes as of December 31, 2021 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We have incurred net losses in the past and may incur net losses in the future.

Although we were profitable for the year ended December 31, 2021, we have incurred net losses in the past. Our operating expenses may continue to be elevated as we resolve regulatory investigations and examinations, enhance our compliance and technology systems, continue the growth of our business, attract customers and partners, and further enhance and develop our products and services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional losses in the future and may not maintain profitability on a quarterly or annual basis.

If accounting standards change or if our estimates or assumptions relating to our critical accounting policies prove to be incorrect, our results of operations and financial condition could be adversely affected.

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (GAAP). The application of GAAP is also subject to varying interpretations over time. We are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB, the SEC, and bank regulatory authorities. Those changes are beyond our control but could adversely affect our results of operations and financial condition. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies – Adoption of New Accounting Standards” below for information on new financial accounting standards issued by the FASB. Additionally, the preparation of our financial statements in conformity with GAAP requires estimates and assumptions that affect the amounts reported and disclosed in our financial statements. While we base our estimates and assumptions on historical experience and other assumptions that we believe to be reasonable under the circumstances, our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our stock price has been and may continue to be volatile.

Our stock price has exhibited substantial volatility. Our stock price may continue to fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; changes in the credit performance on our platform; the public’s reaction to our press releases, other public announcements and filings with the SEC; progress and resolution with respect to existing litigation and regulatory inquiries; our operation of LC Bank; significant transactions or acquisitions; new features, products or services offered by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that stockholders may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.

In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the price of any repurchase of our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock, including us, have been subject to securities class action litigation. We have been the target of this type of litigation and may continue to be a target in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

LENDINGCLUB CORPORATION

Further, our stock could be the target of short sellers who may seek to drive down the price of shares they have sold short by disseminating negative reports or information about the Company. Such negative publicity may lead to additional public scrutiny or may cause further volatility in our stock price, a decline in the value of a stockholder’s investment in us or reputational harm.

Any stock price decline could have a material adverse impact on stockholder confidence and employee retention.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our stock price and trading volume could decline.

Research and reports that securities or industry analysts publish about the Company or our business may be consumed by equity investors and influence their opinion of our business and/or investment in our common stock. For example, if one or more of the analysts who cover us downgrades our stock, our stock price may decline. Additionally, if one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Future issuances and/or sales of common stock may result in significant dilution to our stockholders and may place downward pressure on our stock price.

We may issue additional equity securities to raise capital, support acquisitions, or for a variety of other purposes. We also utilize equity-based compensation as an important tool in recruiting and retaining employees and other service providers. Additional issuances of our stock may be made pursuant to the exercise or vesting of stock options or restricted stock units, respectively. Dilution to existing holders of our common stock from equity-based compensation and other additional issuances could be substantial and may place downward pressure on our stock price.

Our quarterly results may fluctuate significantly and may not fully reflect the longer term underlying performance of our business.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers, seasonality in our business, the costs associated with and outcomes of legal and regulatory matters, volatility related to fraud and credit performance, the timing of capital markets transactions, variability in the valuation of loans held on our balance sheet, changes in business or macroeconomic conditions and a variety of other factors, including as a result of the risks set forth in this “Risk Factors” section. Fluctuation in quarterly results and how we perform relative to guidance may adversely affect the price of our common stock.

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

Our restated Certificate of Incorporation, as amended (Certificate of Incorporation), and our amended and restated Bylaws (Bylaws) contain provisions that can have the effect of delaying or preventing a change in control of us or changes in our management. The provisions, among other things:
•establish a classified board of directors so that not all members of our board of directors are elected at one time;
•permit only our board of directors to establish the number of directors and fill vacancies on the board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

LENDINGCLUB CORPORATION
•require two-thirds of all outstanding shares of our capital stock vote to amend some provisions in our Certificate of Incorporation and Bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan (also known as a “poison pill”);
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires that all stockholder actions must be taken at a stockholder meeting;
•do not provide for cumulative voting; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. In addition to these provisions, banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHCA and the Change in Bank Control Act. These laws could delay or prevent an acquisition. See “Item 1. Business – Regulation and Supervision – Acquisition of a Significant Interest in the Company” for additional information.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, a stockholder may only receive a return on their investment in our common stock if the trading price of our common stock increases.

Also, as a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the FRB and any future payment of dividends will depend on LC Bank’s ability to make distributions and payments to the Company as our principal source of funds to pay such dividends. LC Bank is also subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to the Company. In addition, in the future, we may enter into borrowing or other contractual arrangements that restrict our ability to pay dividends. As a consequence of these various limitations and restrictions, we may not be able to pay dividends on our common stock. See “Item 1. Business – Regulation and Supervision – Regulatory Limits on Dividends and Distributions” for additional information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease space for our headquarters in San Francisco, California. Further, we lease additional office space in other parts of the United States, including in the Salt Lake City, Utah and Boston, Massachusetts areas. We believe our current leased properties are adequate for our immediate business needs. For more information regarding our leases, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Leases” of this Annual Report.

Item 3. Legal Proceedings

The information set forth under “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” of this Annual Report is incorporated herein by reference.

LENDINGCLUB CORPORATION
Item 4. Mine Safety Disclosures

Not applicable.

LENDINGCLUB CORPORATION
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

LendingClub’s common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “LC.”

Holders of Record

As of January 31, 2022, there were 35 holders of record of LendingClub’s common stock. Because many of LendingClub’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

LendingClub has not paid cash or other dividends since its inception, and does not anticipate paying cash or other dividends in the foreseeable future. Further, see “Part I – Item 1. Business – Regulation and Supervision – Regulatory Limits on Dividends and Distributions” and “Notes to Consolidated Financial Statements – Note 20. Regulatory Requirements” for a summary of certain rules and regulations that limit the ability of the Company or LC Bank to pay dividends.
Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below summarizes purchases made by or on behalf of LendingClub of its common stock for each calendar month in the fourth quarter of 2021:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	$—	—	$—
December 1 - December 31(1)	3,591	$24.19	—	$—
Total	3,591	$24.19	—	$—
(1)    Represents shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of LendingClub under the Securities Act, or the Exchange Act.

LENDINGCLUB CORPORATION
Given the Acquisition, LendingClub changed indexes from the Dow Jones Internet Composite Index to the KBW Nasdaq Bank Index, as it is the benchmark index for the banking sector. As such, the following graph and table compare the cumulative total return to stockholders of LendingClub’s common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index and both the KBW Nasdaq Bank Index and the Dow Jones Internet Composite Index. An investment of $100 (with reinvestment of all dividends, when applicable) is assumed to have been made in LendingClub’s common stock and in each index at market close on December 30, 2016 and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

$350
$300
$250
$200
$150
$100
$50
$-
12/30/2016
03/31/2017
06/30/2017
09/29/2017
12/29/2017
3/29/2018
6/29/2018
9/28/2018
12/31/2018
3/29/2019
6/28/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
LendingClub Corporation
Standard & Poor's 500 Index
KBW Nasdaq Bank Index
Dow Jones Internet Composite Index

	December 30, 2016	December 29, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
LendingClub Corporation	$100	$78.67	$50.10	$48.08	$40.23	$92.11
Standard & Poor’s 500 Index	$100	$119.42	$111.97	$144.31	$167.77	$212.89
KBW Nasdaq Bank Index	$100	$116.25	$93.46	$123.50	$106.67	$144.05
Dow Jones Internet Composite Index	$100	$138.08	$147.07	$175.96	$269.23	$287.40

Item 6. [Reserved]

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes that appear in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Annual Report, particularly in “Part I – Item 1A. Risk Factors.”

Overview

LendingClub is America’s leading digital marketplace bank. The Company was founded in 2006 and brought a traditional credit product – the installment loan – into the digital age by leveraging technology, data science, and a unique marketplace model. In doing so, we became one of the largest providers of unsecured personal loans in the United States. In February 2021, LendingClub completed the acquisition of an award-winning digital bank, Radius, becoming a bank holding company and forming LC Bank as its wholly-owned subsidiary. We operate the vast majority of our business through LC Bank, as a lender and originator of loans and as a regulated bank in the United States.

Executive Summary

•Loan originations: Total loan originations for the year ended December 31, 2021 were $10.4 billion, improving 139% compared to the prior year. The increase was primarily driven by the growth in unsecured personal loan origination volume.

•Total net revenue: Total net revenue for the year ended December 31, 2021 was $818.6 million, improving 157% compared to the prior year and outpacing origination growth of 139%. The increase was primarily due to the growth in marketplace revenue and increased net interest income.
◦Marketplace revenue: Marketplace revenue for the year ended December 31, 2021 was $578.6 million, improving 136% compared to the prior year. The increase was primarily driven by a higher volume of marketplace loans sold.
◦Net interest income: Net interest income for the year ended December 31, 2021 was $212.8 million, improving 259% compared to the prior year. The increase was primarily driven by an increase in unsecured personal loans retained in the HFI loan portfolio at amortized cost and low-cost deposit funding replacing higher-cost third-party warehouse funding.

•Provision for credit losses: Provision for credit losses for the year ended December 31, 2021 was $138.8 million compared to $3.4 million in the prior year. The increase was primarily due to the origination of unsecured personal loans retained as HFI at amortized cost and the impact from applying CECL to the HFI portfolio and to the Radius loans upon their acquisition.

•Total non-interest expense: Total non-interest expense for the year ended December 31, 2021 was $661.4 million, increasing 32% compared to the prior year. The increase was primarily driven by an increase in variable marketing expenses based on higher origination volume and an increase in headcount due to the Acquisition and hiring in key functions.

•Consolidated net income: Consolidated net income for the year ended December 31, 2021 was $18.6 million, compared to a loss of $(187.5) million in the prior year.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
•Loans and leases held for investment: Loans and leases held for investment, net of allowance for loan and lease losses, were $2.8 billion at December 31, 2021.

•Deposits: Total deposits at December 31, 2021 were $3.1 billion and are in line with growth in loans and leases held for investment.

•Notable items: For the year ended December 31, 2021, consolidated net income of $18.6 million and diluted earnings per share of $0.18 were negatively impacted by $198.0 million of notable items (net of tax): $129.8 million of CECL provisioning, less net charge-offs, and $68.2 million of revenue deferrals, net of accretion, both driven by strong retained loan growth. These items reduced our diluted earnings per share by $1.94 in 2021.

The above summary should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety. For additional discussion related to our operating segments, see “Segment Information.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents select financial metrics for the periods presented:

Year Ended December 31,	2021	2020	2019
Non-interest income	$605,799	$258,756	$660,566
Net interest income	212,831	59,328	98,041
Total net revenue	$818,630	$318,084	$758,607

Consolidated net income (loss)	$18,580	$(187,538)	$(30,690)

Basic EPS	$0.19	$(2.63)	$(0.35)
Diluted EPS	$0.18	$(2.63)	$(0.35)

LendingClub Bank Performance Metrics:
Efficiency ratio (1)	72.1%	N/A	N/A
Return on Average Equity (ROE)	17.0%	N/A	N/A
Return on Average Total Assets (ROA)	2.4%	N/A	N/A

LendingClub Bank Capital Ratios:
CET1 1 Capital Ratio	16.7%	N/A	N/A
Tier 1 Leverage Ratio	14.3%	N/A	N/A

Consolidated LendingClub Corporation Performance Metrics:
Net interest margin	5.6%	3.0%	3.6%
Efficiency ratio (1)	80.8%	N/A	N/A
Marketing as a % of loan originations	1.5%	1.2%	1.9%

Loan Originations (in millions):
Marketplace loans	$8,099	$4,343	$12,290
Loan originations held for investment	2,282	—	—
Total loan originations	$10,381	$4,343	$12,290

AUM (in millions) (2)	$12,463	$11,002	$16,011
N/A – Not applicable
(1)    Calculated as the ratio of non-interest expense to total net revenue.
(2)    Assets under management (AUM) includes outstanding balances of unsecured personal loans and auto refinance loans serviced by the Company as of period end, including loans sold to investors as well as loans held for investment and held for sale by the Company.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

December 31,	2021	2020
Balance Sheet Data:
Loans and leases held for investment, net, excluding PPP loans	$2,486,440	$—
PPP loans	268,297	—
Total loans and leases held for investment, net	$2,754,737	$—
Total assets	$4,900,319	$1,863,293
Total deposits	$3,135,788	$—
Total liabilities	$4,050,077	$1,139,122
Total equity	$850,242	$724,171

Allowance Ratios:
ALLL to total loans and leases held for investment	5.0%	N/A
ALLL to total loans and leases held for investment, excluding PPP loans	5.5%	N/A
ALLL to consumer loans and leases held for investment	6.4%	N/A
ALLL to commercial loans and leases held for investment	1.8%	N/A
ALLL to commercial loans and leases held for investment, excluding PPP loans	2.6%	N/A
N/A – Not applicable

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. For discussion related to 2019 items and year-over-year comparisons between 2020 and 2019, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2020.
The following table sets forth the Income Statement data for each of the periods presented:

Year Ended December 31,	2021	2020	2019
Non-interest income:
Marketplace revenue	$578,580	$245,314	$646,735
Other non-interest income	27,219	13,442	13,831
Total non-interest income	605,799	258,756	660,566

Interest income:
Interest on loans held for sale	29,540	72,876	109,493
Interest and fees on loans and leases held for investment	188,977	—	—
Interest on retail and certificate loans held for investment at fair value	57,684	115,952	214,395
Interest on other loans held for investment at fair value	4,436	7,688	1,104
Interest on securities available for sale	11,025	12,125	14,351
Other interest income	1,170	1,053	6,002
Total interest income	292,832	209,694	345,345

Interest expense:
Interest on deposits	7,228	—	—
Interest on short-term borrowings	3,677	17,837	26,826
Interest on retail notes, certificates and secured borrowings	57,684	115,952	214,395
Interest on Structured Program borrowings	9,638	16,204	5,070
Interest on other long-term debt	1,774	373	1,013
Total interest expense	80,001	150,366	247,304

Net interest income	212,831	59,328	98,041

Total net revenue	818,630	318,084	758,607

Provision for credit losses	138,800	3,382	—

Non-interest expense:
Compensation and benefits	288,390	252,517	333,628
Marketing	156,142	51,518	235,337
Equipment and software	39,490	26,842	24,927
Occupancy	24,249	27,870	29,367
Depreciation and amortization	44,285	54,030	59,152
Professional services	47,572	41,780	43,010
Other non-interest expense	61,258	47,762	64,077
Total non-interest expense	661,386	502,319	789,498

Income (Loss) before income tax benefit	18,444	(187,617)	(30,891)
Income tax benefit	136	79	201
Consolidated net income (loss)	18,580	(187,538)	(30,690)
Less: Income attributable to noncontrolling interests	—	—	55
LendingClub net income (loss)	$18,580	$(187,538)	$(30,745)

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

Year Ended December 31,	2021	2020	Change ($)	Change (%)
Origination fees	$416,839	$207,640	$209,199	101%
Servicing fees	87,639	111,864	(24,225)	(22)%
Gain on sales of loans	70,116	30,812	39,304	128%
Net fair value adjustments (1)	3,986	(105,002)	108,988	N/M
Total marketplace revenue	$578,580	$245,314	$333,266	136%

Year Ended December 31,	2020	2019	Change ($)	Change (%)
Origination fees	$207,640	$598,760	$(391,120)	(65)%
Servicing fees	111,864	124,532	(12,668)	(10)%
Gain on sales of loans	30,812	67,716	(36,904)	(54)%
Net fair value adjustments (1)	(105,002)	(144,273)	39,271	(27)%
Total marketplace revenue	$245,314	$646,735	$(401,421)	(62)%
N/M    Not meaningful.
(1)    Certain prior period valuation adjustments on available for sale (AFS) securities and Structured Program transactions were reclassified from net fair value adjustments to provision for credit losses and interest expense, respectively, to conform to the current period presentation.

Origination Fees

Origination fees recorded as a component of marketplace revenue are primarily fees earned related to originating and issuing unsecured personal loans that are held for sale. In addition, origination fees include transaction fees that were paid to the Company by issuing bank partners or education and patient service providers for the work performed in facilitating the origination of loans by the issuing banks. Following the Acquisition, LC Bank became the originator and lender for the majority of unsecured personal loans and all auto refinance loans.

The following table presents loan origination volume during each of the periods set forth below:

Year Ended December 31,	2021	2020	2019
Marketplace loans	$8,099,109	$4,343,411	$12,290,093
Loan originations held for investment	2,282,206	—	—
Total loan originations	$10,381,315	$4,343,411	$12,290,093

Origination fees were $416.8 million and $207.6 million for the years ended December 31, 2021 and 2020, respectively, an increase of 101%. The increase was due to higher origination volume of marketplace loans, partially offset by the deferral of origination fees on loans held for investment. Loan origination volume of marketplace loans increased to $8.1 billion for the year ended December 31, 2021 compared to $4.3 billion for the year ended December 31, 2020, an increase of 86%.

Servicing Fees

The Company receives servicing fees to compensate it for servicing loans on behalf of investors, including managing payments from borrowers, collections and payments to those investors. Servicing fee revenue related to loans sold also includes the change in fair value of servicing assets associated with the loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The table below illustrates AUM serviced on our platform by the method in which the loans were financed. Loans sold and subsequently serviced on behalf of the investor represent a key driver of our servicing fee revenue.

Year Ended December 31,	2021	2020	Change ($)	Change (%)
AUM (in millions):
Loans sold	$10,124	$10,139	$(15)	—%
Retail notes, certificates and secured borrowings	238	680	(442)	(65)%
Loans HFI by LendingClub Bank	2,026	—	2,026	N/M
Other loans invested in by the Company	75	183	(108)	(59)%
Total	$12,463	$11,002	$1,461	13%

Year Ended December 31,	2020	2019	Change ($)	Change (%)
AUM (in millions):
Loans sold	$10,139	$14,118	$(3,979)	(28)%
Retail notes, certificates and secured borrowings	680	1,149	(469)	(41)%
Other loans invested in by the Company	183	744	(561)	(75)%
Total	$11,002	$16,011	$(5,009)	(31)%

In addition to the loans serviced on our platform, the Company earns servicing fee revenue on $214.0 million in outstanding principal balance of commercial loans sold as of December 31, 2021.

Servicing fees were $87.6 million and $111.9 million for the years ended December 31, 2021 and 2020, respectively, a decrease of 22%. The decrease was due to lower average loan balances serviced in 2021 compared to the prior year, as origination volume was lower in 2020 as compared to 2019 due to the impact of COVID-19.

Gain on Sales of Loans

In connection with loan sales the Company recognizes a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing. Additionally, the Company recognizes any transaction costs, if any, as a loss on sale of loans.

Gain on sales of loans was $70.1 million and $30.8 million for the years ended December 31, 2021 and 2020, respectively, an increase of 128%. The increase was primarily due to an increase in the volume of marketplace loans sold.

Net Fair Value Adjustments

The Company records fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

Net fair value adjustments were $4.0 million and $(105.0) million for the years ended December 31, 2021 and 2020, respectively, an improvement of $109.0 million. The improvement was primarily associated with negative fair value adjustments recorded in the first quarter of 2020 due to COVID-19, which included an increase in estimated expected credit losses and an increase in liquidity premiums.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Non-interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The table below illustrates the composition of other non-interest income for each period presented:

Year Ended December 31,	2021	2020	Change ($)	Change (%)
Referral revenue	$14,234	$5,011	$9,223	184%
Realized gains (losses) on sales of securities available for sale and other investments	(93)	11	(104)	N/M
Other	13,078	8,420	4,658	55%
Other non-interest income	$27,219	$13,442	$13,777	102%

Year Ended December 31,	2020	2019	Change ($)	Change (%)
Referral revenue	$5,011	$5,474	$(463)	(8)%
Realized gains (losses) on sales of securities available for sale and other investments	11	(8)	19	N/M
Other	8,420	8,365	55	1%
Other non-interest income	$13,442	$13,831	$(389)	(3)%

Net Interest Income

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing funding sources on a consolidated basis for the Company.

	Year Ended December 31(1),
	2021			2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (2)
Cash, cash equivalents and restricted cash	$754,920	$1,170	0.16%	$395,734	$1,053	0.27%	$257,185	$6,002	2.33%
Securities available for sale at fair value	288,545	11,025	3.82%	217,189	12,125	5.58%	221,166	14,351	6.49%
Loans held for sale	218,349	29,540	13.53%	489,750	72,876	14.88%	725,901	109,493	15.08%
Loans and leases held for investment:
Unsecured personal loans	863,266	122,807	15.52%	—	—	—%	—	—	—%
Secured consumer loans	485,195	17,105	3.85%	—	—	—%	—	—	—%
Commercial loans and leases	617,483	30,731	5.43%	—	—	—%	—	—	—%
PPP loans	487,435	18,334	4.10%	—	—	—%	—	—	—%
Loans and leases held for investment	2,453,379	188,977	8.40%	—	—	—%	—	—	—%
Retail and certificate loans held for investment at fair value	406,406	57,684	14.19%	815,255	115,952	14.20%	1,480,588	214,395	14.45%
Other loans held for investment at fair value	34,938	4,436	12.70%	60,093	7,688	12.79%	10,788	1,104	10.23%
Total interest-earning assets	4,156,537	292,832	7.46%	1,978,021	209,694	10.59%	2,695,628	345,345	12.79%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31(1),
	2021			2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Cash and due from banks and restricted cash	112,012			114,105			251,777
Allowance for loan and lease losses	(77,223)			—			—
Other non-interest earning assets	426,323			339,746			376,252
Total assets	$4,617,649			$2,431,872			$3,323,657

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	2,071,640	5,954	0.31%	—	—	—%	—	—	—%
Savings accounts and certificates of deposit	383,447	1,274	0.36%	—	—	—%	—	—	—%
Interest-bearing deposits	2,455,087	7,228	0.32%	—	—	—%	—	—	—%
Short-term borrowings	68,032	3,677	5.40%	387,958	17,837	4.60%	461,183	26,826	5.82%
Advances from PPPLF	365,976	1,183	0.35%	—	—	—%	—	—	—%
Retail notes, certificates and secured borrowings	407,471	57,684	14.16%	816,010	115,952	14.21%	1,486,715	214,395	14.45%
Structured Program borrowings	110,579	9,638	8.72%	162,688	16,204	9.96%	100,747	5,070	5.03%
Other long-term debt	16,355	591	3.61%	6,824	373	5.47%	20,777	1,013	4.88%
Total interest-bearing liabilities	3,423,500	80,001	2.36%	1,373,480	150,366	10.95%	2,069,422	247,304	11.97%

Non-interest bearing deposits	126,982			—			—
Other liabilities	289,163			272,164			372,954
Total liabilities	$3,839,645			$1,645,644			$2,442,376

Total equity	$778,004			$786,228			$881,281
Total liabilities and equity	$4,617,649			$2,431,872			$3,323,657

Interest rate spread			5.10%			(0.36)%			0.82%

Net interest income and net interest margin		$212,831	5.56%		$59,328	3.00%		$98,041	3.64%
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents and restricted cash	$682	$(565)	$117	$2,150	$(7,099)	$(4,949)
Securities available for sale at fair value	3,342	(4,442)	(1,100)	(254)	(1,972)	(2,226)
Loans held for sale	(37,233)	(6,103)	(43,336)	(35,159)	(1,458)	(36,617)
Loans and leases held for investment	188,977	—	188,977	—	—	—
Retail and certificate loans held for investment at fair value	(58,194)	(74)	(58,268)	(94,827)	(3,616)	(98,443)
Other loans held for investment at fair value	(3,195)	(57)	(3,252)	6,242	342	6,584
Total increase (decrease) in interest income on interest-earning assets	$94,379	$(11,241)	$83,138	$(121,848)	$(13,803)	$(135,651)
Interest-bearing liabilities
Checking and money market accounts	$5,954	$—	$5,954	$—	$—	$—
Savings accounts and certificates of deposit	1,274	—	1,274	—	—	—
Interest-bearing deposits	7,228	—	7,228	—	—	—
Short-term borrowings	(16,837)	2,677	(14,160)	(3,875)	(5,114)	(8,989)
Advances from PPPLF	1,183	—	1,183	—	—	—
Retail notes, certificates and secured borrowings	(57,838)	(430)	(58,268)	(94,932)	(3,511)	(98,443)
Structured Program borrowings	(4,723)	(1,843)	(6,566)	4,294	6,840	11,134
Other long-term debt	379	(161)	218	(750)	110	(640)
Total increase (decrease) in interest expense on interest-bearing liabilities	$(70,608)	$243	$(70,365)	$(95,263)	$(1,675)	$(96,938)

Increase (decrease) in net interest income	$164,987	$(11,484)	$153,503	$(26,585)	$(12,128)	$(38,713)
(1)     Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Provision for Credit Losses

The allowance for loan and lease losses (ALLL) for lifetime expected losses under CECL on HFI loans and leases is initially recognized as “Provision for credit losses” at the time of origination. The ALLL is estimated using a DCF approach, where effective interest rates are used to calculate the net present value of expected cash flows. The net present value from the DCF approach is then compared to the amortized cost basis of the loans and leases to derive expected credit losses. The provision for credit losses includes the credit loss expense for HFI loans and leases, AFS securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented:

Year Ended December 31,	2021	2020
Credit loss expense for Radius loans at acquisition	$6,929	$—
Credit loss expense for loans and leases held for investment	134,022	—
Credit loss expense for unfunded lending commitments	1,231	—
Total credit loss expense	142,182	—
(Reversal of) Impairment on securities available for sale	(3,382)	3,382
Total provision for credit losses	$138,800	$3,382

The provision for credit losses was $138.8 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to the origination of unsecured personal loans retained as HFI at amortized cost and the impact from applying CECL to the HFI portfolio and to the Radius loans upon their acquisition, partially offset by reversal of impairment originally recorded in the AFS securities portfolio in the prior year.

The allowance for credit losses (ACL) totaled $145.6 million at December 31, 2021, comprised of an ALLL of $144.4 million and a reserve for unfunded lending commitments of $1.2 million. Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.

The activity in the ACL was as follows:

Year Ended December 31, 2021
Allowance for loan and lease losses, beginning of period	$—
Credit loss expense for loans and leases held for investment	140,951
Initial allowance for purchased credit deteriorated (PCD) loans acquired during the period(1)	12,440
Charge-offs	(10,452)
Recoveries	1,450
Allowance for loan and lease losses, end of period	$144,389

Reserve for unfunded lending commitments, beginning of period	$—
Credit loss expense for unfunded lending commitments	1,231
Reserve for unfunded lending commitments, end of period (2)	$1,231
(1)    For acquired PCD loans, an ACL of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, an ACL of $18.0 million included as part of the grossed-up loan balance at acquisition was immediately written-off. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million.
(2)    Relates to $110.8 million of unfunded commitments.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The ALLL represented 5.0% of total loans and leases HFI as of December 31, 2021, or 5.5% of total loans and leases HFI excluding PPP loans. Average loans and leases HFI were $2.5 billion during the year ended December 31, 2021. Net charge-offs represented 0.4% of average loans and leases HFI during the year ended December 31, 2021.

For additional information on the ACL, see“ Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” and “Note 6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses.”

The following table presents nonaccrual loans and leases (1):

December 31, 2021
Unsecured personal	$1,676
Residential mortgages	1,373
Secured consumer	3,011
Total nonaccrual consumer loans held for investment	6,060

Equipment finance	603
Commercial real estate	989
Commercial and industrial	2,333
Total nonaccrual commercial loans and leases held for investment	3,925

Total nonaccrual loans and leases held for investment	$9,985
(1)    Excluding PPP loans, there were no loans that were 90 days or more past due and accruing as of December 31, 2021.

Nonaccrual loans and leases represented 0.3% of total loans and leases HFI, or 0.4% of total loans and leases HFI excluding PPP loans, as of December 31, 2021. The ALLL represented 1446% of nonaccrual loans and leases as of December 31, 2021.

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

Year Ended December 31,	2021	2020	Change ($)	Change (%)
Non-interest expense:
Compensation and benefits	$288,390	$252,517	$35,873	14%
Marketing	156,142	51,518	104,624	203%
Equipment and software	39,490	26,842	12,648	47%
Occupancy	24,249	27,870	(3,621)	(13)%
Depreciation and amortization	44,285	54,030	(9,745)	(18)%
Professional services	47,572	41,780	5,792	14%
Other non-interest expense	61,258	47,762	13,496	28%
Total non-interest expense	$661,386	$502,319	$159,067	32%

Year Ended December 31,	2020	2019	Change ($)	Change (%)
Non-interest expense:
Compensation and benefits	$252,517	$333,628	$(81,111)	(24)%
Marketing	51,518	235,337	(183,819)	(78)%
Equipment and software	26,842	24,927	1,915	8%
Occupancy	27,870	29,367	(1,497)	(5)%
Depreciation and amortization	54,030	59,152	(5,122)	(9)%
Professional services	41,780	43,010	(1,230)	(3)%
Other non-interest expense	47,762	64,077	(16,315)	(25)%
Total non-interest expense	$502,319	$789,498	$(287,179)	(36)%
Compensation and benefits expense was $288.4 million and $252.5 million for the years ended December 31, 2021 and 2020, respectively, an increase of 14%. The increase was primarily due to an increase in headcount due to the Acquisition and hiring in key functions during 2021. In addition, compensation and benefits expense in 2020 was impacted by salary and headcount reductions resulting from the COVID-19 pandemic.

Marketing expense was $156.1 million and $51.5 million for the years ended December 31, 2021 and 2020, respectively, and increase of 203%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume, partially offset by the deferral of applicable marketing expenses for HFI loans.

Equipment and software expense was $39.5 million and $26.8 million for the years ended December 31, 2021 and 2020, respectively, an increase of 47%. The increase was primarily due to an increase in expenses associated with the integration of Radius.

Occupancy expense was $24.2 million and $27.9 million for the years ended December 31, 2021 and 2020, respectively, a decrease of 13%. The decrease was primarily due to lease impairment expenses in the prior year resulting from the impact of COVID-19.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Depreciation and amortization expense was $44.3 million and $54.0 million for the years ended December 31, 2021 and 2020, respectively, a decrease of 18%. The decrease was primarily due to a decrease in internally-developed software impairment and depreciation expense in 2021 compared to 2020, partially offset by an increase in the amortization of intangible assets resulting from the Acquisition.

Professional services were $47.6 million and $41.8 million for the years ended December 31, 2021 and 2020, respectively, an increase of 14%. The increase was primarily due to an increase in professional fees associated with the Acquisition.

Income Taxes

For the year ended December 31, 2021, we recorded an income tax benefit of $136 thousand primarily related to a tax benefit associated with the Acquisition, partially offset by income tax expense for state jurisdictions that limit net operating loss utilization. For the year ended December 31, 2020, we recorded an income tax benefit of $79 thousand primarily attributable to current state income taxes.

We continue to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the future realization of all or some portion of these deferred tax assets. Our recent and forecast profitability are examples of positive evidence that we are assessing in determining the amount of the valuation allowance required. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense.

Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return. Differences between separate entity and consolidated tax returns are eliminated upon consolidation.

Segment Information

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s chief executive officer and chief financial officer to allocate resources and evaluate financial performance. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LC Bank.

LendingClub Bank

The LC Bank operating segment represents the national bank legal entity and reflects post-Acquisition operating activities. This segment provides a full complement of financial products and solutions, including loans, leases and deposits. It originates loans to individuals and businesses, retains loans for investment, sells loans to investors and manages relationships with deposit holders.

LendingClub Corporation (Parent Only)

The LendingClub Corporation (parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the Acquisition. This activity includes, but is not limited to, the purchase and sale of loans and issuances of education and patient finance loans that were originated by issuing bank partners.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following table:

	LendingClub Bank	LendingClub Corporation (Parent only)			Intercompany Eliminations	Consolidated Total
	Eleven Months Ended December 31,	Year Ended December 31,			Eleven Months Ended December 31,	Year Ended December 31,
	2021	2021	2020	2019	2021	2021	2020	2019
Non-interest income:
Marketplace revenue	$462,821	$115,759	$245,314	$646,735	$—	$578,580	$245,314	$646,735
Other non-interest income	94,953	16,718	13,442	13,831	(84,452)	27,219	13,442	13,831
Total non-interest income	557,774	132,477	258,756	660,566	(84,452)	605,799	258,756	660,566

Interest income:
Interest income	210,739	82,093	209,694	345,345	—	292,832	209,694	345,345
Interest expense	(8,412)	(71,589)	(150,366)	(247,304)	—	(80,001)	(150,366)	(247,304)
Net interest income	202,327	10,504	59,328	98,041	—	212,831	59,328	98,041

Total net revenue	760,101	142,981	318,084	758,607	(84,452)	818,630	318,084	758,607

Reversal of (provision for) credit losses	(142,182)	3,382	(3,382)	—	—	(138,800)	(3,382)	—
Non-interest expense	(547,799)	(198,039)	(502,319)	(789,498)	84,452	(661,386)	(502,319)	(789,498)
Income (Loss) before income tax benefit (expense)	70,120	(51,676)	(187,617)	(30,891)	—	18,444	(187,617)	(30,891)
Income tax benefit (expense)	9,171	44,013	79	201	(53,048)	136	79	201
Consolidated net income (loss)	$79,291	$(7,663)	$(187,538)	$(30,690)	$(53,048)	$18,580	$(187,538)	$(30,690)

The Company integrated the Acquisition into its reportable segments in the first quarter of 2021. As the Company’s reportable segments are based on legal organizational structure and LC Bank was formed upon the Acquisition, an analysis of the Company’s results of operations and material trends for the year ended December 31, 2021 compared to the year ended December 31, 2020 is provided on a consolidated basis in “Results of Operations.”

Supervision and Regulatory Environment

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations. Further, we are subject to periodic exams, investigations, inquiries or requests, enforcement actions and other proceedings from federal and state regulatory agencies, including the federal banking regulators that directly regulate the Company and/or LC Bank. The number and significance of these claims, lawsuits, exams, investigations, inquiries, requests and proceedings have been increasing in part because our products and services have been increasing in scope and complexity and in part because we have become a bank holding company operating a national bank. Although historically the Company has generally resolved these matters in a manner that was not materially adverse to its financial results or business operations, no assurance can be given as to the timing, outcome or consequences of any of these matters in the future.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Regulatory Actions Taken in Relation to COVID-19

Regulators and government officials at the federal government level and in states across the country have issued orders, passed laws or otherwise issued guidance in connection with COVID-19. Some of these orders and laws have placed restrictions on debt collection activity, all or certain types of communications with delinquent borrowers or others, required that borrowers be allowed to defer payments on outstanding debt, governed credit reporting and the use of credit reporting, and placed certain restrictions and requirements on operations in the workplace. We have taken steps to monitor regulatory developments relating to COVID-19 and to comply with orders and laws applicable to our business. Given the ongoing nature of the pandemic, it is possible that additional orders, laws, or regulatory guidance may still be issued. We are not able to predict the extent of the impact on our business from any regulatory activity relating to or resulting from COVID-19.

Federal Banking Regulator Supervision

Since our acquisition of Radius, we are subject to supervision, regulation, examination and enforcement by multiple federal banking regulatory bodies. Specifically, as a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the FRB. Further, as a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC. Accordingly, we have been and continue to invest in regulatory compliance and be subject to certain parameters, obligations and/or limitations set forth by the banking regulations and regulators with respect to the operation of our business.

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

See “Part I – Item 1. Business – Regulation and Supervision,” “Part I – Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance,” and “Part I – Item 1A. Risk Factors – Risks Related to Operating Our Business” of this Annual Report for further discussion regarding our supervision and regulatory environment.

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

The formation of LC Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). As a U.S. Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
requirements under the U.S. Basel III capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a Capital Conservation Buffer (CCB) of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the U.S. Basel III capital framework. In this regard, and unless otherwise directed by the FRB and the OCC, we have made commitments for the Company and LC Bank (until February 2024) to maintain a CET1 risk-based capital ratio of 11.0%, a Tier 1 risk-based capital ratio above 11.0%, a total risk-based capital ratio above 13.0%, and a Tier 1 leverage ratio of 11.0%. See “Part I – Item 1. Business – Regulation and Supervision – Regulatory Capital Requirements and Prompt Corrective Action” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20. Regulatory Requirements” of this Annual Report for additional information.

The following table summarizes LC Bank’s regulatory capital amounts and ratios (in millions):

	LendingClub Bank		Required Minimum plus Required CCB for Non-Leverage Ratios
December 31, 2021	Amount	Ratio
CET1 capital (1)	$523.7	16.7%	7.0%
Tier 1 capital	$523.7	16.7%	8.5%
Total capital	$563.7	18.0%	10.5%
Tier 1 leverage	$523.7	14.3%	4.0%
Risk-weighted assets	$3,130.4	N/A	N/A
Quarterly adjusted average assets	$3,667.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table presents the regulatory capital and ratios of the Company (in millions):

	LendingClub		Required Minimum plus Required CCB for Non-Leverage Ratios
December 31, 2021	Amount	Ratio
CET1 capital (1)	$710.0	21.3%	7.0%
Tier 1 capital	$710.0	21.3%	8.5%
Total capital	$767.9	23.0%	10.5%
Tier 1 leverage	$710.0	16.5%	4.0%
Risk-weighted assets	$3,333.2	N/A	N/A
Quarterly adjusted average assets	$4,301.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The higher risk-based capital ratios for the Company reflect generally lower risk-weights for assets held by LendingClub Corporation as compared with LC Bank.

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. As permitted by the rule, the Company elected to

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
delay the estimated impact of CECL on regulatory capital through 2021. As a result, a capital benefit of $35.5 million was included in the computation of the Company’s CET1 capital at December 31, 2021. Beginning on January 1, 2022, this benefit will be phased out over a three-year transition period at a rate of 25% each year through January 1, 2025.

Liquidity

We manage liquidity to meet our cash flow and collateral obligations in a timely manner at a reasonable cost. We must maintain operating liquidity to meet our expected daily and forecasted cash flow requirements, as well as contingent liquidity to meet unexpected funding requirements.

As our primary business at LC Bank involves taking deposits and making loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.

LendingClub Bank Liquidity

The primary sources of LC Bank short-term liquidity include cash, unencumbered AFS debt securities, and unused borrowing capacity with the Federal Home Loan Bank (FHLB). LC Bank also relies on our deposit base to generate liquidity over time. The primary uses of LC Bank liquidity include withdrawals and maturities of deposits; payment of interest on deposits; funding of loans and securities purchases; compensation and benefits expense; taxes; capital expenditures, including internally developed software, leasehold improvements and computer equipment; and costs associated with the continued development and support of our online lending marketplace platform.

Net capital expenditures were $34.4 million, or 4% of total net revenue, $31.1 million, or 10% of total net revenue and $50.7 million, or 7% of total net revenue, for the years ended December 31, 2021, 2020 and 2019, respectively. Capital expenditures in 2022 are expected to be approximately $50 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, including regulatory compliance costs.

As of December 31, 2021, cash and cash equivalents at LC Bank were $659.9 million and deposits were $3.2 billion. Outstanding PPPLF borrowings were $271.9 million at December 31, 2021 and are collateralized by PPP loans originated by the Company. In addition, LC Bank has available Federal Home Loan Bank of Des Moines secured borrowing capacity totaling $173.4 million. LC Bank also has secured borrowing capacity available under the FRB Discount Window totaling $75.2 million.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $88.3 million in cash and cash equivalents as of December 31, 2021. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

Uses of cash at the holding company include the routine cash flow requirements as a bank holding company, such as interest and expenses (including those associated with our office leases), the needs of LC Bank for additional equity and, as required, its need for debt financing and support for extraordinary funding requirements when necessary.

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

We believe, based on our projections, that our cash on hand, AFS securities, available funds, and cash flow from operations is sufficient to meet our liquidity needs for the next twelve months, as well as beyond the next twelve months. See “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” for additional detail regarding our cash flows.

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

Interest Rate Sensitivity

LendingClub Bank

Loans HFI at LC Bank are funded primarily through our deposit base, and the majority of loans on LC Bank’s balance sheet, at any point in time, are retained in the HFI portfolio and accounted for at amortized cost. As a result, the primary component of interest rate risk on our financial instruments at LC Bank arises from the impact of fluctuations in loan and deposit rates on our net interest income. Therefore, we measure this sensitivity by assessing the impact of hypothetical changes in interest rates on our net interest income results.

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates as of December 31, 2021:

200 basis point increase	(0.8)%
100 basis point decrease	(0.2)%

The impact of these hypothetical interest rate changes are not significant to LC Bank’s net interest income. Non-maturity deposit rates at December 31, 2021 are significantly below the 100 basis point hypothetical interest rate reduction which results in an insignificant negative impact to net interest income.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the maturities of loans and leases held for investment as of December 31, 2021:

	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	December 31, 2021
Unsecured personal	$—	$1,801,803	$2,775	$1,804,578
Residential mortgages	1,542	2,287	147,533	151,362
Secured consumer	10	32,630	33,336	65,976
Total consumer loans held for investment	1,552	1,836,720	183,644	2,021,916
Equipment finance	10,791	100,970	37,394	149,155
Commercial real estate	18,949	68,271	223,179	310,399
Commercial and industrial	35,766	266,889	115,001	417,656
Total commercial loans and leases held for investment	65,506	436,130	375,574	877,210
Total loans and leases held for investment	$67,058	$2,272,850	$559,218	$2,899,126
Loans and leases due after one year at fixed interest rates	$—	$2,219,619	$202,409	$2,422,028
Loans and leases due after one year at variable interest rates	$—	$53,231	$356,809	$410,040

For the weighted-average yields on the Company’s AFS securities portfolio, see “Notes to Consolidated Financial Statements – Note 5. Securities Available for Sale.”

LendingClub Holding Company

At the holding company level, we continue to measure interest rate sensitivity by evaluating the change in fair value of certain assets and liabilities due to a hypothetical change in interest rates. Principal payments on our loans HFI continue to reduce the outstanding balance of this portfolio, and, as a result, the fair value impact from changes in interest rates continues to diminish.
Contingencies

For a comprehensive discussion of contingencies as of December 31, 2021, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies.”

Critical Accounting Estimates

Our significant accounting policies are described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies.” We consider certain of these policies to be critical accounting policies as they require significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results. These judgments, estimates and assumptions are inherently subjective and actual results may differ from these estimates and assumptions, and the differences could be material.

Allowance for Credit Losses

We reserve for expected credit losses on our loan and lease portfolio through the ALLL and for expected credit losses in our unfunded lending commitments through “Other liabilities.” Changes in the ACL are reflected on the Income Statement through “Provision for credit losses.” Changes in the credit risk profile of our loans and leases result in changes in “Provision for credit losses” with a resulting change, net of charge-offs and recoveries, in the ACL balance.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The ACL represents our estimate of expected lifetime credit losses over the contractual life of the loan and lease portfolios and on the unfunded lending commitments. Our determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments that are not unconditionally cancellable considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information. Estimates of expected future loan and lease losses are determined by using statistical models and management’s judgement. The models are designed to forecast probability and timing of default, exposure at default and loss rate and recovery by correlating certain macroeconomic forecast data to historical experience. The models are generally applied at the portfolio level to pools of loans with similar risk characteristics. The macroeconomic data used in the models is based on forecast variables for the reasonable and supportable period of two years. Beyond this forecast period the models gradually revert to long-term historical loss conditions over a one-year period. Expected losses are estimated through contractual maturity, giving appropriate consideration to estimated prepayments unless the borrower has a right to renew that is not cancellable or it is reasonably expected that the loan will be modified as a TDR.

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

Valuation of Business Combination

Assets acquired and liabilities assumed as part of the Acquisition are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, loans (including PCD loans) and liabilities acquired based on DCF analysis or other valuation techniques requires management to make estimates that are highly subjective in nature based on available information. The fair value of acquired loans from the Acquisition was based on a DCF methodology using contractual cash flows adjusted for key cash flow assumptions such as prepayment rate, default rate, loss severity rate, discount rate and market pricing. For additional information, see “Notes to Consolidated Financial Statements – Note 2. Business Acquisition.”

LENDINGCLUB CORPORATION
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of LendingClub Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

1) Loans acquired in the Radius Bank acquisition – Refer to “Note 2. Business Acquisition” to the consolidated financial statements

Critical Audit Matter Description

The Company completed the acquisition of Radius Bancorp, Inc. (Radius) on February 1, 2021. Total assets and liabilities acquired were approximately $2.7 billion and $2.5 billion respectively. The acquisition date fair value of the acquired loans (including Purchased Credit Deteriorated Assets (PCD) loans) was approximately $1.6 billion. These PCD assets are acquired financial assets (or groups of financial assets with similar risk characteristics) that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment.

The fair value of acquired loans portfolio was based on a discounted cash flow methodology using contractual cash flows adjusted for key cash flow assumptions such as prepayment rate, default rate, loss severity rate and discount rate as well as market loan sale data.

The assessment of the fair value estimates encompassed the evaluation of the fair value methodologies for acquired loans, including the identification of PCD loans and the methodologies used to estimate their key assumptions.
Given the significance of the estimates and the subjective nature of the judgment applied by management, auditing the estimated fair values involved a high degree of auditor judgment and required specialized knowledge and significant effort, including the need to involve valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the fair value estimates of the acquired loans included the following, among others:
◦We evaluated the reasonableness of valuation techniques utilized by the Company and assessed if the techniques are appropriate in relation to the Company’s business, industry and environment.
◦We tested the effectiveness of internal controls over acquisition initial measurement, valuation assumptions, inputs and methods utilized by the Company.
◦We evaluated the Company’s process to develop the fair value estimates by testing certain sources of data and key assumptions and considered the accuracy and completeness of such data and assumptions.
◦We involved valuation specialists with industry knowledge and experience who assisted in:
•Reviewing the Company’s methodology to develop the fair value estimates for compliance with U.S. generally accepted accounting principles.
•Assessing reasonableness of the valuation assumptions used in the fair value analysis and whether the valuation assumptions were consistent with what market participants would use in pricing the acquired loans.
•Performing independent valuation for a selection of acquired loans.
•Evaluating whether the fair value model used was appropriate considering the circumstances and valuation premise identified (e.g., the assumptions, methods, and circumstances in aggregate form an appropriate model).
◦We tested the inputs into the fair value estimates including the reasonableness of the identification of PCD loans.

2) Allowance for loans and lease losses – Consumer Loans – Refer to “Note 6. Loans and Leases Held for Investment, Net of Allowance for Loan and Lease Losses,” to the consolidated financial statements

Critical Audit Matter Description

The allowance for credit losses (ACL) on consumer loans represents the Company’s estimate of expected lifetime credit losses over the contractual life of the loan. The determination of the ACL is based on periodic evaluation of the consumer loan portfolio considering a number of underlying factors, including key assumptions and evaluation of quantitative and qualitative information. Estimates of expected future loan losses are determined using statistical models and management’s judgement.

Expected credit losses are statistically modeled using a discounted cash flow approach and known and estimated data such as current probability and timing of default, loss rate and recovery exposure at default, timing and amount of estimated prepayments, and relevant risk characteristics to estimate the shortfall in contractual cash flows for each loan pool over the remaining life of the pools.

Qualitative adjustments to the modeled estimate of expected credit losses are also considered to address certain identified elements that are not directly captured by the statistically modeled expected credit loss.

We identified the allowance for loan losses relating to consumer loans as a critical audit matter given the subjective nature of estimating the losses, auditing the balance involved a high degree of auditor judgment and an increased extent of effort including the need to involve our credit specialists to evaluate the reasonableness of qualitative assumptions, management’s models and interpretation of results.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the models and assumptions used by management to estimate the allowance for loan losses included the following, among others:

◦We tested the effectiveness of the controls over the determination of the allowance for loan losses including those related to the models and significant management assumptions.
◦We evaluated the reasonableness of aggregation of the current loan data and historical loan data established by the Company and its appropriateness in supporting the Company’s estimate.
◦We assessed the reasonableness of qualitative adjustments considered based on market conditions and loan portfolio and significant assumptions in context of applicable financial reporting framework.
◦We evaluated the appropriateness of the Company’s accounting policies and methodologies involved in the application of the applicable accounting standards.
◦We involved an internal credit specialist to evaluate the reasonableness of significant assumptions and methods as utilized by the Company in their estimation for loan losses, including key assumptions, statistical models, and judgments.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 11, 2022

We have served as the Company’s auditor since 2013.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31,	2021	2020
Assets
Cash and due from banks	$35,670	$5,197
Interest-bearing deposits in banks	651,456	519,766
Total cash and cash equivalents	687,126	524,963
Restricted cash (1)	76,460	103,522
Securities available for sale at fair value ($256,170 and $159,164 at amortized cost, respectively)	263,530	142,226
Loans held for sale (includes $142,370 and $121,902 at fair value, respectively) (1)	391,248	121,902
Loans and leases held for investment	2,899,126	—
Allowance for loan and lease losses	(144,389)	—
Loans and leases held for investment, net	2,754,737	—
Retail and certificate loans held for investment at fair value (1)	229,719	636,686
Other loans held for investment at fair value (1)	21,240	49,954
Property, equipment and software, net	97,996	96,641
Goodwill	75,717	—
Other assets (1)	302,546	187,399
Total assets	$4,900,319	$1,863,293
Liabilities and Equity
Deposits:
Interest-bearing	$2,919,203	$—
Noninterest-bearing	216,585	—
Total deposits	3,135,788	—
Short-term borrowings	27,780	104,989
Advances from Paycheck Protection Program Liquidity Facility (PPPLF)	271,933	—
Retail notes, certificates and secured borrowings at fair value (1)	229,719	636,774
Payable on Structured Program borrowings (1)	65,451	152,808
Other long-term debt	15,455	—
Other liabilities (1)	303,951	244,551
Total liabilities	4,050,077	1,139,122
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 0 and 43,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 101,043,924 and 88,149,510 shares issued and outstanding, respectively	1,010	881
Additional paid-in capital	1,609,820	1,508,020
Accumulated deficit	(767,634)	(786,214)
Accumulated other comprehensive income	7,046	1,484
Total equity	850,242	724,171
Total liabilities and equity	$4,900,319	$1,863,293
(1)    Includes amounts in variable interest entities (VIEs) presented separately in the table below.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

The following table presents the assets and liabilities of consolidated VIEs, which are included on the Consolidated Balance Sheets (Balance Sheet) above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

December 31,	2021	2020
Assets of consolidated VIEs, included in total assets above
Restricted cash	$13,462	$15,983
Loans held for sale at fair value	41,734	98,190
Retail and certificate loans held for investment at fair value	10,281	52,620
Other loans held for investment at fair value	20,929	50,102
Other assets	584	1,270
Total assets of consolidated VIEs	$86,990	$218,165
Liabilities of consolidated VIEs, included in total liabilities above
Retail notes, certificates and secured borrowings at fair value	$10,281	$52,620
Payable on Structured Program borrowings	65,451	152,808
Other liabilities	467	729
Total liabilities of consolidated VIEs	$76,199	$206,157

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2021	2020	2019
Non-interest income (1):
Marketplace revenue	$578,580	$245,314	$646,735
Other non-interest income	27,219	13,442	13,831
Total non-interest income	$605,799	$258,756	$660,566

Interest income (1):
Interest on loans held for sale	29,540	72,876	109,493
Interest and fees on loans and leases held for investment	188,977	—	—
Interest on retail and certificate loans held for investment at fair value	57,684	115,952	214,395
Interest on other loans held for investment at fair value	4,436	7,688	1,104
Interest on securities available for sale	11,025	12,125	14,351
Other interest income	1,170	1,053	6,002
Total interest income	292,832	209,694	345,345

Interest expense (1):
Interest on deposits	7,228	—	—
Interest on short-term borrowings	3,677	17,837	26,826
Interest on retail notes, certificates and secured borrowings	57,684	115,952	214,395
Interest on Structured Program borrowings	9,638	16,204	5,070
Interest on other long-term debt	1,774	373	1,013
Total interest expense	80,001	150,366	247,304

Net interest income (1)	212,831	59,328	98,041

Total net revenue (1)	818,630	318,084	758,607

Provision for credit losses (1)	138,800	3,382	—

Non-interest expense (1):
Compensation and benefits	288,390	252,517	333,628
Marketing	156,142	51,518	235,337
Equipment and software	39,490	26,842	24,927
Occupancy	24,249	27,870	29,367
Depreciation and amortization	44,285	54,030	59,152
Professional services	47,572	41,780	43,010
Other non-interest expense	61,258	47,762	64,077
Total non-interest expense	661,386	502,319	789,498

Income (Loss) before income tax benefit	18,444	(187,617)	(30,891)
Income tax benefit	136	79	201
Consolidated net income (loss)	18,580	(187,538)	(30,690)
Less: Income attributable to noncontrolling interests	—	—	55
LendingClub net income (loss)	$18,580	$(187,538)	$(30,745)

LENDINGCLUB CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2021	2020	2019
Net income (loss) per share: (2)
Basic EPS – common stockholders	$0.19	$(2.63)	$(0.35)
Diluted EPS – common stockholders	$0.18	$(2.63)	$(0.35)
Weighted-average common shares – Basic	97,486,754	77,934,302	87,278,596
Weighted-average common shares – Diluted	102,147,353	77,934,302	87,278,596

Basic EPS – preferred stockholders	$0.19	$1.39	$0.00
Diluted EPS – preferred stockholders	$0.00	$1.39	$0.00
Weighted-average common shares, as converted – Basic	653,118	12,505,393	—
Weighted-average common shares, as converted – Diluted	—	12,505,393	—
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    See “Notes to Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” for additional information.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

Year Ended December 31,	2021	2020	2019
LendingClub net income (loss)	$18,580	$(187,538)	$(30,745)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	5,562	2,044	(526)
Other comprehensive income (loss), before tax	5,562	2,044	(526)
Income tax effect	—	(5)	216
Other comprehensive income (loss), net of tax	5,562	2,049	(742)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(20)
LendingClub other comprehensive income (loss), net of tax	5,562	2,049	(722)
LendingClub comprehensive income (loss)	24,142	(185,489)	(31,467)
Comprehensive loss attributable to noncontrolling interests	—	—	(20)
Total comprehensive income (loss)	$24,142	$(185,489)	$(31,487)
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Share Data)

LendingClub Corporation Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total LendingClub Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	85,928,127	$864	$1,405,392	456,540	$(19,485)	$157	$(517,727)	$869,201	$1,780	$870,981
Stock-based compensation	—	—	—	—	79,944	—	—	—	—	79,944	—	79,944
Net issuances under equity incentive plans, net of tax (1)(2)	—	—	2,665,309	26	(19,864)	4,851	(65)	—	—	(19,903)	—	(19,903)
ESPP purchase shares	—	—	163,970	2	2,410	—	—	—	—	2,412	—	2,412
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(722)	—	(722)	(20)	(742)
Dividends paid and return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,815)	(1,815)
Net loss	—	—	—	—	—	—	—	—	(30,745)	(30,745)	55	(30,690)
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187	$—	$900,187
Stock-based compensation	—	—	—	—	66,626	—	—	—	—	66,626	—	66,626
Net issuances under equity incentive plans, net of tax (2)	—	—	3,692,185	36	(6,914)	5,658	(71)	—	—	(6,949)	—	(6,949)
Net issuances of preferred stock in exchange for common stock (3)	43,000	—	(4,300,081)	(43)	43	—	—	—	(50,204)	(50,204)	—	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—	—	—
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	2,049	—	2,049	—	2,049
Net loss	—	—	—	—	—	—	—	—	(187,538)	(187,538)	—	(187,538)
Balance at December 31, 2020	43,000	$—	88,149,510	$881	$1,508,020	—	$—	$1,484	$(786,214)	$724,171	$—	$724,171
Stock-based compensation	—	—	—	—	69,762	—	—	—	—	69,762	—	69,762
Net issuances under equity incentive plans, net of tax (2)	—	—	4,833,300	48	(9,343)	4,251	(92)	—	—	(9,387)	—	(9,387)
Net issuances of stock related to acquisition (4)	—	—	3,761,114	38	41,424	—	—	—	—	41,462	—	41,462
Exchange of preferred stock for common stock	(43,000)	—	4,300,000	43	(43)	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	(4,251)	92	—	—	92	—	92
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	5,562	—	5,562	—	5,562
Net income	—	—	—	—	—	—	—	—	18,580	18,580	—	18,580
Balance at December 31, 2021	—	$—	101,043,924	$1,010	$1,609,820	—	$—	$7,046	$(767,634)	$850,242	$—	$850,242
(1)    Includes shares purchased by the Company in lieu of issuing fractional shares in connection with a 1-for-5 reverse stock split effective on July 5, 2019.
(2)    Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(3)    Includes a payment of $50.2 million that was recorded as a deemed dividend within accumulated deficit related to the beneficial conversion feature of the Series A Preferred Stock issued on March 20, 2020.
(4)    Stock issued as part of the consideration paid related to the Acquisition. See “Notes to Consolidated Financial Statements – Note 2. Business Acquisition.”

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2021	2020	2019
Cash Flows from Operating Activities(1):
Consolidated net income (loss)	$18,580	$(187,538)	$(30,690)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Net fair value adjustments	(3,986)	105,002	144,273
Provision for credit losses	138,800	3,382	—
Change in fair value of loan servicing assets	54,108	58,730	58,172
Stock-based compensation, net	66,759	61,533	73,639
Depreciation, amortization, and accretion	5,575	56,526	62,151
Gain on sales of loans	(70,116)	(30,812)	(67,716)
Other, net	8,654	12,506	5,829
Net change to loans held for sale	4,856	435,245	(440,192)
Net change in operating assets and liabilities:
Other assets	(9,733)	34,483	1,499
Other liabilities	26,372	(131,026)	(77,609)
Net cash provided by (used for) operating activities	239,869	418,031	(270,644)
Cash Flows from Investing Activities(1):
Acquisition of company	(145,344)	—	—
Cash received from acquisition	668,236	—	—
Net change in loans and leases	(1,517,132)	7,151	9,150
Net decrease in retail and certificate loans	437,870	411,428	602,678
Purchases of securities available for sale	(100,474)	(53,736)	(144,481)
Proceeds from sales of securities available for sale	106,192	6,217	12,548
Proceeds from maturities and paydowns of securities available for sale	143,402	225,458	223,980
Purchases of property, equipment and software, net	(34,413)	(31,147)	(50,668)
Other investing activities	(12,747)	400	561
Net cash (used for) provided by investing activities	(454,410)	565,771	653,768
Cash Flows from Financing Activities(1):
Net change in demand deposits and savings accounts	1,126,659	—	—
Proceeds from PPPLF	325,194	—	—
Repayment on PPPLF	(474,223)	—	—
Proceeds from issuance of retail notes and certificates	—	314,995	632,962
Principal payments on retail notes and certificates	(438,032)	(729,405)	(1,259,203)
Principal payments on Structured Program borrowings	(90,187)	(73,710)	(58,025)
Proceeds from issuance of notes and certificates from Structured Program transactions	—	186,190	42,500
Principal payments on short-term borrowings	(87,640)	(1,662,199)	(2,801,824)
Principal payments on long-term debt	(2,834)	(14,419)	(13,651)
Proceeds from short-term borrowings	—	1,195,261	2,943,948
Deemed dividend paid to preferred stockholder	—	(50,204)	—
Other financing activities	(9,295)	(8,948)	(26,767)
Net cash provided by (used for) financing activities	349,642	(842,439)	(540,060)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	135,101	141,363	(156,936)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	628,485	487,122	644,058
Cash, Cash Equivalents and Restricted Cash, End of Period	$763,586	$628,485	$487,122

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(in Thousands)

Year Ended December 31,	2021	2020	2019
Supplemental Cash Flow Information:
Cash paid for interest	$77,334	$143,840	$254,585
Cash paid for operating leases included in the measurement of lease liabilities	$20,546	$16,679	$16,816
Non-cash investing activity(2):
Loans and leases held for investment transferred to loans held for sale	$402,960	$—	$—
Net securities retained from Structured Program transactions	$—	$43,458	$197,267
Accruals for property, equipment and software	$—	$686	$1,745
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$—	$17,414	$122,330
Net issuances of stock related to acquisition	$41,462	$—	$—
Non-cash financing activity:
Exchange of common stock for preferred stock	$—	$207,244	$—
Derecognition of payable on Structured Program borrowings	$—	$—	$200,881
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)     See “Notes to Consolidated Financial Statements – Note 8. Fair Value of Assets and Liabilities” for other non-cash investing activity.

The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$687,126	$524,963
Restricted cash	76,460	103,522
Total cash, cash equivalents and restricted cash	$763,586	$628,485

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

1. Summary of Significant Accounting Policies

Basis of Presentation

On February 1, 2021, LendingClub Corporation (LendingClub) completed the acquisition of Radius Bancorp, Inc. (Radius), whereby LendingClub became a bank holding company and formed LendingClub Bank, National Association (LC Bank) as its wholly-owned subsidiary. The Company operates the vast majority of its business through LC Bank, as a lender and originator of loans and as a regulated bank in the United States.

All intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

The acquisition of Radius (the Acquisition) significantly changed the presentation of the Company’s financial statements, which are now structured according to the presentation requirements for bank holding companies under Article 9 of the United States Securities and Exchange Commission’s (SEC) Regulation S-X. Prior period amounts in the financial statements and related footnotes have been reclassified to conform to the current period presentation. See “Note 2. Business Acquisition” which illustrates the reclassification adjustments made to align with the current presentation.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents have original maturities of three months or less and include cash on hand, cash items in transit, and amounts due from or held with other depository institutions, primarily with the Federal Reserve Bank (FRB).

Restricted Cash

Cash items held with other depository institutions in which the ability to withdraw funds is restricted by contractual provisions is classified as restricted cash. Such amounts include: (i) cash pledged as security related to LendingClub’s issuing bank activities and transactions with certain investors; and (ii) cash received from borrowers on loans owned and not yet distributed to investors.

Securities

Debt securities purchased and asset-backed securities retained from the sale of loans are classified as available for sale (AFS) securities. AFS securities represent investment securities with readily determinable fair values that the Company: (i) does not hold for trading purposes and (ii) does not have the positive intent and ability to hold to maturity. AFS securities are measured at fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income” within the equity section of the Balance Sheet. The amount reported in “Accumulated other comprehensive income” is net of any valuation allowance and applicable income taxes.

Management evaluates whether debt AFS securities with unrealized losses are impaired on a quarterly basis. For any security that has declined in fair value below its amortized cost basis, the Company recognizes an impairment loss in current period earnings if management has the intent to sell the security or if it is more likely than not it will

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
be required to sell the security before recovery of its amortized cost basis. The assessment of impairment also considers whether the decline in fair value below the security’s amortized cost basis is attributable to credit-related factors. If credit-related factors exist, credit-related impairment has occurred regardless of the Company’s intent to hold the security until it recovers. The credit-related portion of impairment is recognized as provision for credit loss expense in earnings with a corresponding valuation allowance for AFS securities on the Balance Sheet, to the extent the allowance does not reduce the value of the security below its fair value.
AFS securities where the expected cash flows are significantly lower than that of the contractual future cash flows at the time of acquisition are considered to be purchased with credit deterioration (PCD). The discounted differential in expected and contractual cash flows is included with the purchase price of the asset to determine amortized cost of the security with an equal and offsetting valuation allowance for credit losses.

Equity securities that do not have readily determinable fair values are generally recorded at cost adjusted for impairment, if any. These securities include FRB stock and Federal Home Loan Bank stock and are reported as “Nonmarketable equity investments” in “Other assets” on the Balance Sheet.

Loans and Leases

The Company initially classifies loans and leases as either held for sale (HFS) or held for investment (HFI) based on management’s assessment of its intent and ability to hold the loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time. In order to reclassify loans to HFS, management must have the intent to sell the loans and the ability to reasonably identify the specific loans to be sold.

HFI loans, with the exception of HFI loans accounted for under the fair value option, are measured at historical cost and reported at their outstanding principal balances net of any charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums and discounts. Leases are recorded at the discounted amounts of lease payments receivable plus the estimated residual value of the leased asset, net of unearned income and unamortized deferred fees and costs. Lease payments receivable reflect contractual lease payments adjusted for renewal or termination options that the Company believes the customer is reasonably certain to exercise. Unearned income, deferred fees and costs, and discounts and premiums are accreted and amortized to interest income over the contractual life of the loan using its effective interest rate. HFI loans measured at fair value under the Company’s election of the fair value option include retail and certificate loans and the related notes and certificates. Fees and costs for loans accounted for under the fair value option are recognized in earnings at the inception of the loan and are not deferred. Due to the payment dependent feature of the notes and certificates, changes in the fair value of the notes and certificates are offset by changes in the fair values of related loans, resulting in no net effect on the Company’s earnings.

Loans initially classified as HFS are reported at their fair value with the Company’s election of the fair value option. Origination fees are recognized in earnings within “Marketplace revenue” on the Consolidated Statements of Operations (Income Statement) at the time of loan origination. Changes in the fair value are recorded in “Net fair value adjustments” included in “Marketplace revenue” on the Income Statement. In certain circumstances, the Company may transfer loans from HFI to HFS. At the time of transfer, these loans are valued at the lower of amortized cost or fair value.

Accrued Interest Income and Non-Accrual Policy

Interest income is accrued as earned. The accrual of interest income is discontinued, and the loan or lease is placed on nonaccrual status at 90 days past due or when reasonable doubt exists as to timely collection. Past due status is based on the contractual terms of the loan or lease. When a loan or lease is placed on nonaccrual status, all income previously accrued but not collected is reversed against the current period’s interest income. Because the Company has a nonaccrual policy which results in the timely reversal of past-due accrued interest, it does not record an allowance for credit losses (ACL) on accrued interest receivable. Interest collections on nonaccrual loans and leases

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Nonaccrual loans and leases are returned to accrual status when there no longer exists concern over collectability, the borrower has demonstrated, over time, both the intent and ability to repay and the loan or lease has been brought current and future payments are reasonably assured. HFI loans accounted for under the fair value option and HFS loans are not reported as nonaccrual.

Allowance for Credit Losses

The ACL represents management’s estimate of expected credit losses in the loan and lease portfolio, excluding loans accounted for under the fair value option. The ACL is measured based on a lifetime expected loss model, which does not require a loss event to occur before a credit loss is recognized. Under the lifetime expected credit loss model, the Company estimates the allowance based on relevant available information related to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The ACL is estimated using a discounted cash flow (DCF) approach where effective interest rates are used to calculate the net present value of expected cash flows. The effective interest rate is calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and costs, to provide a constant rate of return over the term.

The Company evaluates its estimate of expected credit losses each reporting period and records any additions to the allowance on the Income Statement as “Provision for credit losses.” Amounts determined to be uncollectible are charged-off to the allowance. Estimates of expected credit losses include expected recoveries of amounts previously charged-off and amounts expected to be charged-off. If amounts previously charged off are subsequently expected to be collected, the Company may recognize a negative allowance, which is limited to the amount that was previously charged off.

Under applicable accounting guidance, for reporting purposes, the loan and lease portfolio is categorized by portfolio segment. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the ACL. The Company’s two portfolio segments are consumer and commercial. The Company further disaggregates its portfolio segments into various classes of financing receivables based on their underlying risk characteristics. The classes within the consumer portfolio segment are unsecured consumer, secured consumer and residential mortgages. The classes within the commercial portfolio segment are commercial and industrial, commercial real estate, and equipment finance.

The ACL is measured on a collective basis when loans share similar risk characteristics. Relevant risk characteristics for the consumer portfolio include product type, risk rating, loan term, and monthly vintage. Relevant risk characteristics for the commercial portfolio include product type, risk rating and PCD status. Loans measured on a collective basis generally have an ACL comprised of a quantitative, or modeled, component that is supplemented by a framework of qualitative factors, as discussed below.

The Company will continue to monitor its loan pools on an ongoing basis and adjust accordingly as the risk characteristics of the financial assets may change over time. If a given financial asset does not share similar risk characteristics with other financial assets, the Company shall measure expected credit losses on an individual, rather than on a collective basis. Loans evaluated on an individual basis generally have an ACL that is measured in reference to any collateral securing the loan and/or expected cash flows which are specific to the borrower.

Allowance Calculation Methodology

The Company generally estimates expected credit losses over the contractual term of its loans. The contractual term is adjusted for estimated prepayments when appropriate. Expected renewals and extensions do not adjust the contractual term unless the extension or renewal option is through a troubled debt restructuring (TDR) that is reasonably expected to occur or represents an unconditionally cancellable option held by the borrower.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The quantitative, or modeled, component of the ACL is primarily based on statistical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current probability and timing of default, loss rate and recovery exposure at default, timing and amount of estimated prepayments, timing and amount of expected draws (for unfunded lending commitments), and relevant risk characteristics. Certain of the Company’s commercial portfolios have limited internal historical loss data and use external credit loss information, including historical charge-off and balance data for peer banking institutions.

The Company obtains historical and forecast macroeconomic information to inform its view of the long-term condition of the economy. Forward-looking macroeconomic factors considered in the Company’s macroeconomic variable integrated statistical models include gross domestic product (GDP), unemployment rate, unemployment insurance claims, housing prices, and retail sales. Forward-looking macroeconomic factors are incorporated into the Company’s models for a two-year reasonable and supportable economic forecast period followed by a one-year reversion period during which expected credit losses are expected to revert back on a straight-line basis to historical losses unadjusted for economic conditions. The reasonable and supportable economic forecast period and reversion methodology are accounting estimates which may change in future periods as a result of changes to the current macroeconomic environment.

The Company’s statistical models produce expected cash flows, which are then discounted at the effective interest rate to derive net present value. The effective interest rate is calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and costs, to provide a constant rate of return over the term. This net present value is then compared to the amortized cost basis to derive the expected credit losses. As a result, the quantitative, or modeled, portion of ACL is estimated using a DCF approach.

The Company also considers the need for qualitative adjustments to the modeled estimate of expected credit losses. For this purpose, the Company established a qualitative factor framework to periodically assess qualitative adjustments to address certain identified elements that are not directly captured by the statistically modeled expected credit loss. These factors may include the impact of risk rating downgrades, changes in credit policies, problem loan trends, identification of new risks not incorporated into the modeling framework, credit concentrations, changes in lending management, non-modeled macroeconomic outlook and other external factors.

Zero Credit Loss Expectation Exception

The Company has a zero loss expectation when the loans, or portions thereof, are issued or guaranteed by certain U.S. government entities or agencies, as those entities or agencies have a long history of no defaults and the highest credit ratings issued by rating agencies. Loans held for investment, or portions thereof, which meet this criterion do not have an ACL.

Reserve for Unfunded Lending Commitments

The ACL includes an estimate for expected credit losses on off-balance sheet commitments to extend credit and unused lines of credit. The Company estimates these expected credit losses for the unfunded portion of the commitments that are not unconditionally cancellable depending on the likelihood that funding will occur. The reserve for unfunded lending commitments is reported in “Other liabilities” on the Balance Sheet.

Individually Assessed Loans

Loans that do not share similar risk characteristics with other financial assets, including those whose terms have been modified in a TDR and collateral-dependent loans, are individually assessed for purposes of measuring expected credit losses using the DCF approach.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

For loans that are determined to be collateral dependent, the ACL is determined based on the fair value of the collateral. Loans are considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be substantially satisfied through sale or operation of the collateral. For such loans, the ACL is calculated as the difference between the amortized cost basis and the fair value of the underlying collateral less costs to sell, if applicable.

Purchased Credit Deteriorated Assets

PCD assets are acquired financial assets (or groups of financial assets with similar risk characteristics) that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. The Company considers indicators such as loan rating, FICO score, days past due status, nonaccrual status, TDR status, charge-off status, bankruptcy, modifications or risk rating to determine whether an acquired asset meets the definition of PCD.

PCD assets are recorded on the acquisition date at their purchase price plus any related initial ACL, which results in a “gross-up” of the asset’s initial amortized cost basis. Recognition of the initial ACL upon the acquisition of PCD assets does not impact net income. Changes in estimates of expected credit losses after acquisition are recognized through the provision for credit losses. Acquired non-PCD assets are accounted for in a manner similar to originated financial assets, whereby any initial ACL is recorded through the “Provision for credit losses” on the Income Statement.

Charge-Offs

Charge-offs are recorded when the Company determines that a loan balance is uncollectible or a loss-confirming event has occurred. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include borrower delinquency status, bankruptcy, foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan when that collateral asset is the sole source of repayment. A full or partial charge-off reduces the amortized cost basis of the loan and the related ACL. Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.

For acquired PCD loans where all or a portion of the loan balance had been charged off prior to acquisition, and for which active collection efforts are still underway, the ACL included as part of the grossed-up loan balance at acquisition is immediately charged off if required by the Company’s existing charge off policy. Additionally, the Company is required to consider its existing policies in determining whether to charge off any financial assets, regardless of whether a charge-off was recorded by the predecessor company. The initial ACL recognized on PCD assets includes the gross-up of the loan balance reduced by immediate charge-offs for loans previously charged off by the acquired company or which meet the Company’s charge-off policy on the date of acquisition. Charge-offs against the allowance related to such acquired PCD loans do not result in an income statement impact.

Servicing Assets

Servicing assets are capitalized as separate assets when loans are sold and servicing is retained. The Company records servicing assets at their estimated fair values. Servicing asset fair value is based on the excess of the contractual servicing fee over an estimated market servicing rate. When servicing assets are recognized from the sale of loans originated by the Company, the fair value of the servicing asset is included as a component of the gain or loss on the loan sale and reported within “Marketplace revenue” on the Income Statement. Subsequent changes in fair value are reported within “Servicing fees” in “Marketplace revenue” during the period in which the changes occur. Servicing assets are reported in “Other assets” on the Balance Sheet.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. Fair value is based on an exit price notion that maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The Company measures certain assets and liabilities at fair value when permitted or mandated by accounting standards, when the Company has elected the fair value option, and to fulfill fair value disclosure requirements. Assets and liabilities are recorded at fair value on a recurring or nonrecurring basis. Assets and liabilities that are recorded at fair value on a recurring basis require a fair value measurement at each reporting period. Such assets include AFS securities, HFS and HFI loans in which the Company has elected the fair value option, and servicing assets.

The Company has elected the fair value option for certain loans and servicing assets and uses fair value measurements to record the assets on a recurring basis. The Company also uses fair value measurements for AFS securities.

The fair value hierarchy includes a three-level hierarchy that assigns the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs.

Level 1	—	Quoted market prices in active markets for identical assets or liabilities.

Level 2	—	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

Level 3	—	Unobservable inputs.

Unobservable inputs require greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Company’s own estimates, and the measurements reflect information and assumptions that management believes a market participant would use in pricing the asset or liability.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price of an acquired business exceeds the fair value of the net assets acquired. Goodwill is assigned to the Company’s reporting units at the acquisition date according to the expected economic benefits that the acquired business will provide to the reporting unit. A reporting unit is a business operating segment or a component of a business operating segment. The Company identifies its reporting units based on how the operating segments and reporting units are managed. Accordingly, the Company allocated goodwill to the LC Bank operating segment.

The goodwill of each reporting unit is tested for impairment annually or more frequently in certain circumstances. The Company’s annual impairment testing is performed in the fourth quarter of each calendar year. Impairment exists when the carrying value of goodwill exceeds its estimated fair value. Adverse changes in impairment indicators such as lower than forecast financial performance, increased competition, increased regulatory oversight, or unplanned changes in operations could result in impairment.

The Company can elect to either qualitatively assess goodwill for impairment, or bypass the qualitative test and proceed directly to a quantitative test. If the Company performs a qualitative assessment of goodwill to test for impairment and concludes it is more likely than not that the estimated fair value of a reporting unit is greater than its carrying value, a quantitative test is not required. However, if we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative assessment is performed to determine if goodwill impairment exists. Under the quantitative impairment assessment, the fair values of the Company’s reporting units are determined using a combination of income and market-based approaches.

Other intangible assets with determinable lives are recorded at their fair value upon completion of a business acquisition or certain other transactions, and generally represent the value of customer contracts or relationships. Such assets are amortized over their useful lives in a manner that best reflects their economic benefit, which may include straight-line or accelerated methods of amortization. Other intangible assets are reviewed for impairment quarterly and when events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company does not have indefinite-lived intangible assets other than goodwill. Intangible assets are reported in “Other assets” on the Balance Sheet.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities in “Other liabilities” on the Balance Sheet. Associated legal expense is recorded in “Other non-interest expense” for the losses associated with the securities class action lawsuits, as described in “Note 19. Commitments and Contingencies,” on the Income Statement. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company will also disclose a range of exposure to incremental loss when such amounts can be estimated and are reasonably possible to occur in future periods. In estimating the Company’s exposure to loss contingencies, if an amount within the estimated range of loss is the best estimate, that amount will be accrued. However, if there is no amount within the estimated range of loss that is the best estimate, the Company will accrue the minimum amount within the range, and disclose the amount up to the high end of the range as an exposure to incremental loss, if such amount is considered reasonably possible. Such estimates are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability and records an adjustment to its estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. The determination of an expected contingent liability and associated litigation expense requires the Company to make assumptions related to the outcome of these matters. Due to the inherent uncertainties of loss contingencies, the Company’s estimates may be different than the actual outcomes. Legal fees, including legal fees associated with loss contingencies, are recognized as incurred and included in “Professional services” expense on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Stock-based Compensation

Stock-based compensation includes expense primarily associated with restricted stock units (RSUs) and performance-based restricted stock units (PBRSUs), as well as expense associated with stock issued related to acquisitions. Stock-based compensation expense is based on the grant date fair value of the award. The cost is generally recognized over the vesting period on a straight-line basis. Forfeitures are recognized as incurred.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to uncertain tax positions in “Income tax expense (benefit)” on the Income Statement.

Net Income (Loss) Per Share

Basic net income (loss) per share (Basic EPS) attributable to common stockholders is computed by dividing net income (loss) attributable to LendingClub by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share (Diluted EPS) is computed by dividing net income (loss) attributable to LendingClub by the weighted-average number of common shares outstanding during the period, adjusted for the effects of dilutive issuances of shares of common stock, which predominantly include incremental shares issued for outstanding RSUs, PBRSUs, and stock options. PBRSUs are included in dilutive shares to the extent the pre-established performance targets have been or are estimated to be satisfied as of the reporting date. The dilutive potential common shares are computed using the treasury stock method. The effects of outstanding RSUs, PBRSUs, and stock options are excluded from the computation of Diluted EPS in periods in which the effect would be antidilutive. For periods with more than one class of common shares, the Company computes Basic and Diluted EPS using the two-class method, which is an allocation of net income (loss) among the holders of each class of common shares.

Beneficial Conversion Feature

The Company accounts for the beneficial conversion feature (BCF) on its Series A Preferred Stock in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company accretes the BCF discount from the date of issuance to the earliest conversion date, which was March 20, 2020. All of the BCF discount was accreted and recognized as a deemed dividend in “Accumulated deficit” on the Balance Sheet.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Consolidation of Variable Interest Entities

A VIE is a legal entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. The Company’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.

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

Adoption of New Accounting Standards

The Company did not adopt any new accounting standards during the year ended December 31, 2021.

New Accounting Standards Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which, if certain criteria are met, provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The provisions of the new standard may be adopted as of the beginning of the reporting period when the election is made until December 31, 2022. The Company is evaluating the impact this ASU and is not expected to have a material impact on its financial position, results of operations, cash flows and disclosures. The Company has not elected an adoption date.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full or modified retrospective adoption for fiscal periods beginning after December 15, 2021. The Company plans to adopt this ASU in the first quarter of 2022 under the

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
modified retrospective approach. As a result of the adoption, the deemed dividend recorded in 2020 related to the beneficial conversation feature of the convertible preferred stock will be reclassified from accumulated deficit to additional paid in capital within equity. The Company is evaluating its disclosure around this transaction under the ASU. This ASU is not expected to have a material impact on its financial position, results of operations and cash flows.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
2. Business Acquisition

On February 1, 2021, the Company completed the Acquisition. Upon closing, LendingClub acquired all outstanding voting equity interests of Radius in exchange for total consideration as follows:

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

The Acquisition was accounted for as a purchase business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values determined as of the Acquisition date. Determining fair value of identifiable assets, particularly intangibles, loans (including PCD loans), and liabilities acquired and assumed based on DCF analysis or other valuation techniques requires management to make estimates that are highly subjective in nature based on available information. The fair value of acquired loans was based on a DCF methodology using contractual cash flows adjusted for key cash flow assumptions such as prepayment rate, default rate, loss severity rate, discount rate and market pricing.

The following table presents an allocation of the total consideration paid to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed:

Assets acquired:
Cash and due from banks	$18,184
Interest-bearing deposits in banks	650,052
Total cash and cash equivalents	668,236
Securities available for sale at fair value	259,037
Loans and leases held for investment	1,589,054
Allowance for loan and lease losses	(12,440)
Loans and leases held for investment, net	1,576,614
Property, equipment and software	1,926
Goodwill	75,717
Other assets	86,482
Total assets	2,668,012

Liabilities assumed:
Non-interest bearing deposits	146,187
Interest-bearing deposits	1,862,272
Total deposits	2,008,459
Short-term borrowings	9,870
Advances from PPPLF	420,962
Other long-term debt	18,630
Other liabilities	23,285
Total liabilities	2,481,206

Total consideration paid	$186,806

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The purchase price exceeded the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed and, as a result of the purchase allocation, the Company recorded goodwill of $75.7 million, which is not deductible for tax purposes. The goodwill recognized is attributable primarily to strategic and financial benefits of the Acquisition, including increased resiliency with access to stable, low-cost deposit funding replacing higher-cost and more volatile third-party warehouse funding; increased and more stable revenue driven by increased net interest income from loans HFI; expense benefits by capturing the fees that were historically paid to the Company’s third-party issuing banks; and the ability to attract new members and deepen relationships with existing members through the addition of banking services.

The carrying amounts of cash, AFS securities, short-term borrowings, advances from PPPLF, and certain other assets and liabilities were determined to be a reasonable estimate of the fair value of such items. The following is a description of the methods used to determine the fair values of significant assets and liabilities.

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

Loans and leases held for investment: Fair values for loans and leases were primarily based on a discounted cash flow methodology that considered contractual terms, credit loss expectations, market interest rates, and other market factors such as liquidity from the perspective of a market participant. Loan portfolios were pooled together according to similar characteristics such as product type, lien position, risk grade, credit deterioration status, FICO score, and collateral type. Loan pools were treated in the aggregate when applying various valuation techniques. The contractual terms, default rates, loss given default rates, loss severity and recovery lag, and prepayment rates were the key assumptions embedded into the estimated cash flow valuation. These assumptions were informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The discount rates used are based on current market rates for new originations of comparable loans and include adjustments for liquidity. All of the merged loans were marked to fair value as of the Acquisition date and, therefore, there was no carryover of the ACL that had previously been recorded by Radius. Immediately following the Acquisition, the Company recorded an ACL on non-PCD loans of $6.9 million through an increase to the provision for credit losses. The initial ACL for PCD loans of $12.4 million was recorded through an adjustment to the amortized cost basis of the loans.

Core deposit intangible: This intangible asset represents the value of the relationships with certain deposit clients and is included in “Other assets” on the Balance Sheet. The fair value was estimated based on an after-tax cost savings method of the income approach. Under this method, fair value is equal to the present value of the after-tax cost savings or differential cash flows generated by the acquired deposit base. Cost savings is defined as the difference between the effective cost of funds on deposits and the cost of an equal amount of funds from an alternative source. Deposits were pooled by product type and channel. The discount rates used for Core Deposit Intangible (CDI) assets are based on current market participant rates. The CDI is being amortized over 10 years based upon the estimated economic benefits received.

Other Investments: The fair value of an investment in a private entity that was sold after the Acquisition was determined based upon the price expected to be received in the subsequent sale. This investment was included in “Other assets” on the Balance Sheet.

Interest-bearing deposits: In determining the fair value of certificates of deposit, the cash flows of the contractual interest payments during the specific period of the certificates of deposit and scheduled principal payout were discounted to present value at market-based interest rates.

Subordinated debt: The fair value of subordinated debt was determined by using a DCF method using a market participant discount rate for similar instruments. Subordinated debt is included in “Other long-term debt” on the Balance Sheet.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Company incurred approximately $16 million of expenses, primarily included in “Professional services” on the Income Statement, in connection with the Acquisition.

The table below presents certain unaudited pro forma financial information for illustrative purposes only, for the years ended December 31, 2021 and 2020, as if the Acquisition took place on January 1, 2020. The pro forma information combines the historical results of Radius with the Company’s, adjusting for the estimated impact of certain fair value adjustments for the respective periods. The pro forma information does not reflect changes to the provision for credit losses resulting from recording loan assets as fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

Year Ended December 31,	2021	2020
Total net revenue	$825,701	$392,377
Consolidated net income (loss)	$11,644	$(190,120)

For the year ended December 31, 2021, total net revenue of $73.6 million from the Acquisition is included on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Summary of Reclassification Adjustments

The classification of the items presented by the Company in its consolidated financial statements under GAAP has been adjusted to align with the presentation requirements under Article 9 of the SEC’s Regulation S-X for bank holding companies. The presentation shown below is reflective of what is used by the combined company under GAAP.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Year Ended December 31, 2020
	LendingClub Historical Presentation	Reclassification Adjustments	LendingClub Reclassified Amounts
Net Revenue
Transaction fees	$207,640	$(207,640)	$—
Interest income	209,694	(209,694)	—
Interest expense	(141,503)	141,503	—
Net fair value adjustments	(117,247)	117,247	—
Net interest income and fair value adjustments	(49,056)	49,056	—
Investor fees	111,864	(111,864)	—
Gain on sales of loans	30,812	(30,812)	—
Net investor revenue	93,620	(93,620)	—
Other revenue	13,442	(13,442)	—
Total net revenue	314,702	(314,702)	—
Non-interest income
Marketplace revenue (1)	—	245,314	245,314
Other non-interest income	—	13,442	13,442
Total non-interest income	—	258,756	258,756
Interest income
Interest on loans held for sale	—	72,876	72,876
Interest on retail and certificate loans held for investment at fair value	—	115,952	115,952
Interest on other loans held for investment at fair value	—	7,688	7,688
Interest on securities available for sale	—	12,125	12,125
Other interest income	—	1,053	1,053
Total interest income	—	209,694	209,694
Interest expense
Interest on short-term borrowings	—	17,837	17,837
Interest on retail notes, certificates and secured borrowings	—	115,952	115,952
Interest on Structured Program borrowings	—	16,204	16,204
Interest on other long-term debt	—	373	373
Total interest expense (2)	—	150,366	150,366
Net interest income	—	59,328	59,328
Total net revenue (3)	—	318,084	318,084
Provision for credit losses (3)	—	3,382	3,382
Operating expenses
Sales and marketing	79,055	(79,055)	—
Origination and servicing	71,193	(71,193)	—
Engineering and product development	139,050	(139,050)	—
Other general and administrative	213,021	(213,021)	—
Total operating expenses	502,319	(502,319)	—
Non-interest expense
Compensation and benefits	—	252,517	252,517
Marketing	—	51,518	51,518
Equipment and software	—	26,842	26,842
Occupancy	—	27,870	27,870
Depreciation and amortization	—	54,030	54,030
Professional services	—	41,780	41,780
Other non-interest expense	—	47,762	47,762
Total non-interest expense	—	502,319	502,319
Loss before income tax expense	(187,617)	—	(187,617)
Income tax benefit	(79)	—	(79)
Consolidated net loss	$(187,538)	$—	$(187,538)
(1)    See “Note 3. Marketplace Revenue” for additional detail.
(2)    The increase in total interest expense relates to valuation adjustments on Structured Program borrowings reclassified from net fair value adjustments to interest expense.
(3)    The increase in total net revenue from the historical presentation relates to credit valuation adjustments on AFS securities reclassified from net fair value adjustments to provision for credit losses.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Year Ended December 31, 2019
	LendingClub Historical Presentation	Reclassification Adjustments	LendingClub Reclassified Amounts
Net Revenue
Transaction fees	$598,760	$(598,760)	$—
Interest income	345,345	(345,345)	—
Interest expense	(246,587)	246,587	—
Net fair value adjustments	(144,990)	144,990	—
Net interest income and fair value adjustments	(46,232)	46,232	—
Investor fees	124,532	(124,532)	—
Gain on sales of loans	67,716	(67,716)	—
Net investor revenue	146,016	(146,016)	—
Other revenue	13,831	(13,831)	—
Total net revenue	758,607	(758,607)	—
Non-interest income
Marketplace revenue (1)	—	646,735	646,735
Other non-interest income	—	13,831	13,831
Total non-interest income	—	660,566	660,566
Interest income
Interest on loans held for sale	—	109,493	109,493
Interest on retail and certificate loans held for investment at fair value	—	214,395	214,395
Interest on other loans held for investment at fair value	—	1,104	1,104
Interest on securities available for sale	—	14,351	14,351
Other interest income	—	6,002	6,002
Total interest income	—	345,345	345,345
Interest expense
Interest on short-term borrowings	—	26,826	26,826
Interest on retail notes, certificates and secured borrowings	—	214,395	214,395
Interest on Structured Program borrowings	—	5,070	5,070
Interest on other long-term debt	—	1,013	1,013
Total interest expense (2)	—	247,304	247,304
Net interest income	—	98,041	98,041
Total net revenue	—	758,607	758,607
Provision for credit losses	—	—	—
Operating expenses
Sales and marketing	279,423	(279,423)	—
Origination and servicing	103,403	(103,403)	—
Engineering and product development	168,380	(168,380)	—
Other general and administrative	238,292	(238,292)	—
Total operating expenses	789,498	(789,498)	—
Non-interest expense
Compensation and benefits	—	333,628	333,628
Marketing	—	235,337	235,337
Equipment and software	—	24,927	24,927
Occupancy	—	29,367	29,367
Depreciation and amortization	—	59,152	59,152
Professional services	—	43,010	43,010
Other non-interest expense	—	64,077	64,077
Total non-interest expense	—	789,498	789,498
Loss before income tax expense	(30,891)	—	(30,891)
Income tax benefit	(201)	—	(201)
Consolidated net loss	(30,690)	—	(30,690)
Less: Income attributable to noncontrolling interests	55	—	55
LendingClub net loss	$(30,745)	$—	$(30,745)
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

Servicing Fees: The Company receives servicing fees to compensate it for servicing loans on behalf of investors, including managing payments and collections from borrowers and payments to those investors. The amount of servicing fee revenue earned is predominantly affected by the servicing rates paid by investors and the outstanding principal balance of loans serviced for investors. Servicing fee revenue related to loans sold also includes the associated change in fair value of servicing assets.

Gain (Loss) on Sales of Loans: In connection with loan sales the Company recognizes a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing. Additionally, the Company recognizes transaction costs, if any, as a loss on sale of loans.

Net Fair Value Adjustments: The Company records fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

The following table presents components of marketplace revenue for the years presented:

Year Ended December 31,	2021	2020	2019
Origination fees	$416,839	$207,640	$598,760
Servicing fees	87,639	111,864	124,532
Gain on sales of loans	70,116	30,812	67,716
Net fair value adjustments (1)	3,986	(105,002)	(144,273)
Total marketplace revenue	$578,580	$245,314	$646,735
(1)    Certain prior period valuation adjustments on AFS securities and Structured Program borrowings were reclassified from net fair value adjustments to provision for credit losses and interest expense, respectively, to conform to the current period presentation.

Revenue from Contracts with Customers

The Company’s revenue from contracts with customers includes (i) transaction fees received from issuing bank partners and (ii) referral fees from third-party companies. Transaction fees are presented as a component of “Origination fees” in “Marketplace revenue” and referral fees are presented as a component of “Other non-interest income” on the Income Statement.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Referral Fees: The Company is entitled to receive referral fees from third-party companies when customers referred by the Company consider or purchase products or services from such third-party companies. Referral contracts contain a single performance obligation. The Company recognizes referral fees for each distinct instance when the criteria for receiving the referral fee has been satisfied.

Upon the Acquisition, the Company’s principal sources of revenue are marketplace revenue and interest income on loans, which are outside the scope of ASC 606, Revenue from Contracts with Customers. The remainder of the Company’s revenue is classified as non-interest income and is earned from a variety of sources, such as referral revenue and other non-interest income.

The following table presents the Company’s revenue from contracts with customers, disaggregated by revenue source for services transferred over time, for the years presented:

Year Ended December 31,	2021	2020	2019
Transaction fees	$32,673	$207,640	$598,760
Referral fees	14,234	5,011	5,474
Total revenue from contracts with customers	$46,907	$212,651	$604,234

4. Net Income (Loss) Per Share

The following table details the computation of the Company’s basic and diluted EPS of common stock and Series A Preferred Stock:

Year Ended December 31,	2021		2020		2019
	Common Stock	Preferred Stock(1)	Common Stock	Preferred Stock(1)	Common Stock
Basic EPS:
Allocation of undistributed LendingClub net income (loss)	$18,456	$124	$(154,664)	$(32,874)	$(30,745)
Deemed dividend	—	—	(50,204)	50,204	—
Net income (loss) attributable to stockholders	$18,456	$124	$(204,868)	$17,330	$(30,745)
Weighted-average common shares – Basic	97,486,754	653,118	77,934,302	12,505,393	87,278,596
Basic EPS	$0.19	$0.19	$(2.63)	$1.39	$(0.35)

Diluted EPS:
Allocation of undistributed LendingClub net income (loss)	$18,580	$—	$(154,664)	$(32,874)	$(30,745)
Deemed dividend	—	—	(50,204)	50,204	—
Net income (loss) attributable to stockholders	$18,580	$—	$(204,868)	$17,330	$(30,745)
Weighted-average common shares – Diluted	102,147,353	—	77,934,302	12,505,393	87,278,596
Diluted EPS	$0.18	$0.00	$(2.63)	$1.39	$(0.35)
(1)    Presented on an as-converted basis.

In February 2020, the Company entered into an exchange agreement with its largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), pursuant to which, on March 20, 2020, Shanda exchanged all of 19,562,881 shares of LendingClub common stock, par value of $0.01 per share, held by it for (i) 195,628 newly issued shares of mandatorily convertible, non-voting, Series A Preferred Stock, par value of $0.01 per share, and (ii) a one-time cash payment of $50.2 million. The Series A Preferred Stock is considered a separate class of common shares for purposes of calculating EPS because it participates in earnings similar to

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
common stock and does not receive any significant preferences over the common stock. As a result of the preferred stock outstanding during 2020 and the first quarter of 2021, Basic and Diluted EPS were computed using the two-class method, which is a net income (loss) allocation that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed income (loss). Shanda sold the remainder of its preferred stock during the first quarter of 2021 and, therefore, there were no shares of preferred stock outstanding as of March 31, 2021.

The following table summarizes the weighted-average common shares that were excluded from the Company’s diluted EPS computation because their effect would have been anti-dilutive for the periods presented:

Year Ended December 31,	2021	2020	2019
Preferred stock	—	12,505,393	—
Stock options	—	221,949	455,627
RSUs and PBRSUs	—	299,747	59,812
Total	—	13,027,089	515,439

5. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, credit valuation allowance, and fair value of AFS securities were as follows:

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit ValuationAllowance	Fair Value
U.S. agency residential mortgage-backed securities	$125,985	$—	$(2,286)	$—	$123,699
Asset-backed senior securities	28,057	72	—	—	28,129
U.S. agency securities	26,902	1	(731)	—	26,172
Other asset-backed securities	26,112	151	(130)	—	26,133
Commercial mortgage-backed securities	26,649	1	(552)	—	26,098
CLUB Certificate asset-backed securities	15,049	3,236	—	—	18,285
Asset-backed subordinated securities	4,119	7,643	—	—	11,762
Municipal securities	3,297	—	(45)	—	3,252
Total securities available for sale (1)(2)	$256,170	$11,104	$(3,744)	$—	$263,530

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit ValuationAllowance	Fair Value
Asset-backed senior securities	$75,332	$67	$(27)	$—	$75,372
CLUB Certificate asset-backed securities	54,525	576	(772)	(4,190)	50,139
Asset-backed subordinated securities	29,107	2,128	(174)	(14,546)	16,515
Other securities	200	—	—	—	200
Total securities available for sale (1)(2)	$159,164	$2,771	$(973)	$(18,736)	$142,226
(1)    As of December 31, 2021 and 2020, $13.3 million and $119.3 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    As of December 31, 2021 and 2020, includes $236.8 million and $133.5 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The Company’s AFS portfolio includes debt securities primarily obtained in the first quarter of 2021 upon the Acquisition and asset-backed securities related to the Company’s Structured Program transactions.

A summary of AFS securities with unrealized losses for which a credit valuation allowance has not been recorded aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$123,668	$(2,286)	$—	$—	$123,668	$(2,286)
U.S. agency securities	24,175	(731)	—	—	24,175	(731)
Other asset-backed securities	13,224	(130)	—	—	13,224	(130)
Commercial mortgage-backed securities	25,927	(552)	—	—	25,927	(552)
Municipal securities	3,252	(45)	—	—	3,252	(45)
Total securities with unrealized losses (1)	$190,246	$(3,744)	$—	$—	$190,246	$(3,744)

	Less than 12 months		12 months or longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities related to Structured Program transactions	$26,678	$(855)	$6,052	$(118)	$32,730	$(973)
Total securities with unrealized losses (1)	$26,678	$(855)	$6,052	$(118)	$32,730	$(973)
(1)    The number of investment positions with unrealized losses at December 31, 2021 and 2020 totaled 145 and 55, respectively.

During 2020, the Company recorded a credit valuation allowance on those securities where there was a deterioration in future estimated cash flows. The Company also recorded unrealized losses on securities with fair value price reductions due to higher liquidity premiums observed as a result of market dislocation related to COVID-19.

The following tables present the activity in the credit valuation allowance for AFS securities, by major security type:

Credit Valuation Allowance	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of December 31, 2020	$(4,190)	$(14,546)	$(18,736)
Reversal of credit loss expense	236	3,146	3,382
Reversal of allowance arising from PCD financial assets	3,954	11,400	15,354
Ending balance as of December 31, 2021	$—	$—	$—

Credit Valuation Allowance	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Beginning balance as of January 1, 2020	$—	$—	$—
Provision for credit loss expense	(236)	(3,146)	(3,382)
Allowance arising from PCD financial assets	(3,954)	(11,400)	(15,354)
Ending balance as of December 31, 2020	$(4,190)	$(14,546)	$(18,736)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

AFS securities purchased with credit deterioration were as follows:

Year Ended December 31, 2020
Purchase price of PCD securities at acquisition	$27,034
Credit valuation allowance on PCD securities at acquisition	15,354
Par value of acquired PCD securities at acquisition	$42,388

There were no AFS securities purchased with credit deterioration during the year ended December 31, 2021.

The contractual maturities of AFS securities were as follows:

December 31, 2021	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due after 5 years through 10 years:
U.S. agency residential mortgage-backed securities	$710	$703
Other asset-backed securities	1,092	1,109
Commercial mortgage-backed securities	4,204	4,092
U.S. agency securities	1,998	1,992
Municipal securities	627	620
Total due after 5 years through 10 years	8,631	8,516	1.59%
Due after 10 years:
U.S. agency residential mortgage-backed securities	125,275	122,996
Other asset-backed securities	25,020	25,024
Commercial mortgage-backed securities	22,445	22,006
U.S. agency securities	24,904	24,180
Municipal securities	2,670	2,632
Total due after 10 years	200,314	196,838	1.57%
Asset-backed securities related to Structured Program transactions	47,225	58,176	18.89%
Total securities available for sale	$256,170	$263,530	4.76%
(1)    The weighted-average yield is computed using the amortized cost at December 31, 2021.

Proceeds and gross realized gains and losses from AFS securities were as follows:

Year Ended December 31,	2021	2020	2019
Proceeds	$106,192	$6,217	$12,548
Gross realized gains	$708	$14	$9
Gross realized losses	$(952)	$(3)	$(1)

6. Loans and Leases Held for Investment, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases HFI at amortized cost, whereas loans initially classified as HFS are recorded at fair value. Prior to the Acquisition and becoming a bank holding company, all loans were recorded at fair value. Therefore, the following disclosures apply to loans and leases HFI at amortized cost.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Accrued interest within that caption related to loans and leases HFI was $15.6 million as of December 31, 2021.

Loans and Leases Held for Investment

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

December 31, 2021
Unsecured personal	$1,804,578
Residential mortgages	151,362
Secured consumer	65,976
Total consumer loans held for investment	2,021,916
Equipment finance (1)	149,155
Commercial real estate	310,399
Commercial and industrial (2)	417,656
Total commercial loans and leases held for investment	877,210
Total loans and leases held for investment	2,899,126
Allowance for loan and lease losses	(144,389)
Loans and leases held for investment, net (3)	$2,754,737
(1)    Comprised of sales-type leases for equipment. See “Note 18. Leases” for additional information.
(2)    Includes $268.3 million of pledged loans under the Paycheck Protection Program (PPP).
(3)    As of December 31, 2021, the Company had $149.2 million in loans pledged as collateral under the FRB Discount Window.

December 31, 2021	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$2,021,916	$128,812	$1,893,104	6.4%
Total commercial loans and leases held for investment (2)	877,210	15,577	861,633	1.8%
Total loans and leases held for investment (2)	$2,899,126	$144,389	$2,754,737	5.0%
(1)    Calculated as the ratio of allowance for loan and lease losses (ALLL) to loans and leases HFI.
(2)    Excluding the $268.3 million of PPP loans, the ALLL represented 2.6% of commercial loans and leases HFI and 5.5% of total loans and leases HFI. PPP loans are guaranteed by the Small Business Administration (SBA) and, therefore, the Company determined no ACL is required on these loans.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The activity in the ACL by portfolio segment was as follows:

Year Ended December 31, 2021	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$—	$—	$—
Credit loss expense for loans and leases held for investment (1)	136,789	4,162	140,951
Initial allowance for PCD loans acquired during the period (2)	603	11,837	12,440
Charge-offs (3)	(8,789)	(1,663)	(10,452)
Recoveries	209	1,241	1,450
Allowance for loan and lease losses, end of period	$128,812	$15,577	$144,389

Reserve for unfunded lending commitments, beginning of period	$—	$—	$—
Credit loss expense for unfunded lending commitments	—	1,231	1,231
Reserve for unfunded lending commitments, end of period (4)	$—	$1,231	$1,231
(1)    Includes $6.9 million of credit loss expense for Radius loans at acquisition.
(2)    For acquired PCD loans, an ACL of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, an ACL of $18.0 million included as part of the grossed-up loan balance at acquisition was immediately written-off. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million.
(3)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(4)    Relates to $110.8 million of unfunded commitments.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Consumer Lending Credit Quality Indicators

The Company evaluates the credit quality of its consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is based upon borrower payment activity relative to the contractual terms of the loan. The following table presents the classes of financing receivables within the consumer portfolio segment by credit quality indicator based on delinquency status and origination year:

December 31, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Unsecured personal
Current	$1,796,678	$—	$—	$—	$—	$—	$—	$1,796,678
30-59 days past due	3,624	—	—	—	—	—	—	3,624
60-89 days past due	2,600	—	—	—	—	—	—	2,600
90 or more days past due	1,676	—	—	—	—	—	—	1,676
Total unsecured personal	1,804,578	—	—	—	—	—	—	1,804,578
Residential mortgages
Current	36,732	37,620	26,798	7,277	2,682	37,685	1,265	150,059
30-59 days past due	—	—	—	—	—	142	—	142
60-89 days past due	—	—	—	—	92	—	—	92
90 or more days past due	—	—	—	—	251	818	—	1,069
Total residential mortgages	36,732	37,620	26,798	7,277	3,025	38,645	1,265	151,362
Secured consumer
Current	62,731	—	—	—	—	—	10	62,741
30-59 days past due	171	—	—	—	—	—	—	171
60-89 days past due	53	—	—	—	—	—	—	53
90 or more days past due	—	—	—	2,629	382	—	—	3,011
Total secured consumer	62,955	—	—	2,629	382	—	10	65,976
Total consumer loans held for investment	$1,904,265	$37,620	$26,798	$9,906	$3,407	$38,645	$1,275	$2,021,916

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

Pass – Loans and leases that the Company believes will fully repay in accordance with the contractual loan terms.

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following table presents the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

December 31, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Equipment finance
Pass	$52,440	$35,398	$26,918	$15,457	$6,184	$8,814	$—	$145,211
Special mention	1,531	—	1,810	—	—	—	—	3,341
Substandard	—	—	—	603	—	—	—	603
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	53,971	35,398	28,728	16,060	6,184	8,814	—	149,155
Commercial real estate
Pass	55,613	55,202	54,460	39,981	22,366	57,235	—	284,857
Special mention	—	8,397	—	1,366	1,018	7,242	—	18,023
Substandard	—	—	277	2,496	—	4,179	—	6,952
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	567	—	567
Total commercial real estate	55,613	63,599	54,737	43,843	23,384	69,223	—	310,399
Commercial and industrial
Pass	241,368	108,574	24,106	7,874	14,756	8,058	599	405,335
Special mention	—	—	2,207	463	1,467	40	—	4,177
Substandard	—	1,122	862	1,858	1,525	1,571	87	7,025
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	52	4	1,063	—	1,119
Total commercial and industrial (1)	241,368	109,696	27,175	10,247	17,752	10,732	686	417,656
Total commercial loans and leases held for investment	$350,952	$208,693	$110,640	$70,150	$47,320	$88,769	$686	$877,210
(1)    Includes $268.3 million of PPP loans.

The following table presents an analysis of the past due loans and leases HFI within the commercial portfolio segment (1):

December 31, 2021	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due
Equipment finance	$—	$—	$—	$—
Commercial real estate	104	—	609	713
Commercial and industrial (1)	—	—	1,410	1,410
Total commercial loans and leases held for investment	$104	$—	$2,019	$2,123
(1)    Past due PPP loans are excluded from the table.

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

The following table presents nonaccrual loans and leases:

December 31, 2021	Nonaccrual(1)	Nonaccrual with no related ACL(2)
Unsecured personal	$1,676	$—
Residential mortgages	1,373	1,373
Secured consumer	3,011	3,011
Total nonaccrual consumer loans held for investment	6,060	4,384

Equipment finance	603	—
Commercial real estate	989	989
Commercial and industrial	2,333	1,061
Total nonaccrual commercial loans and leases held for investment	3,925	2,050

Total nonaccrual loans and leases held for investment	$9,985	$6,434
(1)     There were no loans that were 90 days or more past due and accruing as of December 31, 2021.
(2)     Subset of total nonaccrual loans and leases.

December 31, 2021	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$6,060	0.3%
Total nonaccrual commercial loans and leases held for investment	3,925	0.4%
Total nonaccrual loans and leases held for investment (2)(3)	$9,985	0.3%
(1)     Calculated as the ratio of nonaccruing loans and leases to loans and leases HFI.
(2)     The ALLL represented 1446% of nonaccrual loans and leases as of December 31, 2021.
(3)     Nonaccruing loans and leases represented 0.4% of total loans and leases HFI, excluding PPP loans.

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

Purchased Financial Assets with Credit Deterioration

Acquired loans are recorded at their fair value, which may result in the recognition of a discount or premium. In addition, the purchase price of PCD loans is grossed-up upon acquisition for the initial estimate of ACL. Subsequent changes to the ACL are recorded as additions to or reversals of credit losses on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Acquired PCD loans were as follows:

December 31, 2021
Purchase price	$337,118
Allowance for credit losses (1)	30,378
Discount attributable to other factors	12,204
Par value	$379,700
(1)    For acquired PCD loans, an ACL of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, an ACL of $18.0 million included as part of the grossed-up loan balance at acquisition was immediately written-off. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million.

7. Securitizations and Variable Interest Entities

For additional information regarding the consolidation of VIEs, see “Note 1. Summary of Significant Accounting Policies.”

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Balance Sheet for its transactions with consolidated and unconsolidated VIEs. Additionally, the assets and liabilities in the tables below exclude intercompany balances that eliminate in consolidation:

December 31, 2021	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$13,462	$—	$13,462
Securities available for sale at fair value	—	58,177	58,177
Loans held for sale at fair value	41,734	—	41,734
Retail and certificate loans held for investment at fair value	10,281	—	10,281
Other loans held for investment at fair value	20,929	—	20,929
Other assets	584	17,156	17,740
Total assets	$86,990	$75,333	$162,323
Liabilities
Retail notes, certificates and secured borrowings at fair value	$10,281	$—	$10,281
Payable on Structured Program borrowings	65,451	—	65,451
Other liabilities	467	—	467
Total liabilities	76,199	—	76,199
Total net assets	$10,791	$75,333	$86,124

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2020	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$15,983	$—	$15,983
Securities available for sale at fair value	—	142,026	142,026
Loans held for sale at fair value	98,190	—	98,190
Retail and certificate loans held for investment at fair value	52,620	—	52,620
Other loans held for investment at fair value	50,102	—	50,102
Other assets	1,270	32,865	34,135
Total assets	$218,165	$174,891	$393,056
Liabilities
Retail notes, certificates and secured borrowings at fair value	$52,620	$—	$52,620
Payable on Structured Program borrowings	152,808	—	152,808
Other liabilities	729	—	729
Total liabilities	206,157	—	206,157
Total net assets	$12,008	$174,891	$186,899

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs include Structured Program transactions. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or subordinated residual interests in the VIEs.

The following tables present total unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary:

December 31, 2021	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Carrying value	$1,386,279	$58,177	$17,156	$75,333
Total exposure	N/A	$58,177	$17,156	$75,333

December 31, 2020	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Carrying value	$3,233,416	$142,026	$32,865	$174,891
Total exposure	N/A	$142,026	$32,865	$174,891
N/A – Not applicable

“Total VIE Assets” represents the remaining principal balance of loans held by unconsolidated VIEs. “Net Assets” continue to decline due to the ongoing paydown of loan balances from prior Structured Program transactions. “Securities Available for Sale” and “Other Assets” are the balances on the Balance Sheet related to its involvement with the unconsolidated VIEs. “Other Assets” primarily includes the Company’s servicing assets and servicing receivables. “Total Exposure” refers to the Company’s maximum exposure to loss from its involvement with unconsolidated VIEs. It represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s consolidated financial statements:

Year Ended December 31,	2021		2020
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold (1)	$—	$—	$255,203	$971,738
Net gains (losses) recognized from loans securitized or sold	$—	$—	$(20)	$7,897
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement (2)	$—	$—	$12,707	$35,836
Cash proceeds from loans securitized or sold	$—	$—	$237,764	$598,694
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$9,141	$14,445	$17,684	$26,822
Cash proceeds for interest received on senior securities and subordinated securities	$2,978	$6,158	$4,559	$8,251
(1)    Includes non-cash purchase and sale of loans requested by investors to facilitate a Structured Program transaction during the third quarter of 2020.
(2)    For Structured Program transactions, the Company retained asset-backed senior securities of $26.3 million, CLUB Certificate asset-backed securities of $18.3 million, and asset-backed subordinated securities of $4.0 million for the year ended December 31, 2020.

The Company and other investors in the subordinated interests issued by trusts and Certificate Program trusts have rights to cash flows only after the investors holding the senior securities issued by the trusts have first received their contractual cash flows. The investors and the trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal loans.

Off-Balance Sheet Loans

Off-balance sheet loans pursuant to unconsolidated VIE’s primarily relate to Structured Program transactions for which the Company has some form of continuing involvement, including as servicer.

As of December 31, 2021, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $1.3 billion, of which $35.0 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2020, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $3.2 billion, of which $94.8 million was attributable to off-balance sheet loans that were 31 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
8. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, see “Note 1. Summary of Significant Accounting Policies.” The Company records certain assets and liabilities at fair value as listed in the tables below.

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$142,370	$142,370
Retail and certificate loans held for investment at fair value	—	—	229,719	229,719
Other loans held for investment at fair value	—	—	21,240	21,240
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	123,699	—	123,699
Asset-backed senior securities and subordinated securities	—	28,129	11,762	39,891
U.S. agency securities	—	26,172	—	26,172
Other asset-backed securities	—	26,133	—	26,133
Commercial mortgage-backed securities	—	26,098	—	26,098
CLUB Certificate asset-backed securities	—	—	18,285	18,285
Municipal securities	—	3,252	—	3,252
Total securities available for sale	—	233,483	30,047	263,530
Servicing assets	—	—	67,726	67,726
Other assets	—	2,812	3,312	6,124
Total assets	$—	$236,295	$494,414	$730,709

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$229,719	$229,719
Payable on Structured Program borrowings	—	—	65,451	65,451
Other liabilities	—	—	12,911	12,911
Total liabilities	$—	$—	$308,081	$308,081

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$121,902	$121,902
Retail and certificate loans held for investment at fair value	—	—	636,686	636,686
Other loans held for investment at fair value	—	—	49,954	49,954
Securities available for sale:
Asset-backed senior securities and subordinated securities	—	75,372	16,515	91,887
CLUB Certificate asset-backed securities	—	—	50,139	50,139
Other securities	—	200	—	200
Total securities available for sale	—	75,572	66,654	142,226
Servicing assets	—	—	56,347	56,347
Total assets	$—	$75,572	$931,543	$1,007,115

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$636,774	$636,774
Payable on Structured Program borrowings	—	—	152,808	152,808
Other liabilities	—	—	12,270	12,270
Total liabilities	$—	$—	$801,852	$801,852

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a DCF model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. Due to changes in the availability of market observable inputs, the Company transferred $517 thousand of asset-backed securities related to Structured Program transactions out of Level 3 during the year ended December 31, 2020. The Company did not transfer any other assets or liabilities in or out of Level 3 during the year ended December 31, 2021.

Loans Held for Sale at Fair Value

As of December 31, 2021, the majority of loans HFS were sold shortly after origination and at committed prices. Therefore, the Company is generally not exposed to fair value fluctuations as a result of adverse changes in key assumptions.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of loans held for sale at fair value to adverse changes in key assumptions are as follows:

	December 31, 2021	December 31, 2020
Loans held for sale at fair value	$142,370	$121,902
Expected weighted-average life (in years)	1.3	1.1
Discount rates
100 basis point increase	$(1,540)	$(1,151)
200 basis point increase	$(3,055)	$(2,282)
Expected credit loss rates on underlying loans
10% adverse change	$(608)	$(1,099)
20% adverse change	$(1,236)	$(2,220)
Expected prepayment rates
10% adverse change	$(1,450)	$(273)
20% adverse change	$(2,997)	$(556)

Fair Value Reconciliation

The following tables present additional information about Level 3 loans held for sale at fair value on a recurring basis:

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2019	$747,394	$(25,039)	$722,355
Purchases	1,568,844	(6)	1,568,838
Transfers to loans held for investment	(41,431)	—	(41,431)
Sales	(1,907,446)	87,723	(1,819,723)
Principal payments and retirements	(207,483)	—	(207,483)
Charge-offs, net of recoveries	(27,278)	25,627	(1,651)
Change in fair value recorded in earnings	—	(99,003)	(99,003)
Balance at December 31, 2020	$132,600	$(10,698)	$121,902
Originations and purchases	7,507,695	(1,629)	7,506,066
Sales	(7,386,633)	5,124	(7,381,509)
Principal payments and retirements	(98,530)	—	(98,530)
Charge-offs, net of recoveries	(7,939)	3,441	(4,498)
Change in fair value recorded in earnings	—	(1,061)	(1,061)
Balance at December 31, 2021	$147,193	$(4,823)	$142,370

Retail and Certificate Loans and Related Notes, Certificates and Secured Borrowings

The Company does not assume principal or interest rate risk on loans that were funded by its member payment dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. At December 31, 2021 and 2020, the DCF methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. Therefore, the fair value adjustments for retail loans held for investment were largely offset by the corresponding fair value adjustments due to the payment dependent design of the retail notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets relating to loans sold to investors:

	December 31, 2021			December 31, 2020
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted-Average
Discount rates	7.5%	16.4%	10.0%	4.8%	16.4%	9.9%
Net cumulative expected loss rates (1)	2.4%	26.4%	10.2%	4.5%	26.3%	12.5%
Cumulative expected prepayment rates (1)	32.1%	45.9%	38.4%	27.0%	38.9%	31.2%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
(1)     Expressed as a percentage of the original principal balance of the loan.
(2)     Includes collection fees estimated to be paid to a hypothetical third-party servicer.

Significant Recurring Level 3 Fair Value Input Sensitivity

The Company’s selection of the most representative market servicing rates for servicing assets is inherently judgmental. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions:

	December 31, 2021	December 31, 2020
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(9,495)	$(7,379)
Servicing rate decrease by 0.10%	$9,495	$7,379

The following table presents the fair value of servicing assets to adverse changes in key assumptions:

	December 31, 2021	December 31, 2020
Fair value of Servicing Assets	$67,726	$56,347
Discount rates
100 basis point increase	$(558)	$(455)
200 basis point increase	$(1,115)	$(911)
Expected loss rates
10% adverse change	$(693)	$(346)
20% adverse change	$(1,386)	$(691)
Expected prepayment rates
10% adverse change	$(2,401)	$(1,596)
20% adverse change	$(4,802)	$(3,192)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis:

Fair value at December 31, 2019	$89,680
Issuances (1)	33,990
Change in fair value, included in Marketplace Revenue	(58,730)
Other net changes included in Deferred Revenue	(8,593)
Fair value at December 31, 2020	$56,347
Issuances (1)	69,075
Change in fair value, included in Marketplace Revenue	(56,561)
Other net changes included in Deferred Revenue	(1,135)
Fair value at December 31, 2021	$67,726
(1)    Represents the gains or losses on sales of the related loans.

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

December 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale	$248,878	$—	$—	$251,101	$251,101
Loans and leases held for investment, net	2,754,737	—	—	2,964,691	2,964,691
Other assets	18,274	—	15,630	2,644	18,274
Total assets	$3,021,889	$—	$15,630	$3,218,436	$3,234,066

Liabilities:
Deposits (1)	$68,405	$—	$—	$68,405	$68,405
Short-term borrowings	27,780	—	17,595	10,185	27,780
Advances from PPPLF	271,933	—	—	271,933	271,933
Other long-term debt	15,455	—	—	15,455	15,455
Other liabilities	51,655	—	22,187	29,468	51,655
Total liabilities	$435,228	$—	$39,782	$395,446	$435,228
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Total cash and cash equivalents (1)	$524,963	$—	$524,963	$—	$524,963
Restricted cash (1)	103,522	—	103,522	—	103,522
Other assets	914	—	914	—	914
Total assets	$629,399	$—	$629,399	$—	$629,399
Liabilities:
Short-term borrowings	$104,989	$—	$65,121	$39,868	$104,989
Other liabilities	57,536	—	43,984	13,552	57,536
Total liabilities	$162,525	$—	$109,105	$53,420	$162,525
(1)    Carrying amount approximates fair value due to the short maturity of these financial instruments.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2021	2020
Internally developed software (1)	$96,171	$101,953
Leasehold improvements	36,556	35,140
Computer equipment	29,598	27,030
Purchased software	22,403	19,004
Furniture and fixtures	8,346	8,203
Construction in progress	3,319	2,761
Total property, equipment and software	196,393	194,091
Accumulated depreciation and amortization	(98,397)	(97,450)
Total property, equipment and software, net	$97,996	$96,641
(1)    Includes $14.7 million and $13.9 million of software development in progress as of December 31, 2021 and 2020, respectively.

Depreciation and amortization expense on property, equipment and software was $38.2 million, $45.2 million and $51.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company recorded impairment expense on its leasehold improvements and furniture and fixtures of $1.9 million for the year ended December 31, 2020. No impairment expense was recorded in 2021 and 2019.

The Company recorded impairment expense on its internally developed software of $0.8 million, $5.7 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company records the above expenses in “Depreciation and amortization” expense on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
10. Goodwill and Intangible Assets

Goodwill

In connection with the Acquisition in the first quarter of 2021, the Company recognized Goodwill of $75.7 million, which is fully allocated to the LC Bank operating segment. Goodwill is not amortized, but will be subject to annual impairment tests. For additional detail, see “Note 1. Summary of Significant Accounting Policies.”

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

December 31,	2021	2020
Gross Carrying Value	$54,500	$39,500
Accumulated Amortization	(33,319)	(28,073)
Net Carrying Value	$21,181	$11,427

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the years ended December 31, 2021, 2020 and 2019 was $5.2 million, $3.1 million and $3.5 million, respectively. There was no impairment loss for the years ended December 31, 2021, 2020 and 2019.

The expected future amortization expense for intangible assets as of December 31, 2021, is as follows:

2022	$4,847
2023	4,198
2024	3,549
2025	2,901
2026	2,252
Thereafter	3,434
Total	$21,181

11. Other Assets

Other assets consist of the following:

December 31,	2021	2020
Operating lease assets	$77,316	$74,037
Servicing assets (1)	70,370	56,347
Nonmarketable equity investments	31,726	8,275
Intangible assets, net (2)	21,181	11,427
Other	101,953	37,313
Total other assets	$302,546	$187,399
(1)     Loans underlying servicing assets had a total outstanding principal balance of $10.3 billion and $10.1 billion as of December 31, 2021 and 2020, respectively.
(2)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
12. Deposits

Deposits consist of the following:

December 31, 2021
Interest-bearing deposits:
Checking accounts	$1,993,809
Savings and money market accounts	856,989
Certificates of deposit	68,405
Total	$2,919,203
Noninterest-bearing deposits	216,585
Total deposits	$3,135,788

Total certificates of deposit at December 31, 2021 are scheduled to mature as follows:

2022	$53,740
2023	13,579
2024	462
2025	178
2026	446
Total certificates of deposit	$68,405

The following table presents the amount of certificates of deposit with denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand, segregated by time remaining until maturity, as of December 31, 2021:

	Three months or less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
Certificates of deposit	$12,338	$806	$250	$588	$13,982

13. Short-term Borrowings and Long-term Debt

Short-term Borrowings:

Repurchase Agreements

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of December 31, 2021 and 2020, the Company had $27.8 million and $105.0 million in aggregate debt outstanding under its repurchase agreements, respectively, which is amortized over time through regular principal and interest payments collected from the pledged securities. At December 31, 2021, a majority of the Company’s repurchase agreements have contractual repurchase dates ranging from September 2022 to March 2028. These contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life of less than one year. At December 31, 2021 and 2020, the repurchase agreements bore interest rates ranging from 3.12% to 6.72% and 3.05% to 4.00%, respectively, which are either fixed or based on a benchmark of the weighted-average interest rate of the securities sold plus a spread.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Underlying securities retained and pledged as collateral under repurchase agreements were $50.5 million and $133.5 million at December 31, 2021 and 2020, respectively.

Long-term Debt:

Advances from PPPLF

As of December 31, 2021, outstanding PPPLF borrowings were $271.9 million and are collateralized by SBA PPP loans originated by the Company. The maturity date of the PPPLF borrowings matches the maturity date of the SBA PPP loans. When loans are forgiven by the SBA, the corresponding PPPLF advance is paid by the Company. The interest rate on the PPPLF borrowings is fixed at 0.35%.

Retail Notes, Certificates, and Secured Borrowings

The Company issued Retail Notes and LC Trust I issued certificates as a means to allow investors to invest in the corresponding loans. Investors were able to purchase Retail Notes, where the cash flows to investors were dependent upon principal and interest payments made by borrowers of the underlying unsecured personal loans. As of December 31, 2020, LendingClub ceased offering and selling Retail Notes. The total balance of outstanding Retail Notes will continue to decline as underlying borrower payments are made. The Company does not assume principal or interest rate risk on loans that were funded by Retail Notes because loan balances, interest rates and maturities were matched and offset by an equal balance of notes with the exact same interest rates and maturities.

The following table provides the balances of retail notes, certificates and secured borrowings at fair value as of the periods indicated:

December 31,	2021	2020
Retail notes	$219,435	$583,219
Certificates	10,281	52,620
Secured borrowings	3	935
Total retail notes, certificates and secured borrowings	$229,719	$636,774

Payable on Structured Program Borrowings

As of December 31, 2021 and 2020, the certificate participations and securities of certain consolidated VIEs held by third-party investors of $65.5 million and $152.8 million, respectively, are included in “Payable on Structured Program borrowings” on the Balance Sheet and were secured by “Other loans held for investment at fair value” and “Loans held for sale” of $62.7 million and $148.3 million and restricted cash of $11.2 million and $13.5 million, respectively.

Other Long-term Debt

The Company has subordinated notes with an outstanding amount of $15.3 million as of December 31, 2021. The subordinated notes are at a 6.5% fixed to floating rate and are due June 30, 2027. Fixed interest payments are due semiannually in arrears on June 30 and December 30. Subsequent to June 30, 2022, the rate resets quarterly at a rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 4.64%. The subordinated notes are junior in right to the repayment in full of all existing claims of creditors and depositors of the Company. The subordinated notes may be redeemed, in whole or in part, at par plus accrued unpaid interest after June 2022 at the option of the Company.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
14. Other Liabilities

Other liabilities consist of the following:

December 31,	2021	2020
Accounts payable and accrued expenses	$100,972	$46,885
Operating lease liabilities	91,588	94,538
Payable to investors	22,187	40,286
Other	89,204	62,842
Total other liabilities	$303,951	$244,551

15. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) were as follows:

Year Ended December 31,	2021
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$5,562	$—	$5,562
Other comprehensive income (loss)	$5,562	$—	$5,562

Year Ended December 31,	2020
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$2,044	$(5)	$2,049
Other comprehensive income (loss)	$2,044	$(5)	$2,049

Year Ended December 31,	2019
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on securities available for sale	$(526)	$216	$(742)
Other comprehensive income (loss)	$(526)	$216	$(742)

Accumulated other comprehensive income (loss) balances were as follows:

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(565)
Change in net unrealized gain (loss) on securities available for sale	2,049
Balance at December 31, 2020	$1,484
Change in net unrealized gain (loss) on securities available for sale	5,562
Balance at December 31, 2021	$7,046

16. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including RSUs, PBRSUs, cash awards and stock options to employees, officers and directors.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance was as follows:

December 31,	2021	2020
Available for future RSU, PBRSU and stock option grants	15,172,055	12,552,761
Unvested RSUs, PBRSUs and stock options outstanding	13,029,414	14,631,526
Available for ESPP	5,161,860	4,134,033
Total reserved for future issuance	33,363,329	31,318,320

Stock-based Compensation

Stock-based compensation expense was as follows for the periods presented:

Year Ended December 31,	2021	2020	2019
RSUs and PBRSUs	$66,552	$60,745	$70,772
Stock options	599	788	2,383
ESPP (1)	—	—	484
Total stock-based compensation expense	$67,151	$61,533	$73,639
(1)    Purchases through the Company’s employee stock purchase plan (ESPP) were suspended effective upon the completion of the offering period on May 10, 2019.

The Company capitalized $4.4 million, $5.1 million and $6.3 million of stock-based compensation expense associated with developing software for internal use during the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	11,395,112	$11.26
Granted	5,792,679	$14.39
Vested	(5,033,976)	$11.98
Forfeited/expired	(2,450,064)	$12.58
Unvested at December 31, 2021	9,703,751	$12.44

During the year ended December 31, 2021, the Company granted 5,792,679 RSUs with an aggregate fair value of $83.4 million.

As of December 31, 2021, there was $109.7 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.1 years.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Performance-based Restricted Stock Units

PBRSUs are restricted stock unit awards that are earned and eligible for vesting (if applicable) based upon the achievement of certain pre-established performance metrics over a specific performance period. The Company’s PBRSU awards have a separate market-based component and/or a performance-based component. Certain of the Company’s PBRSU awards have additional time-based vesting for any earned shares. With respect to PBRSU awards with market-based metrics, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metrics) and expensed over the performance and vesting period. With respect to PBRSU awards with performance-based metrics, the compensation expense of the award is set at the time of grant (assuming a target level of achievement), adjusted for actual performance during the performance period and expensed over the performance and vesting period.

The following table summarizes the activities for the Company’s PBRSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	1,441,311	$5.31
Granted	568,285	$22.54
Vested	(79,604)	$22.59
Forfeited/expired	(158,123)	$12.41
Unvested at December 31, 2021	1,771,869	$9.72

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $7.0 million, $2.8 million and $3.9 million in stock-based compensation expense related to PBRSUs, respectively.

As of December 31, 2021, there was $10.5 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.5 years.

Stock Options

The following table summarizes the activities for the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2020	1,795,116	$29.99
Granted	188,626	$5.32
Exercised	(264,826)	$9.22
Forfeited/Expired	(165,109)	$15.12
Outstanding at December 31, 2021	1,553,807	$32.12	3.06	$6,913
Exercisable at December 31, 2021	1,511,469	$32.87	2.96	$6,115
(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $24.18 as reported on the New York Stock Exchange on December 31, 2021.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
As part of the Acquisition, the Company granted service-based stock options to purchase 188,626 shares of common stock with a weighted-average exercise price of $5.32 per option share, a weighted-average grant date fair value of $6.25 per option share and an aggregate estimated fair value of $1.2 million.

The aggregate intrinsic value of options exercised was $5.1 million, $1.8 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total fair value of stock options vested for the years ended December 31, 2021, 2020 and 2019 was $0.3 million, $1.0 million and $2.8 million, respectively.

As of December 31, 2021, there was $38.0 thousand in unrecognized compensation cost related to outstanding stock options.

There were no stock options granted during the years ended December 31, 2020 and 2019.

17. Income Taxes

Income tax benefit consisted of the following for the periods shown below:

Year Ended December 31,	2021	2020	2019
Current:
Federal	$—	$(1)	$(141)
State	3,541	(78)	(60)
Total current tax expense (benefit)	$3,541	$(79)	$(201)

Deferred:
Federal	$(2,066)	$—	$—
State	(1,611)	—	—
Total deferred benefit	$(3,677)	$—	$—
Income tax benefit	$(136)	$(79)	$(201)

Income tax benefit for the year ended December 31, 2021 was primarily related to a tax benefit associated with the Acquisition, partially offset by income tax expense for state jurisdictions that limit net operating loss utilization. Income tax benefit for the year ended December 31, 2020 was primarily attributable to current state income taxes. Income tax benefit for the year ended December 31, 2019 was primarily attributable to the tax effects of unrealized gains recorded to other comprehensive income associated with the Company’s available for sale portfolio.

A reconciliation of the income taxes expected at the statutory federal income tax rate and income tax benefit is as follows:

Year Ended December 31,	2021	2020	2019
Tax at federal statutory rate	$3,873	$(39,399)	$(6,499)
State tax, net of federal tax benefit	1,524	(81)	(60)
Stock-based compensation expense	(11,839)	8,044	4,773
Research and development tax credits	(4,354)	(994)	(2,336)
Change in valuation allowance	7,867	29,728	(802)
Change in unrecognized tax benefit	2,177	497	1,168
Non-deductible expenses	742	2,278	3,250
Other	(126)	(152)	305
Income tax benefit	$(136)	$(79)	$(201)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The significant components of the Company’s deferred tax assets and liabilities were:

December 31,	2021	2020
Deferred tax assets:
Net operating loss (NOL) carryforwards	$144,510	$163,381
Allowance for loan and lease losses	41,170	—
Stock-based compensation	11,721	10,218
Reserves and accruals	13,051	15,652
Operating lease liabilities	25,807	28,032
Goodwill	14,737	17,375
Intangible assets	—	3,151
Tax credit carryforwards	19,339	18,215
Other	3,492	868
Total deferred tax assets	273,827	256,892
Valuation allowance	(223,367)	(211,228)
Deferred tax assets – net of valuation allowance	$50,460	$45,664

Deferred tax liabilities:
Internally developed software	$(17,431)	$(16,956)
Servicing fees	(2,452)	(2,780)
Operating lease assets	(21,614)	(22,048)
Leases	(6,961)	—
Intangible assets	(440)	—
Change in tax method	—	(1,769)
Other	(1,562)	(2,111)
Total deferred tax liabilities	$(50,460)	$(45,664)
Deferred tax asset (liability) – net	$—	$—

The Company continues to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2021 and 2020, the valuation allowance was $223.4 million and $211.2 million, respectively.

As of December 31, 2021, the Company had federal and state NOL carryforwards (prior to the application of statutory tax rates) of approximately $464.8 million and $620.0 million. Federal and state NOLs of approximately $211.6 million and $36.8 million carry forward indefinitely and the remainder start expiring in 2026 and 2025, respectively. Additionally, as of December 31, 2021, the Company had federal and state research and development credit carryforwards of $21.7 million and $15.8 million, respectively. The federal research credit carryforwards will expire beginning in 2026 and the state research credits may be carried forward indefinitely.

In general, a corporation’s ability to utilize its NOL and research and development credit carryforwards may be substantially limited due to the ownership change limitations as required by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The federal and state Section 382 and 383 limitations may limit the use of a portion of the Company’s domestic NOL and tax credit carryforwards. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Year Ended December 31,	2021	2020	2019
Beginning balance	$17,626	$15,998	$13,377
Gross increase for tax positions related to prior years	1,272	—	—
Gross increase for tax positions related to the current year	3,614	1,628	2,621
Ending balance	$22,512	$17,626	$15,998

If the unrecognized tax benefit as of December 31, 2021 is recognized, there will be no effect on the Company’s effective tax rate as the tax benefit would increase a deferred tax asset, which is currently offset with a full valuation allowance. As of December 31, 2021, the Company had no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2021, the Company’s federal tax returns for 2017 and earlier, and the state tax returns for 2016 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

18. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the year ended December 31, 2021, interest earned on Equipment Finance was $10.8 million and is included in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

December 31,	2021
Lease receivables	$122,927
Unguaranteed residual asset values	36,837
Unearned income	(10,989)
Deferred fees	380
Total	$149,155

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of December 31, 2021 were as follows:

2022	$43,907
2023	35,803
2024	27,374
2025	16,235
2026	9,084
Thereafter	4,382
Total lease payments	$136,785
Discount effect	(13,858)
Present value of future minimum lease payments	$122,927

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Lessee Arrangements

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of December 31, 2021, the lease agreements have remaining lease terms ranging from approximately one year to nine years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with remaining lease terms of less than one year. As of December 31, 2021, the Company pledged $0.9 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

The Company reviewed operating lease right-of-use (ROU) assets for impairment. For the year ended December 31, 2021, the Company recognized an impairment expense of $1.0 million on operating lease assets, included in “Occupancy expense.” For the year ended December 31, 2020, the Company recognized an impairment expense of $3.6 million on operating lease assets.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	December 31, 2021	December 31, 2020
Operating lease assets	Other assets	$77,316	$74,037
Operating lease liabilities (1)	Other liabilities	$91,588	$94,538
(1)    The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent.

Components of net lease costs were as follows:

		Year Ended December 31,
Net Lease Costs	Income Statement Classification	2021	2020	2019
Operating lease costs (1)	Occupancy	$(18,773)	$(17,346)	$(19,502)
Sublease revenue	Other non-interest income	6,149	6,146	4,637
Net lease costs		$(12,624)	$(11,200)	$(14,865)
(1)    Includes variable lease costs of $1.3 million, $1.5 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows:

Year Ended December 31,	2021	2020	2019
Non-cash operating activity:
Leased assets obtained in exchange for new and amended operating lease liabilities (1)	$12,914	$84	$15,277
(1)    Represents non-cash activity and, accordingly, is not reflected on the Consolidated Statements of Cash Flows. Amount includes noncash remeasurements of the operating lease ROU asset.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of December 31, 2021 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2022	$15,947	$(2,918)	$13,029
2023	12,465	—	12,465
2024	12,810	—	12,810
2025	13,163	—	13,163
2026	13,375	—	13,375
Thereafter	48,975	—	48,975
Total lease payments	$116,735	$(2,918)	$113,817
Discount effect	25,147
Present value of future minimum lease payments	$91,588

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	December 31, 2021
Weighted-average remaining lease term (in years)	8.43
Weighted-average discount rate	5.42%

19. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 18. Leases.”

Loan Repurchase Obligations

The Company is generally required to repurchase loans or interests therein in the event of identity theft or certain other types of fraud on the part of the borrower or education and patient service providers. The Company may also repurchase loans or interests therein in connection with certain customer accommodations. In connection with certain loan sales, the Company agreed to repurchase loans if representations and warranties made with respect to such loans were breached under certain circumstances. In the case of certain securitization transactions, the Company also agreed to repurchase or substitute loans for which a borrower failed to make the first payment due under a loan. The Company believes such provisions are customary and consistent with institutional loan and securitization market standards.

As a result of loan repurchase obligations, the Company repurchased $1.0 million, $3.3 million and $5.5 million in loans or interests therein during 2021, 2020 and 2019 respectively.

Unfunded Loan Commitments

As of December 31, 2021, the contractual amount of unfunded loan commitments was $110.8 million. See “Note 6. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Legal

The Company is subject to various claims brought in a litigation or regulatory context. These matters include lawsuits, including but not limited to, putative class action lawsuits and routine litigation matters arising in the ordinary course of business. In addition, the Company, and its business practices and compliance with licensing and other regulatory requirements, is subject to periodic exams, investigations, inquiries or requests, enforcement actions and other proceedings from federal and state regulatory agencies, including from the federal banking regulators that directly regulate the Company and/or LC Bank. The majority of these claims and proceedings relate to or arise from alleged state or federal law and regulatory violations, or are alleged commercial disputes or consumer complaints. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate or range of the reasonably possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

Regulatory Examinations and Actions Relating to the Company’s Business Practices and Licensing

The Company is and has been subject to periodic inquiries and enforcement actions brought by federal and state regulatory agencies relating to the Company’s business practices, the required licenses to operate its business, and its manner of operating in accordance with the requirements of its licenses and the regulatory framework applicable to its business.

The Company is routinely subject to examination for compliance with applicable laws and regulations in the states in which it is licensed. The Company is subject to examination by the New York Department of Financial Services (NYDFS) and other regulators. The Company periodically has discussions with various regulatory agencies regarding its business model and has engaged in similar discussions with the NYDFS. During the course of such discussions with the NYDFS, which remain ongoing, the Company decided to voluntarily comply with certain rules and regulations of the NYDFS while it was not a bank holding company operating a national bank.

In the past, the Company has successfully resolved such matters in a manner that was not material to its results of financial operations in any period and that did not materially limit the Company’s ability to conduct its business. However, no assurances can be given as to the timing, outcome or consequences of these matters or other similar matters if or as they arise.

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

Class Action Lawsuit Following Announcement of FTC Litigation

In May 2018, following the announcement of litigation by the FTC against the Company, putative shareholder class action litigation was filed in the U.S. District Court of the Northern District of California (Veal v. LendingClub Corporation et. al., No. 5:18-cv-02599) against the Company and certain of its current and former officers and directors alleging violations of federal securities laws in connection with the Company’s description of fees and compliance with federal privacy law in securities filings. On January 7, 2019, the lead plaintiffs filed a consolidated amended class action complaint which asserted the same causes of action as the original complaint and added additional allegations. That complaint was subsequently dismissed by the District Court with leave to amend. The lead plaintiffs filed a Second Amended Complaint on December 19, 2019, which modified and added certain allegations and dropped one of the former officer defendants as a defendant in the case, but otherwise advanced the same causes of action. On June 12, 2020, the District Court issued an order granting a motion to dismiss by the defendants without leave to amend, in part, and with leave to amend, in part. On July 27, 2020, the lead plaintiffs filed a notice with the District Court indicating their intention not to file a Third Amended Complaint and requesting that the District Court enter judgment. The District Court entered judgment and dismissed all claims in the case the same day. The lead plaintiffs appealed the judgment to the U.S. Court of Appeals for the Ninth Circuit (Veal et al. v. LendingClub Corporation, et al., No. 20-16603). The Court of Appeals held oral arguments for the appeal on September 2, 2021. On September 21, 2021, the Court of Appeals affirmed the District Court’s dismissal of all claims against the defendants and the period for the U.S. Supreme Court to grant certiorari expired in December 2021. Accordingly, this matter is now concluded.

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

Certain Financial Considerations Relating to Litigation and Investigations

The Company had $2.5 million and $21.6 million in accrued contingent liabilities as of December 31, 2021 and 2020, respectively. The decrease in accrued contingent liabilities was primarily due to the $18 million settlement with the FTC in 2021.

In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurance can be given as to the timing, outcome or consequences of any of these matters.

20. Regulatory Requirements

LendingClub and LC Bank are subject to comprehensive supervision, examination and enforcement, and regulation by the FRB and the Office of the Comptroller of the Currency (OCC), including generally similar capital adequacy requirements adopted by the FRB and the OCC, respectively. These requirements establish required minimum ratios for Common Equity Tier 1 (CET1) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The minimum capital requirements under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III) capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a Capital Conservation Buffer (CCB) of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums prescribed under the U.S. Basel III capital framework. In this regard, and unless otherwise directed by the FRB and the OCC, we have made commitments for the Company and LC Bank (until February 2024) to maintain a CET1 risk-based capital ratio of 11.0%, a Tier 1 risk-based capital ratio above 11.0%, a total risk-based capital ratio above 13.0%, and a Tier 1 leverage ratio of 11.0%.

The following table summarizes LC Bank’s regulatory capital amounts and ratios (in millions):

	LendingClub Bank		Required Minimum plus Required CCB for Non-Leverage Ratios
December 31, 2021	Amount	Ratio
CET1 capital (1)	$523.7	16.7%	7.0%
Tier 1 capital	$523.7	16.7%	8.5%
Total capital	$563.7	18.0%	10.5%
Tier 1 leverage	$523.7	14.3%	4.0%
Risk-weighted assets	$3,130.4	N/A	N/A
Quarterly adjusted average assets	$3,667.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table presents the regulatory capital and ratios of the Company (in millions):

	LendingClub		Required Minimum plus Required CCB for Non-Leverage Ratios
December 31, 2021	Amount	Ratio
CET1 capital (1)	$710.0	21.3%	7.0%
Tier 1 capital	$710.0	21.3%	8.5%
Total capital	$767.9	23.0%	10.5%
Tier 1 leverage	$710.0	16.5%	4.0%
Risk-weighted assets	$3,333.2	N/A	N/A
Quarterly adjusted average assets	$4,301.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. As permitted by the rule, the Company elected to delay the estimated impact of CECL on regulatory capital through 2021. As a result, a capital benefit of $35.5 million was included in the computation of the Company’s CET1 capital at December 31, 2021. Beginning on January 1, 2022, this benefit will be phased out over a three-year transition period at a rate of 25% each year through January 1, 2025.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At December 31, 2021, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since December 31, 2021 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. Additionally, under the OCC Operating Agreement, LC Bank is required to obtain a written determination of non-objection from the OCC before declaring any dividend. No dividends were declared by LC Bank in 2021.

Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. These covered transactions may not exceed 10% of the bank’s capital and surplus (which for this purpose represents tier 1 and tier 2 capital, as calculated under the risk-based capital rules, plus the balance of the ACL excluded from tier 2 capital) with any single nonbank affiliate and 20% of the bank’s capital and surplus with all its nonbank affiliates. Covered transactions that are extensions of credit may require collateral to be pledged to provide added security to the bank.

21. Other Non-interest Income and Other Non-interest Expense

Other non-interest income consists of the following:

Year Ended December 31,	2021	2020	2019
Referral revenue	$14,234	$5,011	$5,474
Realized losses on sales of securities available for sale and other investments	(93)	11	(8)
Other	13,078	8,420	8,365
Total other non-interest income	$27,219	$13,442	$13,831

Other non-interest expense consists of the following:

Year Ended December 31,	2021	2020	2019
Consumer credit services	$16,214	$13,229	$26,707
Other	45,044	34,533	37,370
Total other non-interest expense	$61,258	$47,762	$64,077

22. Segment Reporting

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Company’s chief executive officer and chief financial officer to allocate resources and evaluate financial performance. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LC Bank. Taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return. Differences between separate entity and consolidated tax returns are eliminated upon consolidation.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
LendingClub Bank

The LC Bank operating segment represents the national bank legal entity and reflects post-Acquisition operating activities. This segment provides a full complement of financial products and solutions, including loans, leases and deposits. It originates loans to individuals and businesses, retains loans for investment, sells loans to investors and manages relationships with deposit holders.

All of the Company’s revenue is generated in the United States. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

LendingClub Corporation (Parent Only)

The LendingClub Corporation (parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the Acquisition. This activity includes, but is not limited to, the purchase and sale of loans and issuances of education and patient finance loans that were originated by issuing bank partners.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Financial information for the segments is presented in the following table:

	LendingClub Bank	LendingClub Corporation (Parent only)			Intercompany Eliminations	Consolidated Total
	Eleven Months Ended December 31,	Year Ended December 31,			Eleven Months Ended December 31,	Year Ended December 31,
	2021	2021	2020	2019	2021	2021	2020	2019
Non-interest income:
Marketplace revenue	$462,821	$115,759	$245,314	$646,735	$—	$578,580	$245,314	$646,735
Other non-interest income	94,953	16,718	13,442	13,831	(84,452)	27,219	13,442	13,831
Total non-interest income	557,774	132,477	258,756	660,566	(84,452)	605,799	258,756	660,566

Interest income:
Interest income	210,739	82,093	209,694	345,345	—	292,832	209,694	345,345
Interest expense	(8,412)	(71,589)	(150,366)	(247,304)	—	(80,001)	(150,366)	(247,304)
Net interest income	202,327	10,504	59,328	98,041	—	212,831	59,328	98,041

Total net revenue	760,101	142,981	318,084	758,607	(84,452)	818,630	318,084	758,607

Reversal of (provision for) credit losses	(142,182)	3,382	(3,382)	—	—	(138,800)	(3,382)	—
Non-interest expense	(547,799)	(198,039)	(502,319)	(789,498)	84,452	(661,386)	(502,319)	(789,498)
Income (Loss) before income tax benefit (expense)	70,120	(51,676)	(187,617)	(30,891)	—	18,444	(187,617)	(30,891)
Income tax benefit (expense)	9,171	44,013	79	201	(53,048)	136	79	201
Consolidated net income (loss)	$79,291	$(7,663)	$(187,538)	$(30,690)	$(53,048)	$18,580	$(187,538)	$(30,690)
Capital expenditures	$32,602	$1,811	$31,147	$50,668	$—	$34,413	$31,147	$50,668
Depreciation and amortization	$4,569	$39,716	$54,030	$59,152	$—	$44,285	$54,030	$59,152

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Assets
Total cash and cash equivalents	$659,919	$—	$88,268	$524,963	$(61,061)	$—	$687,126	$524,963
Restricted cash	—	—	76,540	103,522	(80)	—	76,460	103,522
Securities available for sale at fair value	205,730	—	57,800	142,226	—	—	263,530	142,226
Loans held for sale	335,449	—	55,799	121,902	—	—	391,248	121,902
Loans and leases held for investment, net	2,754,737	—	—	—	—	—	2,754,737	—
Retail and certificate loans held for investment at fair value	—	—	229,719	636,686	—	—	229,719	636,686
Other loans held for investment at fair value	—	—	21,240	49,954	—	—	21,240	49,954
Property, equipment and software, net	36,424	—	61,572	96,641	—	—	97,996	96,641
Investment in subsidiary	—	—	557,577	—	(557,577)	—	—	—
Goodwill	75,717	—	—	—	—	—	75,717	—
Other assets	254,075	—	168,042	187,399	(119,571)	—	302,546	187,399
Total assets	4,322,051	—	1,316,557	1,863,293	(738,289)	—	4,900,319	1,863,293
Liabilities and Equity
Total deposits	3,196,929	—	—	—	(61,141)	—	3,135,788	—
Short-term borrowings	165	—	27,615	104,989	—	—	27,780	104,989
Advances from PPPLF	271,933	—	—	—	—	—	271,933	—
Retail notes, certificates and secured borrowings at fair value	—	—	229,719	636,774	—	—	229,719	636,774
Payable on Structured Program borrowings	—	—	65,451	152,808	—	—	65,451	152,808
Other long-term debt	—	—	15,455	—	—	—	15,455	—
Other liabilities	218,775	—	150,727	244,551	(65,551)	—	303,951	244,551
Total liabilities	3,687,802	—	488,967	1,139,122	(126,692)	—	4,050,077	1,139,122
Total equity	634,249	—	827,590	724,171	(611,597)	—	850,242	724,171
Total liabilities and equity	$4,322,051	$—	$1,316,557	$1,863,293	$(738,289)	$—	$4,900,319	$1,863,293

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
23. LendingClub Corporation – Parent Company-Only Financial Statements

Upon the Acquisition in 2021, the Company became a bank holding company and formed LC Bank. Prior to the Acquisition, the consolidated financial results of the Company were the LendingClub Corporation (Parent Company) financial results. See “Item 8. Financial Statements and Supplementary Data – Consolidated Financial Statements of LendingClub Corporation” for the 2020 and 2019 comparative results. Investment in the LC Bank subsidiary is accounted for by the Parent Company using the equity method for this presentation. Results of operations of the Parent Company’s bank subsidiary is therefore classified in the Parent Company’s investment in subsidiary account. VIEs in which the Parent Company is the primary beneficiary are included in the Parent Company-only financial statements.
Statement of Operations

Year Ended December 31,	2021
Non-interest income:
Marketplace revenue	$115,759
Other non-interest income	16,718
Total non-interest income	132,477

Interest income:
Interest on loans held for sale at fair value	11,025
Interest on retail and certificate loans held for investment at fair value	57,684
Interest on other loans held for investment at fair value	4,436
Interest on securities available for sale	8,922
Other interest income	26
Total interest income	82,093

Interest expense:
Interest on short-term borrowings	3,676
Interest on retail notes, certificates and secured borrowings	57,684
Interest on Structured Program borrowings	9,638
Interest on other long-term debt	591
Total interest expense	71,589

Net interest income	10,504

Total net revenue	142,981

Reversal of credit losses	(3,382)

Non-interest expense:
Compensation and benefits	31,010
Marketing	5,460
Equipment and software	2,459
Occupancy	17,751
Depreciation and amortization	39,716
Professional services	14,666
Other non-interest expense	86,977
Total non-interest expense	198,039

Loss before income tax benefit	(51,676)
Income tax benefit	44,013
Loss before undistributed earnings of subsidiary	(7,663)
Equity in undistributed earnings of subsidiary	79,291
Net income	$71,628

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
In accordance with federal laws and regulations, dividends paid by LC Bank to the Company are subject to certain restrictions. See “Note 20. Regulatory Requirements” for more information.

Statement of Comprehensive Income

Year Ended December 31,	2021
Net income	$71,628
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	9,153
Equity in other comprehensive loss of subsidiary	(2,619)
Other comprehensive income, net of tax	6,534
Total comprehensive income	$78,162

Balance Sheet

December 31,	2021
Assets
Cash and due from banks	$58,284
Interest-bearing deposits in banks	29,984
Total cash and cash equivalents	88,268
Restricted cash	76,540
Securities available for sale at fair value ($47,225 at amortized cost)	57,800
Loans held for sale at fair value	55,799
Retail and certificate loans held for investment at fair value	229,719
Other loans held for investment at fair value	21,240
Property, equipment and software, net	61,572
Investment in subsidiary	634,249
Other assets	168,042
Total assets	$1,393,229
Liabilities and Equity
Short-term borrowings	27,615
Retail notes, certificates and secured borrowings at fair value	229,719
Payable on Structured Program borrowings	65,451
Other long-term debt	15,455
Other liabilities	150,727
Total liabilities	488,967
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 101,043,924 shares issued and outstanding	1,010
Additional paid-in capital	1,609,820
Accumulated deficit	(714,586)
Accumulated other comprehensive income	8,018
Total equity	904,262
Total liabilities and equity	$1,393,229

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Statement of Cash Flows

Year Ended December 31,	2021
Cash Flows from Operating Activities:
Parent company net income	$71,628
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(79,291)
Income tax benefit	(44,013)
Net fair value adjustments	(5,936)
Reversal of credit losses	(3,382)
Change in fair value of loan servicing assets	37,138
Stock-based compensation, net	14,506
Depreciation, amortization, and accretion	39,935
Gain on sales of loans	(3,372)
Other, net	9,107
Net change to loans held for sale	90,609
Net change in operating assets and liabilities:
Other assets	(29,556)
Other liabilities	(95,737)
Net cash provided by operating activities	1,636
Cash Flows from Investing Activities:
Acquisition of company	(145,344)
Payments for investments in and advances to subsidiary	(250,001)
Cash received from Acquisition	658
Net change in loans and leases	1,360
Net decrease in retail and certificate loans	437,870
Proceeds from maturities and paydowns of securities available for sale	103,258
Purchases of property, equipment and software, net	(1,811)
Other investing activities	8,146
Net cash provided by investing activities	154,136
Cash Flows from Financing Activities:
Principal payments on Structured Program borrowings	(90,187)
Principal payments on retail notes and certificates	(438,032)
Principal payments on short-term borrowings	(81,935)
Other financing activities	(9,295)
Net cash used for financing activities	(619,449)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(463,677)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	628,485
Cash, Cash Equivalents and Restricted Cash, End of Period	$164,808

LENDINGCLUB CORPORATION
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2021, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 11, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 11, 2022

LENDINGCLUB CORPORATION
Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders (Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the 2021 fiscal year.

Item 11. Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Board of Directors and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Executive Compensation” and “Report of the Compensation Committee,” and is incorporated herein by reference.

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

LENDINGCLUB CORPORATION
PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report:

1.    Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Annual Report:

2.    Financial Statement Schedules

Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits

The documents listed in the Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein on the Exhibit Index immediately following the signature page of this Annual Report.

Item 16. Form 10-K Summary

None.

LENDINGCLUB CORPORATION
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2022

LENDINGCLUB CORPORATION

By:	/s/ Scott Sanborn
Scott Sanborn
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Sanborn and Thomas Casey, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

LENDINGCLUB CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Sanborn	Chief Executive Officer and Director	February 11, 2022
Scott Sanborn

/s/ Thomas W. Casey	Chief Financial Officer and Director	February 11, 2022
Thomas W. Casey

/s/ Fergal Stack	Principal Accounting Officer	February 11, 2022
Fergal Stack

/s/ Susan Athey	Director	February 11, 2022
Susan Athey

/s/ Allan Landon	Director	February 11, 2022
Allan Landon

/s/ Timothy J. Mayopoulos	Director	February 11, 2022
Timothy J. Mayopoulos

/s/ Patricia McCord	Director	February 11, 2022
Patricia McCord

/s/ John C. Morris	Director	February 11, 2022
John C. Morris

/s/ Erin Selleck	Director	February 11, 2022
Erin Selleck

/s/ Michael Zeisser	Director	February 11, 2022
Michael Zeisser

LENDINGCLUB CORPORATION
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 18, 2020, by and among LendingClub Corporation, Radius Bancorp, Inc. and SC Sub I, Inc.*	8-K	001-36771	2.1	February 19, 2020
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019	10-Q	001-36771	3.1	August 7, 2019
3.3	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
4.1	Form of Common Stock Certificate of LendingClub Corporation	10-Q	001-36771	4.1	November 6, 2019
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1, 2014
10.2	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	10-K	001-36771	10.2	February 19, 2020
10.3	2014 Equity Incentive Plan, and forms of award agreements thereunder	10-K	001-36771	10.3	March 11, 2021
10.4	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.5	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014
10.6	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	001-36771	10.31	May 5, 2015
10.7	Radius Bancorp, Inc. 2016 Omnibus Incentive Plan	S-8	333-255688	99.3	April 30, 2021
10.8	Amendment to 2020 Award Agreements Issued Under the 2014 Equity Incentive Plan	10-Q	001-36771	10.1	August 4, 2021
10.9	Non-Employee Director Compensation Policy	10-Q	001-36771	10.1	November 3, 2021
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

LENDINGCLUB CORPORATION

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101	The following financial information from LendingClub Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)
*    Certain schedules have been omitted and LendingClub agrees to furnish supplementally to the SEC a copy of any omitted exhibits and schedules upon request.