Form 10-Q
period 2022-03-31
LendingClub Corp
filed 2022-05-04
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 29, 2022, there were 102,194,037 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments)
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
LC Bank or LendingClub Bank	LendingClub Bank, National Association
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III capital framework
DCF	Discounted Cash Flow
EPS	Net Income (Loss) Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Condensed Consolidated Statements of Operations
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
Parent	LendingClub Corporation (the parent company of LendingClub Bank, National Association and other subsidiaries)
PPP Loans	Loans originated pursuant to the U.S. Small Business Administration’s Paycheck Protection Program
Radius	Radius Bancorp, Inc.
ROA	Return on Average Total Assets
ROE	Return on Average Equity
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Program transactions	Asset-backed securitization transactions and Certificate Program transactions (CLUB and Levered certificates), where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal whole loans.

Tier 1 Capital Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Tier 1 Leverage Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III capital framework.
Total Capital Ratio	Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as Tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Unsecured personal loans	Unsecured personal loans originated on the Company’s platforms, including an online direct to consumer platform and a platform connected with a network of education and patient finance providers.
VIE	Variable Interest Entity

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

Forward-looking Statements

This Quarterly Report on Form 10-Q (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements in this Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and the impact on our business. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

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
•the effects of natural disasters, public health crises, acts of war or terrorism and other external events on our customers and business, including the Ukrainian-Russian conflict;
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

LENDINGCLUB CORPORATION

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
•the potential impact of macro-economic developments, including recessions, inflation or other adverse circumstances;
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

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in our condensed consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the SEC that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$30,986	$35,670
Interest-bearing deposits in banks	1,022,239	651,456
Total cash and cash equivalents	1,053,225	687,126
Restricted cash (1)	60,507	76,460
Securities available for sale at fair value ($402,944 and $256,170 at amortized cost, respectively)	390,317	263,530
Loans held for sale (includes $156,730 and $142,370 at fair value, respectively) (1)	156,730	391,248
Loans and leases held for investment	3,422,296	2,899,126
Allowance for loan and lease losses	(187,985)	(144,389)
Loans and leases held for investment, net	3,234,311	2,754,737
Retail and certificate loans held for investment at fair value (1)	168,906	229,719
Other loans held for investment at fair value (1)	15,384	21,240
Property, equipment and software, net	111,503	97,996
Goodwill	75,717	75,717
Other assets (1)	307,825	302,546
Total assets	$5,574,425	$4,900,319
Liabilities and Equity
Deposits:
Interest-bearing	$3,715,847	$2,919,203
Noninterest-bearing	261,630	216,585
Total deposits	3,977,477	3,135,788
Short-term borrowings	13,188	27,780
Advances from Paycheck Protection Program Liquidity Facility (PPPLF)	193,371	271,933
Retail notes, certificates and secured borrowings at fair value (1)	168,906	229,719
Payable on Structured Program borrowings (1)	20,347	65,451
Other long-term debt	15,388	15,455
Other liabilities (1)	298,314	303,951
Total liabilities	4,686,991	4,050,077
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 102,194,037 and 101,043,924 shares issued and outstanding, respectively	1,022	1,010
Additional paid-in capital	1,576,147	1,559,616
Accumulated deficit	(676,594)	(717,430)
Accumulated other comprehensive income (loss)	(13,141)	7,046
Total equity	887,434	850,242
Total liabilities and equity	$5,574,425	$4,900,319
(1)    Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

The following table presents the assets and liabilities of consolidated VIEs, which are included in the Condensed Consolidated Balance Sheets (Balance Sheet) above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	March 31, 2022	December 31, 2021
Assets of consolidated VIEs, included in total assets above
Restricted cash	$9,602	$13,462
Loans held for sale at fair value	—	41,734
Retail and certificate loans held for investment at fair value	6,733	10,281
Other loans held for investment at fair value	15,014	20,929
Other assets	322	584
Total assets of consolidated VIEs	$31,671	$86,990
Liabilities of consolidated VIEs, included in total liabilities above
Retail notes, certificates and secured borrowings at fair value	$6,733	$10,281
Payable on Structured Program borrowings	20,347	65,451
Other liabilities	83	467
Total liabilities of consolidated VIEs	$27,163	$76,199

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Non-interest income:
Marketplace revenue	$179,966	$81,727
Other non-interest income	9,891	5,607
Total non-interest income	189,857	87,334

Interest income:
Interest on loans held for sale	7,450	5,157
Interest and fees on loans and leases held for investment	91,442	15,301
Interest on retail and certificate loans held for investment at fair value	6,969	20,262
Interest on other loans held for investment at fair value	593	1,479
Interest on securities available for sale	4,511	2,235
Other interest income	688	156
Total interest income	111,653	44,590

Interest expense:
Interest on deposits	3,438	1,014
Interest on short-term borrowings	435	1,264
Interest on retail notes, certificates and secured borrowings	6,969	20,262
Interest on Structured Program borrowings	764	3,208
Interest on other long-term debt	367	336
Total interest expense	11,973	26,084

Net interest income	99,680	18,506

Total net revenue	289,537	105,840

Provision for credit losses	52,509	21,493

Non-interest expense:
Compensation and benefits	81,610	64,420
Marketing	55,080	19,545
Equipment and software	11,046	7,893
Occupancy	6,019	6,900
Depreciation and amortization	11,039	11,766
Professional services	12,406	11,603
Other non-interest expense	14,004	12,125
Total non-interest expense	191,204	134,252

Income (Loss) before income tax benefit (expense)	45,824	(49,905)
Income tax benefit (expense)	(4,988)	2,821
Consolidated net income (loss)	$40,836	$(47,084)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Operations (Continued)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Consolidated net income (loss)	$40,836	$(47,084)
Net income (loss) per share: (1)
Basic EPS – common stockholders	$0.40	$(0.49)
Diluted EPS – common stockholders	$0.39	$(0.49)
Weighted-average common shares – Basic	101,493,561	92,666,169
Weighted-average common shares – Diluted	105,052,904	92,666,169

Basic EPS – preferred stockholders	$0.00	$(0.49)
Diluted EPS – preferred stockholders	$0.00	$(0.49)
Weighted-average common shares, as converted – Basic	—	2,648,758
Weighted-average common shares, as converted – Diluted	—	2,648,758
(1)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Net Income (Loss) Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Consolidated net income (loss)	$40,836	$(47,084)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	(19,987)	204
Other comprehensive income (loss), before tax	(19,987)	204
Income tax effect	200	—
Other comprehensive income (loss), net of tax	(20,187)	204
Total comprehensive income (loss)	$20,649	$(46,880)

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	—	$—	101,043,924	$1,010	$1,559,616	—	$—	$7,046	$(717,430)	$850,242
Stock-based compensation	—	—	—	—	17,187	—	—	—	—	17,187
Net issuances under equity incentive plans, net of tax (1)	—	—	1,150,113	12	(656)	—	—	—	—	(644)
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(20,187)	—	(20,187)
Net income	—	—	—	—	—	—	—	—	40,836	40,836
Balance at March 31, 2022	—	$—	102,194,037	$1,022	$1,576,147	—	$—	$(13,141)	$(676,594)	$887,434

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,000	$—	88,149,510	$881	$1,457,816	—	$—	$1,484	$(736,010)	$724,171
Stock-based compensation	—	—	—	—	15,765	—	—	—	—	15,765
Net issuances under equity incentive plans, net of tax (1)	—	—	1,017,502	10	(1,301)	4,251	(92)	—	—	(1,383)
Net issuances of stock related to acquisition (2)	—	—	3,761,114	38	41,424	—	—	—	—	41,462
Exchange of preferred stock for common stock	(43,000)	—	4,300,000	43	(43)	—	—	—	—	—
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	204	—	204
Net loss	—	—	—	—	—	—	—	—	(47,084)	(47,084)
Balance at March 31, 2021	—	$—	97,228,126	$972	$1,513,661	4,251	$(92)	$1,688	$(783,094)	$733,135

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187
Stock-based compensation	—	—	—	—	19,699	—	—	—	—	19,699
Net issuances under equity incentive plans, net of tax (1)	—	—	674,689	7	(4,623)	5,658	(71)	—	—	(4,687)
Issuance of preferred stock in exchange for common stock	195,628	2	(19,562,881)	(196)	(50,010)	—	—	—	—	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(20,362)	—	(20,362)
Net loss	—	—	—	—	—	—	—	—	(48,087)	(48,087)
Balance at March 31, 2020 (3)	195,628	$2	69,869,214	$699	$1,413,331	—	$—	$(20,927)	$(596,559)	$796,546
(1)    Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(2)    Stock issued as part of the consideration paid related to the Acquisition.
(3)    The first quarter of 2020 is presented to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2020-06. See “Note 1. Summary of Significant Accounting Policies” for additional information.
See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Consolidated net income (loss)	$40,836	$(47,084)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Net fair value adjustments	(15,249)	5,321
Provision for credit losses	52,509	21,493
Change in fair value of loan servicing assets	16,979	11,837
Accretion of loan deferred fees and costs(1)	(19,252)	(3,273)
Stock-based compensation, net	15,694	14,801
Depreciation and amortization(1)	11,039	11,766
Gain on sales of loans	(24,110)	(8,323)
Other, net(1)	1,559	5,505
Net change to loans held for sale	(29,601)	(42,786)
Net change in operating assets and liabilities:
Other assets	443	(10,290)
Other liabilities	(10,174)	(10,333)
Net cash provided by (used for) operating activities	40,673	(51,366)
Cash Flows from Investing Activities:
Acquisition of company	—	(145,344)
Cash received from acquisition	—	668,236
Net change in loans and leases	(258,829)	(502,387)
Net decrease in retail and certificate loans	64,280	138,288
Purchases of securities available for sale	(166,123)	(9,911)
Proceeds from sales of securities available for sale	—	106,192
Proceeds from maturities and paydowns of securities available for sale	24,990	34,239
Purchases of property, equipment and software, net	(21,575)	(6,365)
Other investing activities	(2,967)	4,960
Net cash (used for) provided by investing activities	(360,224)	287,908
Cash Flows from Financing Activities:
Net change in demand deposits and savings accounts	841,689	343,787
Repayment on PPPLF	(78,562)	(50,876)
Principal payments on retail notes and certificates	(64,358)	(138,376)
Principal payments on Structured Program borrowings	(9,356)	(22,391)
Principal payments on short-term borrowings	(14,732)	(24,908)
Other financing activities	(4,984)	(1,383)
Net cash provided by financing activities	669,697	105,853
Net Increase in Cash, Cash Equivalents and Restricted Cash	350,146	342,395
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	763,586	628,485
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,113,732	$970,880

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for interest	$10,223	$22,645
Cash paid for operating leases included in the measurement of lease liabilities	$4,895	$4,291
Non-cash investing and financing activity:
Net issuances of stock related to acquisition	$—	$41,462
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$36,072	$—
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,053,225	$687,126
Restricted cash	60,507	76,460
Total cash, cash equivalents and restricted cash	$1,113,732	$763,586

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

On February 1, 2021, LendingClub Corporation (LendingClub) completed the acquisition (the Acquisition) of Radius Bancorp, Inc. (Radius), whereby LendingClub became a bank holding company and formed LendingClub Bank, National Association (LC Bank) as its wholly-owned subsidiary. The Company operates the vast majority of its business through LC Bank, as a lender and originator of loans and as a regulated bank in the United States.

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

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report) filed on February 11, 2022.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three month period ended March 31, 2022.

Adoption of New Accounting Standards

The Company did not adopt any new accounting standards during the three month period ended March 31, 2022, except as noted below.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full or modified retrospective adoption for fiscal periods beginning after December 15, 2021. The Company adopted this ASU on January 1, 2022 under the full retrospective approach. As a result of the adoption, the deemed dividend recorded in the first quarter of 2020 related to the beneficial conversion feature of the convertible Series A Preferred Stock, was reclassified from Accumulated Deficit to Additional Paid-in Capital within Equity, as shown in the following table:

Three Months Ended March 31, 2020	Additional Paid-in Capital	Accumulated Deficit
Issuance of preferred stock in exchange for common stock, as originally reported	$194	$(50,204)
Adoption of ASU 2020-06	(50,204)	50,204
Issuance of preferred stock in exchange for common stock, as adjusted	$(50,010)	$—

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

In addition, since the beneficial conversion feature is no longer recorded as a deemed dividend the allocation of net income (loss) attributable to stockholders and the related Basic and Diluted net income (loss) per share (EPS) has been adjusted, as shown in the following table:

Three Months Ended March 31, 2020	Common Stock	Preferred Stock
Net income (loss) attributable to stockholders, as originally reported	$(95,444)	$47,357
Adoption of ASU 2020-06	48,750	(48,750)
Net loss attributable to stockholders, as adjusted	$(46,694)	$(1,393)

Basic and Diluted EPS, as originally reported	$(1.10)	$18.36
Adoption of ASU 2020-06	0.56	(18.90)
Basic and Diluted EPS, as adjusted	$(0.54)	$(0.54)

The adoption of this ASU did not impact the Company’s financial position and cash flows in the first quarter of 2020, nor did it change net loss reported in the period.

New Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which, if certain criteria are met, provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The provisions of the new standard may be adopted as of the beginning of the reporting period when the election is made until December 31, 2022. The Company is evaluating the impact of this ASU and does not expect it to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures. The Company has not elected an adoption date.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors that have adopted the CECL model and amends the guidance on “vintage disclosures” to require disclosure of current period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under Accounting Standards Codification 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The provisions of this standard are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this ASU.

2. Marketplace Revenue

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Gain (Loss) on Sales of Loans: In connection with loan sales, the Company recognizes a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing. Additionally, the Company recognizes transaction costs, if any, as a loss on sale of loans.

Net Fair Value Adjustments: The Company records fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended March 31,
	2022	2021
Origination fees	$122,093	$55,559
Servicing fees	18,514	23,166
Gain on sales of loans	24,110	8,323
Net fair value adjustments	15,249	(5,321)
Total marketplace revenue	$179,966	$81,727

3. Net Income (Loss) Per Share

The following table details the computation of the Company’s Basic and Diluted EPS of common stock and Series A Preferred Stock:

Three Months Ended March 31,	2022	2021
	Common Stock	Common Stock	Preferred Stock (1)
Basic EPS:
Net income (loss) attributable to stockholders	$40,836	$(45,776)	$(1,308)
Weighted-average common shares – Basic	101,493,561	92,666,169	2,648,758
Basic EPS	$0.40	$(0.49)	$(0.49)

Diluted EPS:
Net income (loss) attributable to stockholders	$40,836	$(45,776)	$(1,308)
Weighted-average common shares – Diluted	105,052,904	92,666,169	2,648,758
Diluted EPS	$0.39	$(0.49)	$(0.49)
(1)    Presented on an as-converted basis.

The following table summarizes the weighted-average common shares that were excluded from the Company’s Diluted EPS computation because their effect would have been anti-dilutive for the first quarter of 2021:

Preferred stock	2,648,758
RSUs and PBRSUs	1,468,191
Stock options	371,367
Total	4,488,316

There were no weighted-average common shares that were excluded from the Company’s Diluted EPS computation for the first quarter of 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, credit valuation allowance, and fair value of available for sale (AFS) securities were as follows:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$242,359	$—	$(15,224)	$227,135
U.S. agency securities	66,455	—	(4,530)	61,925
Commercial mortgage-backed securities	30,360	—	(1,942)	28,418
Other asset-backed securities	25,008	78	(489)	24,597
Asset-backed senior securities	21,868	36	—	21,904
CLUB Certificate asset-backed securities	10,016	3,418	—	13,434
Asset-backed subordinated securities	3,586	6,446	—	10,032
Municipal securities	3,292	—	(420)	2,872
Total securities available for sale (1)(2)	$402,944	$9,978	$(22,605)	$390,317

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$125,985	$—	$(2,286)	$123,699
Asset-backed senior securities	28,057	72	—	28,129
U.S. agency securities	26,902	1	(731)	26,172
Other asset-backed securities	26,112	151	(130)	26,133
Commercial mortgage-backed securities	26,649	1	(552)	26,098
CLUB Certificate asset-backed securities	15,049	3,236	—	18,285
Asset-backed subordinated securities	4,119	7,643	—	11,762
Municipal securities	3,297	—	(45)	3,252
Total securities available for sale (1)(2)	$256,170	$11,104	$(3,744)	$263,530
(1)    As of March 31, 2022 and December 31, 2021, $0.7 million and $13.3 million, respectively, of the asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company's obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    As of March 31, 2022 and December 31, 2021, includes $361.7 million and $236.8 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses for which a credit valuation allowance has not been recorded, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$190,822	$(11,168)	$36,313	$(4,056)	$227,135	$(15,224)
U.S. agency securities	49,880	(2,674)	9,045	(1,856)	58,925	(4,530)
Commercial mortgage-backed securities	12,823	(928)	12,609	(1,014)	25,432	(1,942)
Other asset-backed securities	16,552	(382)	2,743	(107)	19,295	(489)
Municipal securities	2,730	(404)	142	(16)	2,872	(420)
Total securities with unrealized losses(1)	$272,807	$(15,556)	$60,852	$(7,049)	$333,659	$(22,605)

	Less than 12 months		12 months or longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$123,668	$(2,286)	$—	$—	$123,668	$(2,286)
U.S. agency securities	24,175	(731)	—	—	24,175	(731)
Other asset-backed securities	13,224	(130)	—	—	13,224	(130)
Commercial mortgage-backed securities	25,927	(552)	—	—	25,927	(552)
Municipal securities	3,252	(45)	—	—	3,252	(45)
Total securities with unrealized losses(1)	$190,246	$(3,744)	$—	$—	$190,246	$(3,744)
(1)    The number of investment positions with unrealized losses at March 31, 2022 and December 31, 2021 totaled 206 and 145, respectively.

The following table presents the activity in the allowance for AFS securities, by major security type, during the first quarter of 2021:

Credit Valuation Allowance	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Balance at December 31, 2020	$(4,190)	$(14,546)	$(18,736)
Reversal of credit loss expense	188	2,282	2,470
Reversal of allowance arising from PCD financial assets	3,954	11,398	15,352
Balance at March 31, 2021	$(48)	$(866)	$(914)

There was no activity in the allowance for AFS securities during the first quarter of 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

March 31, 2022	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due after 5 years through 10 years:
U.S. agency residential mortgage-backed securities	$682	$643
Other asset-backed securities	923	936
Commercial mortgage-backed securities	4,136	3,778
U.S. agency securities	6,848	6,527
Municipal securities	627	562
Total due after 5 years through 10 years	13,216	12,446	2.00%
Due after 10 years:
U.S. agency residential mortgage-backed securities	241,677	226,492
Other asset-backed securities	24,085	23,661
Commercial mortgage-backed securities	26,224	24,640
U.S. agency securities	59,607	55,398
Municipal securities	2,665	2,310
Total due after 10 years	354,258	332,501	2.11%
Asset-backed securities related to Structured Program transactions	35,470	45,370	29.34%
Total securities available for sale	$402,944	$390,317	4.50%
(1)    The weighted-average yield is computed using the amortized cost at March 31, 2022.

Proceeds and gross realized gains and losses from AFS securities during the first quarter of 2021 were as follows:

Proceeds	$106,192
Gross realized gains	$708
Gross realized losses	$(952)

There were no sales of AFS securities during the first quarter of 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost, whereas loans initially classified as held for sale (HFS) are recorded at fair value. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Accrued interest within that caption related to loans and leases HFI was $17.0 million and $15.6 million as of March 31, 2022 and December 31, 2021, respectively.

Loans and Leases Held for Investment

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following tables present the components of each portfolio segment by class of financing receivable:

	March 31, 2022	December 31, 2021
Unsecured personal	$2,358,792	$1,804,578
Residential mortgages	169,117	151,362
Secured consumer	93,600	65,976
Total consumer loans held for investment	2,621,509	2,021,916
Equipment finance (1)	143,780	149,155
Commercial real estate	313,710	310,399
Commercial and industrial (2)	343,297	417,656
Total commercial loans and leases held for investment	800,787	877,210
Total loans and leases held for investment	3,422,296	2,899,126
Allowance for loan and lease losses	(187,985)	(144,389)
Loans and leases held for investment, net (3)	$3,234,311	$2,754,737
(1)    Comprised of sales-type leases for equipment. See “Note 16. Leases” for additional information.
(2)    Includes $185.0 million and $268.3 million of pledged loans under the Paycheck Protection Program (PPP) as of March 31, 2022 and December 31, 2021, respectively.
(3)    As of March 31, 2022 and December 31, 2021, the Company had $164.1 million and $149.2 million in loans pledged as collateral under the Federal Reserve Bank (FRB) Discount Window, respectively.

March 31, 2022	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$2,621,509	$173,857	$2,447,652	6.6%
Total commercial loans and leases held for investment (2)	800,787	14,128	786,659	1.8%
Total loans and leases held for investment (2)	$3,422,296	$187,985	$3,234,311	5.5%

December 31, 2021	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$2,021,916	$128,812	$1,893,104	6.4%
Total commercial loans and leases held for investment (2)	877,210	15,577	861,633	1.8%
Total loans and leases held for investment (2)	$2,899,126	$144,389	$2,754,737	5.0%
(1)    Calculated as the ratio of allowance for loan and lease losses (ALLL) to loans and leases HFI.
(2)    As of March 31, 2022, excluding the $185.0 million of PPP loans, the ALLL represented 2.3% of commercial loans and leases HFI and 5.8% of total loans and leases HFI. As of December 31, 2021, excluding $268.3 million of PPP loans, the ALLL represented 2.6% of commercial loans and leases HFI and 5.5% of total loans and leases HFI. PPP loans are guaranteed by the Small Business Administration (SBA) and, therefore, the Company determined no ACL is required on these loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended March 31,
	2022			2021
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$128,812	$15,577	$144,389	$—	$—	$—
Credit loss expense for loans and leases held for investment (1)	53,718	(1,490)	52,228	19,182	4,371	23,553
Initial allowance for PCD loans acquired during the period (2)	—	—	—	603	11,837	12,440
Charge-offs (3)	(9,017)	(72)	(9,089)	—	—	—
Recoveries	344	113	457	—	139	139
Allowance for loan and lease losses, end of period	$173,857	$14,128	$187,985	$19,785	$16,347	$36,132

Reserve for unfunded lending commitments, beginning of period	$—	$1,231	$1,231	$—	$—	$—
Credit loss expense for unfunded lending commitments	—	281	281	6	404	410
Reserve for unfunded lending commitments, end of period (4)	$—	$1,512	$1,512	$6	$404	$410
(1)    Includes $6.9 million of credit loss expense for Radius loans at Acquisition for the first quarter of 2021.
(2)    For acquired PCD loans, an ACL of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date for the first quarter of 2021. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, an ACL of $18.0 million included as part of the grossed-up loan balance at Acquisition was immediately written-off during the first quarter of 2021. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million for the first quarter of 2021.
(3)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(4)    Relates to $109.5 million and $98.3 million of unfunded commitments as of March 31, 2022 and 2021, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Consumer Lending Credit Quality Indicators

The Company evaluates the credit quality of its consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is based upon borrower payment activity relative to the contractual terms of the loan. The following tables present the classes of financing receivables within the consumer portfolio segment by credit quality indicator based on delinquency status and origination year:

March 31, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Within Revolving Period	Total
Unsecured personal
Current	$777,710	$1,566,687	$—	$—	$—	$—	$—	$2,344,397
30-59 days past due	617	5,902	—	—	—	—	—	6,519
60-89 days past due	—	4,783	—	—	—	—	—	4,783
90 or more days past due	—	3,093	—	—	—	—	—	3,093
Total unsecured personal	778,327	1,580,465	—	—	—	—	—	2,358,792
Residential mortgages
Current	4,730	60,715	34,104	24,031	5,024	38,573	1,264	168,441
30-59 days past due	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	92	—	92
90 or more days past due	—	—	—	—	—	584	—	584
Total residential mortgages	4,730	60,715	34,104	24,031	5,024	39,249	1,264	169,117
Secured consumer
Current	27,301	56,289	—	2,602	—	4,005	11	90,208
30-59 days past due	—	293	—	—	—	—	—	293
60-89 days past due	—	74	—	—	—	—	—	74
90 or more days past due	—	17	—	—	2,627	381	—	3,025
Total secured consumer	27,301	56,673	—	2,602	2,627	4,386	11	93,600
Total consumer loans held for investment	$810,358	$1,697,853	$34,104	$26,633	$7,651	$43,635	$1,275	$2,621,509

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

March 31, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Within Revolving Period	Total
Equipment finance
Pass	$6,913	$51,075	$33,129	$26,302	$14,550	$11,349	$—	$143,318
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	462	—	—	462
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	6,913	51,075	33,129	26,302	15,012	11,349	—	143,780
Commercial real estate
Pass	14,191	51,307	55,126	53,599	39,446	74,275	—	287,944
Special mention	—	—	8,458	—	1,362	2,265	—	12,085
Substandard	—	—	—	271	2,503	10,350	—	13,124
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	557	—	557
Total commercial real estate	14,191	51,307	63,584	53,870	43,311	87,447	—	313,710
Commercial and industrial
Pass	12,402	199,717	67,396	19,613	6,568	20,262	641	326,599
Special mention	—	200	2,257	2,287	171	1,243	—	6,158
Substandard	—	—	1,123	3,796	2,052	2,121	80	9,172
Doubtful	—	—	—	—	—	293	—	293
Loss	—	—	—	—	7	1,068	—	1,075
Total commercial and industrial (1)	12,402	199,917	70,776	25,696	8,798	24,987	721	343,297
Total commercial loans and leases held for investment	$33,506	$302,299	$167,489	$105,868	$67,121	$123,783	$721	$800,787
(1)    Includes $185.0 million of PPP loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Equipment finance
Pass	$52,440	$35,398	$26,918	$15,457	$6,184	$8,814	$—	$145,211
Special mention	1,531	—	1,810	—	—	—	—	3,341
Substandard	—	—	—	603	—	—	—	603
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	53,971	35,398	28,728	16,060	6,184	8,814	—	149,155
Commercial real estate
Pass	55,613	55,202	54,460	39,981	22,366	57,235	—	284,857
Special mention	—	8,397	—	1,366	1,018	7,242	—	18,023
Substandard	—	—	277	2,496	—	4,179	—	6,952
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	567	—	567
Total commercial real estate	55,613	63,599	54,737	43,843	23,384	69,223	—	310,399
Commercial and industrial
Pass	241,368	108,574	24,106	7,874	14,756	8,058	599	405,335
Special mention	—	—	2,207	463	1,467	40	—	4,177
Substandard	—	1,122	862	1,858	1,525	1,571	87	7,025
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	52	4	1,063	—	1,119
Total commercial and industrial (1)	241,368	109,696	27,175	10,247	17,752	10,732	686	417,656
Total commercial loans and leases held for investment	$350,952	$208,693	$110,640	$70,150	$47,320	$88,769	$686	$877,210
(1)    Includes $268.3 million of PPP loans.

The following tables present an analysis of the past due loans and leases HFI within the commercial portfolio segment:

March 31, 2022	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due
Equipment finance	$3,223	$—	$—	$3,223
Commercial real estate	—	104	600	704
Commercial and industrial (1)	—	3	1,361	1,364
Total commercial loans and leases held for investment	$3,223	$107	$1,961	$5,291

December 31, 2021	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due
Equipment finance	$—	$—	$—	$—
Commercial real estate	104	—	609	713
Commercial and industrial (1)	—	—	1,410	1,410
Total commercial loans and leases held for investment	$104	$—	$2,019	$2,123
(1)    Past due PPP loans are excluded from the tables.

Nonaccrual Assets

Nonaccrual loans and leases are those for which accrual of interest has been suspended. Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

believes that the probability of collection does not warrant further accrual, and are charged-off no later than 120 days past due.

The following table presents nonaccrual loans and leases:

	March 31, 2022		December 31, 2021
	Nonaccrual(1)	Nonaccrual with no related ACL(2)	Nonaccrual(1)	Nonaccrual with no related ACL(2)
Unsecured personal	$3,093	$—	$1,676	$—
Residential mortgages	875	875	1,373	1,373
Secured consumer	3,025	3,008	3,011	3,011
Total nonaccrual consumer loans held for investment	6,993	3,883	6,060	4,384

Equipment finance	462	—	603	—
Commercial real estate	1,079	975	989	989
Commercial and industrial	2,726	1,062	2,333	1,061
Total nonaccrual commercial loans and leases held for investment	4,267	2,037	3,925	2,050

Total nonaccrual loans and leases held for investment	$11,260	$5,920	$9,985	$6,434
(1)     Excluding PPP loans, there were no loans and leases that were 90 days or more past due and accruing as of both March 31, 2022 and December 31, 2021.
(2)     Subset of total nonaccrual loans and leases.

	March 31, 2022		December 31, 2021
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$6,993	0.27%	$6,060	0.30%
Total nonaccrual commercial loans and leases held for investment	4,267	0.53%	3,925	0.45%
Total nonaccrual loans and leases held for investment (2)	$11,260	0.33%	$9,985	0.34%
(1)     Calculated as the ratio of nonaccruing loans and leases to loans and leases HFI.
(2)     Nonaccruing loans and leases represented 0.35% and 0.38% of total loans and leases HFI, excluding PPP loans, as of March 31, 2022 and December 31, 2021, respectively.

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

Purchased Financial Assets with Credit Deterioration

Acquired loans are recorded at their fair value, which may result in the recognition of a discount or premium. In addition, the purchase price of PCD loans is grossed-up upon acquisition for the initial estimate of ACL. Subsequent changes to the ACLs are recorded as additions to or reversals of credit losses on the Condensed Consolidated Statements of Operations (Income Statement).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

There were no acquired PCD loans during the first quarter of 2022. Acquired PCD loans during the first quarter of 2021 were as follows:

Purchase price	$337,118
Allowance for expected credit losses (1)	30,378
Discount attributable to other factors	12,204
Par value	$379,700
(1)    For acquired PCD loans, an ACL of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date for the first quarter of 2021. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, an ACL of $18.0 million included as part of the grossed-up loan balance at acquisition was immediately written-off during the first quarter of 2021. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million for the first quarter of 2021.

6. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Balance Sheet for its transactions with consolidated and unconsolidated VIEs. Additionally, the assets and liabilities in the tables below exclude intercompany balances that eliminate in consolidation:

March 31, 2022	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$9,602	$—	$9,602
Securities available for sale at fair value	—	45,371	45,371
Retail and certificate loans held for investment at fair value	6,733	—	6,733
Other loans held for investment at fair value	15,014	—	15,014
Other assets	322	14,989	15,311
Total assets	$31,671	$60,360	$92,031
Liabilities
Retail notes, certificates and secured borrowings at fair value	$6,733	$—	$6,733
Payable on Structured Program borrowings	20,347	—	20,347
Other liabilities	83	—	83
Total liabilities	27,163	—	27,163
Total net assets	$4,508	$60,360	$64,868

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

The following tables present total unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary:

March 31, 2022	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Carrying value	$1,094,857	$45,371	$14,989	$60,360
Total exposure	N/A	$45,371	$14,989	$60,360

December 31, 2021	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Carrying value	$1,386,279	$58,177	$17,156	$75,333
Total exposure	N/A	$58,177	$17,156	$75,333
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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s financial statements:

Three Months Ended March 31,	2022		2021
	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts	Unconsolidated Trusts	Unconsolidated Certificate Program Trusts
Principal derecognized from loans securitized or sold	$—	$41,023	$—	$—
Net gains recognized from loans securitized or sold	$—	$259	$—	$—
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement	$—	$2,180	$—	$—
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$1,259	$1,846	$3,017	$4,918
Proceeds from sale of securities by consolidated VIE	$—	$5,320	$—	$—
Cash proceeds for interest received on senior securities and subordinated securities	$828	$1,867	$608	$1,258

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

As of March 31, 2022, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $1.0 billion, of which $25.5 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2021, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $1.3 billion, of which $35.0 million was attributable to off-balance sheet loans that were 31 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

March 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$156,730	$156,730
Retail and certificate loans held for investment at fair value	—	—	168,906	168,906
Other loans held for investment at fair value	—	—	15,384	15,384
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	227,135	—	227,135
U.S. agency securities	—	61,925	—	61,925
Asset-backed senior securities and subordinated securities	—	21,904	10,032	31,936
Commercial mortgage-backed securities	—	28,418	—	28,418
Other asset-backed securities	—	24,597	—	24,597
CLUB Certificate asset-backed securities	—	—	13,434	13,434
Municipal securities	—	2,872	—	2,872
Total securities available for sale	—	366,851	23,466	390,317
Servicing assets	—	—	72,112	72,112
Other assets	—	2,550	2,408	4,958
Total assets	$—	$369,401	$439,006	$808,407

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$168,906	$168,906
Payable on Structured Program borrowings	—	—	20,347	20,347
Other liabilities	—	—	10,024	10,024
Total liabilities	$—	$—	$199,277	$199,277

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$142,370	$142,370
Retail and certificate loans held for investment at fair value	—	—	229,719	229,719
Other loans held for investment at fair value	—	—	21,240	21,240
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	123,699	—	123,699
Asset-backed senior securities and subordinated securities	—	28,129	11,762	39,891
U.S. agency securities	—	26,172	—	26,172
Other asset-backed securities	—	26,133	—	26,133
Commercial mortgaged-backed securities	—	26,098	—	26,098
CLUB Certificate asset-backed securities	—	—	18,285	18,285
Municipal securities	—	3,252	—	3,252
Total securities available for sale	—	233,483	30,047	263,530
Servicing assets	—	—	67,726	67,726
Other assets	—	2,812	3,312	6,124
Total assets	$—	$236,295	$494,414	$730,709

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$229,719	$229,719
Payable on Structured Program borrowings	—	—	65,451	65,451
Other liabilities	—	—	12,911	12,911
Total liabilities	$—	$—	$308,081	$308,081

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first quarters of 2022 or 2021.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Held for Sale at Fair Value

As of both March 31, 2022 and December 31, 2021, the majority of loans HFS were sold shortly after origination and at committed prices. Therefore, the Company is generally not exposed to fair value fluctuations as a result of adverse changes in key assumptions.

Fair Value Reconciliation

The following tables present additional information about Level 3 loans HFS on a recurring basis:

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2021	$147,193	$(4,823)	$142,370
Originations and purchases	2,270,925	—	2,270,925
Sales	(2,247,648)	(10,053)	(2,257,701)
Principal payments and retirements	(12,286)	—	(12,286)
Charge-offs, net of recoveries	(532)	(518)	(1,050)
Change in fair value recorded in earnings	—	14,472	14,472
Balance at March 31, 2022	$157,652	$(922)	$156,730

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$132,600	$(10,698)	$121,902
Originations and purchases	941,945	(1,629)	940,316
Transfers to loans held for investment	(63)	—	(63)
Sales	(873,672)	7,037	(866,635)
Principal payments and retirements	(22,821)	—	(22,821)
Charge-offs, net of recoveries	(3,859)	3,186	(673)
Change in fair value recorded in earnings	—	(5,403)	(5,403)
Balance at March 31, 2021	$174,130	$(7,507)	$166,623

Retail and Certificate Loans and Related Notes, Certificates and Secured Borrowings

The Company does not assume principal or interest rate risk on loans that were funded by its member payment- dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. At March 31, 2022 and December 31, 2021, the DCF methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. Therefore, the fair value adjustments for retail loans held for investment were largely offset by the corresponding fair value adjustments due to the payment dependent design of the retail notes, certificates and secured borrowings.

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
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets relating to loans sold to investors:

	March 31, 2022			December 31, 2021
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.5%	16.4%	10.0%	7.5%	16.4%	10.0%
Net cumulative expected loss rates (1)	2.3%	26.8%	10.9%	2.4%	26.4%	10.2%
Cumulative expected prepayment rates (1)	32.1%	46.2%	39.8%	32.1%	45.9%	38.4%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
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

	March 31, 2022	December 31, 2021
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(9,852)	$(9,495)
Servicing rate decrease by 0.10%	$9,852	$9,495

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions:

	March 31, 2022	December 31, 2021
Fair value of Servicing Assets	$72,112	$67,726
Discount rates
100 basis point increase	$(594)	$(558)
200 basis point increase	$(1,187)	$(1,115)
Expected loss rates
10% adverse change	$(560)	$(693)
20% adverse change	$(1,121)	$(1,386)
Expected prepayment rates
10% adverse change	$(1,935)	$(2,401)
20% adverse change	$(3,870)	$(4,802)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis:

	Three Months Ended March 31,
	2022	2021
Fair value at beginning of period	$67,726	$56,347
Issuances (1)	22,365	7,235
Change in fair value, included in Marketplace revenue	(16,979)	(11,837)
Other net changes included in Deferred revenue	(1,000)	2,368
Fair value at end of period	$72,112	$54,113
(1)    Represents the gains or losses on sales of the related loans.

Financial Instruments, Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

March 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,234,311	$—	$—	$3,469,527	$3,469,527
Other assets	19,118	—	17,036	2,082	19,118
Total assets	$3,253,429	$—	$17,036	$3,471,609	$3,488,645
Liabilities:
Deposits (1)	$218,801	$—	$—	$218,801	$218,801
Short-term borrowings	13,188	—	12,417	771	13,188
Advances from PPPLF	193,371	—	—	193,371	193,371
Other long-term debt	15,388	—	—	15,388	15,388
Other liabilities	51,297	—	20,146	31,151	51,297
Total liabilities	$492,045	$—	$32,563	$459,482	$492,045
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale	$248,878	$—	$—	$251,101	$251,101
Loans and leases held for investment, net	2,754,737	—	—	2,964,691	2,964,691
Other assets	18,274	—	15,630	2,644	18,274
Total assets	$3,021,889	$—	$15,630	$3,218,436	$3,234,066
Liabilities:
Deposits (1)	$68,405	$—	$—	$68,405	$68,405
Short-term borrowings	27,780	—	17,595	10,185	27,780
Advances from PPPLF	271,933	—	—	271,933	271,933
Other long-term debt	15,455	—	—	15,455	15,455
Other liabilities	51,655	—	22,187	29,468	51,655
Total liabilities	$435,228	$—	$39,782	$395,446	$435,228
(1)    Excludes deposit liabilities with no defined or contractual maturities.

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	March 31, 2022	December 31, 2021
Software (1)	$143,174	$121,102
Leasehold improvements	37,284	37,347
Computer equipment	29,614	29,598
Furniture and fixtures	7,342	8,346
Total property, equipment and software	217,414	196,393
Accumulated depreciation and amortization	(105,911)	(98,397)
Total property, equipment and software, net	$111,503	$97,996
(1)     Includes $25.5 million and $14.7 million of development in progress for internally-developed software and $10.9 million and $2.5 million of development in progress to customize purchased software as of March 31, 2022 and December 31, 2021, respectively.

Depreciation and amortization expense on property, equipment and software was $9.5 million and $10.2 million for the first quarters of 2022 and 2021, respectively.

The Company recorded impairment expense on its internal-use software of $0.3 million for both of the first quarters of 2022 and 2021.

The Company records the above expenses in “Depreciation and amortization” expense on the Income Statement.

9. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both March 31, 2022 and December 31, 2021. The Company did not record any goodwill impairment expense for the first quarters of 2022 and 2021. Goodwill is not

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	March 31, 2022	December 31, 2021
Gross carrying value	$54,500	$54,500
Accumulated amortization	(34,614)	(33,319)
Net carrying value	$19,886	$21,181

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the first quarters of 2022 and 2021 was $1.3 million and $1.2 million, respectively. There was no impairment loss for the first quarters of 2022 and 2021.

The expected future amortization expense for intangible assets as of March 31, 2022, is as follows:

2022	$3,553
2023	4,198
2024	3,549
2025	2,901
2026	2,252
Thereafter	3,433
Total	$19,886

10. Other Assets

Other assets consist of the following:

	March 31, 2022	December 31, 2021
Operating lease assets	$74,882	$77,316
Servicing assets (1)	74,195	70,370
Nonmarketable equity investments	34,694	31,726
Intangible assets, net (2)	19,886	21,181
Other	104,168	101,953
Total other assets	$307,825	$302,546
(1)    Loans underlying servicing assets had a total outstanding principal balance of $10.7 billion and $10.3 billion as of March 31, 2022 and December 31, 2021, respectively.
(2)    See “Note 9. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

11. Deposits

Deposits consist of the following:

	March 31, 2022	December 31, 2021
Interest-bearing deposits:
Checking accounts	$2,108,231	$1,993,809
Savings and money market accounts	1,388,815	856,989
Certificates of deposit (1)	218,801	68,405
Total	$3,715,847	$2,919,203
Noninterest-bearing deposits	261,630	216,585
Total deposits	$3,977,477	$3,135,788
(1)    Includes $16.9 million and $14.0 million in denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand as of March 31, 2022 and December 31, 2021, respectively.

Total certificates of deposit at March 31, 2022 are scheduled to mature as follows:

2022	$46,338
2023	109,851
2024	61,050
2025	618
2026	944
Total certificates of deposit	$218,801

12. Short-term Borrowings and Long-term Debt

Short-term Borrowings:

Repurchase Agreements

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of March 31, 2022 and December 31, 2021, the Company had $13.2 million and $27.8 million in aggregate debt outstanding under its repurchase agreements, respectively, which is amortized over time through regular principal and interest payments collected from the pledged securities. At March 31, 2022, a majority of the Company’s repurchase agreements have contractual repurchase dates ranging from September 2022 to March 2028. These contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life of less than one year. At March 31, 2022 and December 31, 2021, the repurchase agreements bore interest rates ranging from 3.2% to 6.91% and 3.12% to 6.72%, respectively, which are either fixed or based on a benchmark of the weighted-average interest rate of the securities sold plus a spread. Underlying securities retained and pledged as collateral under repurchase agreements were $39.3 million and $50.5 million at March 31, 2022 and December 31, 2021, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Long-term Debt:

Advances from PPPLF

As of March 31, 2022 and December 31, 2021, outstanding PPPLF borrowings were $193.4 million and $271.9 million, respectively, and are collateralized by SBA PPP loans originated by the Company. The maturity date of the PPPLF borrowings matches the maturity date of the SBA PPP loans. When loans are forgiven by the SBA, the corresponding PPPLF advance is paid by the Company. The interest rate on the PPPLF borrowings is fixed at 0.35%.

Retail Notes, Certificates, and Secured Borrowings

The Company issued member payment-dependent notes, or retail notes, and certificates as a means to allow investors to invest in the corresponding loans. Investors were able to purchase these retail notes and certificates, where the cash flows to investors were dependent upon principal and interest payments made by borrowers of the underlying unsecured personal loans. As of December 31, 2020, LendingClub ceased offering and selling retail notes and certificates. The total balance of outstanding retail notes and certificates will continue to decline as underlying borrower payments are made. The Company does not assume principal or interest rate risk on loans that were funded by retail notes and certificates because loan balances, interest rates and maturities were matched and offset by an equal balance of notes and certificates with the exact same interest rates and maturities.

The following table provides the balances of retail notes, certificates and secured borrowings at fair value as of the periods presented:

	March 31, 2022	December 31, 2021
Retail notes	$162,171	$219,435
Certificates and secured borrowings	6,735	10,284
Total retail notes, certificates and secured borrowings	$168,906	$229,719

Payable on Structured Program Borrowings

As of March 31, 2022 and December 31, 2021, the certificate participations and securities of certain consolidated VIEs held by third-party investors of $20.3 million and $65.5 million, respectively, are included in “Payable on Structured Program borrowings” on the Balance Sheet and were secured by “Other loans held for investment at fair value” and “Loans held for sale” of $15.0 million and $62.7 million and restricted cash of $7.3 million and $11.2 million, respectively.

Other Long-term Debt

The Company has subordinated notes with an outstanding amount of $15.3 million as of both March 31, 2022 and December 31, 2021. The subordinated notes are at a 6.5% fixed to floating rate and are due June 30, 2027. Fixed interest payments are due semiannually in arrears on June 30 and December 30. Subsequent to June 30, 2022, the rate resets quarterly at a rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 4.64%. The subordinated notes are junior in right to the repayment in full of all existing claims of creditors and depositors of the Company. The subordinated notes may be redeemed, in whole or in part, at par plus accrued unpaid interest after June 2022 at the option of the Company.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

13. Other Liabilities

Other liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$92,737	$100,972
Operating lease liabilities	88,180	91,588
Payable to investors	20,146	22,187
Other	97,251	89,204
Total other liabilities	$298,314	$303,951

14. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including RSUs, PBRSUs, cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021
RSUs and PBRSUs	$15,674	$14,743
Stock options	20	450
Total stock-based compensation expense	$15,694	$15,193

The Company capitalized $1.7 million and $1.0 million of stock-based compensation expense associated with developing software for internal use during the first quarters of 2022 and 2021, respectively.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	9,703,751	$12.44
Granted	3,784,854	$14.24
Vested	(1,199,296)	$11.88
Forfeited/expired	(540,695)	$14.42
Unvested at March 31, 2022	11,748,614	$12.98

During the first quarter of 2022, the Company granted 3,784,854 RSUs with an aggregate fair value of $53.9 million.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the first quarters of 2022 and 2021, the Company recognized $13.8 million and $13.5 million in stock-based compensation expense related to RSUs, respectively.

As of March 31, 2022, there was $140.4 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.2 years.

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

The following table summarizes the activities for the Company’s PBRSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	1,771,869	$9.72
Granted	510,911	$8.26
Unvested at March 31, 2022	2,282,780	$9.40

During the first quarter of 2022, the Company granted 510,911 PBRSUs with an aggregate fair value of $4.2 million.

During the first quarters of 2022 and 2021, the Company recognized $1.9 million and $1.2 million in stock-based compensation expense related to PBRSUs, respectively.

As of March 31, 2022, there was $11.7 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.6 years.

15. Income Taxes

For the first quarter of 2022, the Company recorded an income tax expense of $5.0 million primarily related to income tax expense for state jurisdictions that limit net operating loss utilization. For the first quarter 2021, the Company recorded an income tax benefit of $2.8 million primarily related to changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the Acquisition.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

16. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the first quarters of 2022 and 2021, interest earned on Equipment Finance was $2.6 million and $1.9 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

	March 31, 2022	December 31, 2021
Lease receivables	$118,512	$122,927
Unguaranteed residual asset values	35,916	36,837
Unearned income	(11,206)	(10,989)
Deferred fees	558	380
Total	$143,780	$149,155

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of March 31, 2022 were as follows:

2022	$32,709
2023	36,881
2024	28,710
2025	17,570
2026	10,100
Thereafter	4,541
Total lease payments	$130,511
Discount effect	(11,999)
Present value of future minimum lease payments	$118,512

Lessee Arrangements

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of March 31, 2022, the lease agreements have remaining lease terms ranging from approximately two years to nine years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. In addition, the Company is the sublessor of a portion of its office space in San Francisco, with remaining lease terms of less than one year. As of March 31, 2022, the Company pledged $0.9 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

The Company reviewed operating lease right-of-use (ROU) assets for impairment. For the first quarter of 2021, the Company recognized an impairment expense of $1.0 million on operating lease assets, included in Occupancy expense on the Income Statement. The Company did not recognize an impairment expense during the first quarter of 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	March 31, 2022	December 31, 2021
Operating lease assets	Other assets	$74,882	$77,316
Operating lease liabilities (1)	Other liabilities	$88,180	$91,588
(1)    The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent.

Components of net lease costs were as follows:

		Three Months Ended March 31,
Net Lease Costs	Income Statement Classification	2022	2021
Operating lease costs (1)	Occupancy	$(4,480)	$(4,977)
Sublease revenue	Other non-interest income	1,537	1,537
Net lease costs		$(2,943)	$(3,440)
(1)    Includes variable lease costs of $0.4 million and $0.1 million for the first quarters of 2022 and 2021, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2022	2021
Non-cash operating activity:
Leased assets obtained in exchange for new and amended operating lease liabilities (1)	$—	$12,914
(1)    Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows. Amount includes noncash remeasurements of the operating lease ROU asset.

The Company’s future minimum undiscounted lease payments under operating leases and anticipated sublease revenue as of March 31, 2022 were as follows:

	Operating Lease Payments	Sublease Revenue	Net
2022	$11,135	$(1,229)	$9,906
2023	12,554	—	12,554
2024	12,810	—	12,810
2025	13,163	—	13,163
2026	13,375	—	13,375
Thereafter	48,975	—	48,975
Total lease payments	$112,012	$(1,229)	$110,783
Discount effect	(23,832)
Present value of future minimum lease payments	$88,180

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	March 31, 2022
Weighted-average remaining lease term (in years)	8.33
Weighted-average discount rate	5.43%

17. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 16. Leases.”

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

Unfunded Loan Commitments

As of March 31, 2022 and December 31, 2021, the contractual amount of unfunded loan commitments was $109.5 million and $110.8 million, respectively. See “Note 5. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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

Putative Class Actions

In February 2020, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California (Erceg v. LendingClub Corporation, No. 4:20-cv-01153). The lawsuit alleged violations of California and Massachusetts law based on allegations that the Company recorded a call with plaintiff without notifying him that it would be recorded. Plaintiff sought to represent a purported class of similarly situated individuals who had phone calls recorded by the Company without their knowledge and consent. The Company filed a motion to dismiss certain of plaintiff’s claims, strike nationwide class allegations, and, alternatively, to stay the litigation. Rather than oppose that motion, plaintiff filed an amended complaint. The Company again filed a motion to stay, or alternatively to dismiss certain of the claims in the amended complaint and to strike nationwide class allegations. That motion was heard by the Court on July 9, 2020. On July 28, 2020, the Court entered an order granting the Company’s motion to stay plaintiff’s California claims pending a decision by the California Supreme Court in a case involving the California Invasion of Privacy Act (Smith v. LoanMe, Inc.), dismissing with prejudice plaintiff’s claim under Massachusetts law, and denying the Company’s motion to strike plaintiff’s nationwide class allegations. In April 2021, the California Supreme Court issued a decision in the LoanMe case in a manner that permitted plaintiff’s claims in the Company’s case to continue. The Company then filed its answer to plaintiff’s complaint and discovery began. The parties have since reached a settlement, the terms of which are not material to the Company. This matter is now concluded.

In February 2021, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Southern District of Texas (Bradford v. Lending Club Corporation, No. 4:21-cv-00588). The lawsuit asserted a cause of action under the Fair Credit Reporting Act (FCRA) based on allegations that the Company obtained plaintiff’s credit report without his consent or authorization and without a permissible purpose under the FCRA. Plaintiff sought to represent a class of allegedly similarly situated persons in the case and sought monetary, injunctive, and declaratory relief, among other relief. Plaintiff amended the complaint to assert additional allegations regarding the Company’s purported requests for plaintiff’s credit report from another credit reporting agency. The Company has since filed its answer to plaintiff’s complaint and discovery began. The Court scheduled this matter for trial in September 2022. The parties have since reached a settlement, the terms of which are not material to the Company. This matter is now concluded.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Certain Financial Considerations Relating to Litigation and Investigations

The Company had $2.5 million in accrued contingent liabilities at both March 31, 2022 and December 31, 2021.

In addition to the foregoing, the Company is subject to, and may continue to be subject to, legal proceedings and regulatory actions in the ordinary course of business. No assurances can be given as to the timing, outcome or consequences of any of these matters.

18. Regulatory Requirements

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

The following table summarizes LC Bank’s regulatory capital amounts and ratios (in millions):

LendingClub Bank	March 31, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$577.6	16.0%	$523.7	16.7%	7.0%
Tier 1 capital	$577.6	16.0%	$523.7	16.7%	8.5%
Total capital	$623.8	17.3%	$563.7	18.0%	10.5%
Tier 1 leverage	$577.6	13.2%	$523.7	14.3%	4.0%
Risk-weighted assets	$3,606.6	N/A	$3,130.4	N/A	N/A
Quarterly adjusted average assets	$4,379.8	N/A	$3,667.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the regulatory capital and ratios of the Company (in millions):

LendingClub	March 31, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$756.0	20.6%	$710.0	21.3%	7.0%
Tier 1 capital	$756.0	20.6%	$710.0	21.3%	8.5%
Total capital	$818.7	22.3%	$767.9	23.0%	10.5%
Tier 1 leverage	$756.0	15.6%	$710.0	16.5%	4.0%
Risk-weighted assets	$3,668.1	N/A	$3,333.2	N/A	N/A
Quarterly adjusted average assets	$4,859.8	N/A	$4,301.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. As permitted by the rule, the Company elected to delay the estimated impact of CECL on regulatory capital, resulting in a CET1 capital benefit of $35.5 million at December 31, 2021. This benefit is phased out over a three-year transition period that commenced on January 1, 2022 at a rate of 25% each year through January 1, 2025. Accordingly, the capital benefit included in CET1 capital was reduced to $26.7 million at March 31, 2022.

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At March 31, 2022 and December 31, 2021, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since March 31, 2022 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. Additionally, under the OCC Operating Agreement, LC Bank is required to obtain a written determination of non-objection from the OCC before declaring any dividend. No dividends were declared by LC Bank during the first quarters of 2022 and 2021.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

19. Other Non-interest Income and Non-interest Expense
Other non-interest income consists of the following:

	Three Months Ended March 31,
	2022	2021
Referral revenue	$3,691	$2,594
Realized gains (losses) on sales of securities available for sale and other investments	36	(244)
Other	6,164	3,257
Total other non-interest income	$9,891	$5,607

Other non-interest expense consists of the following:

	Three Months Ended March 31,
	2022	2021
Consumer credit services	$5,524	$3,292
Other	8,480	8,833
Total other non-interest expense	$14,004	$12,125

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

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the Acquisition. This activity includes, but is not limited to, servicing fee revenue for loans serviced prior to the Acquisition, and interest income and interest expense related to the Retail Program and Structured Program transactions.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended March 31,	Two Months Ended March 31,	Three Months Ended March 31,		Three Months Ended March 31,	Two Months Ended March 31,	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$164,835	$36,062	$15,131	$45,665	$—	$—	$179,966	$81,727
Other non-interest income	19,498	19,700	4,223	4,098	(13,830)	(18,191)	9,891	5,607
Total non-interest income	184,333	55,762	19,354	49,763	(13,830)	(18,191)	189,857	87,334

Interest income:
Interest income	99,823	17,498	11,830	27,092	—	—	111,653	44,590
Interest expense	(3,644)	(1,247)	(8,329)	(24,837)	—	—	(11,973)	(26,084)
Net interest income	96,179	16,251	3,501	2,255	—	—	99,680	18,506

Total net revenue	280,512	72,013	22,855	52,018	(13,830)	(18,191)	289,537	105,840

(Provision for) reversal of credit losses	(52,509)	(23,963)	—	2,470	—	—	(52,509)	(21,493)
Non-interest expense	(178,459)	(75,499)	(26,575)	(76,944)	13,830	18,191	(191,204)	(134,252)
Income (Loss) before income tax benefit (expense)	49,544	(27,449)	(3,720)	(22,456)	—	—	45,824	(49,905)
Income tax benefit (expense)	(12,355)	23	17,727	2,292	(10,360)	506	(4,988)	2,821
Consolidated net income (loss)	$37,189	$(27,426)	$14,007	$(20,164)	$(10,360)	$506	$40,836	$(47,084)
Capital expenditures	$21,575	$4,554	$—	$1,811	$—	$—	$21,575	$6,365
Depreciation and amortization	$3,500	$616	$7,539	$11,150	$—	$—	$11,039	$11,766

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Assets
Total cash and cash equivalents	$1,014,464	$659,919	$119,711	$88,268	$(80,950)	$(61,061)	$1,053,225	$687,126
Restricted cash	—	—	64,165	76,540	(3,658)	(80)	60,507	76,460
Securities available for sale at fair value	345,964	205,730	44,353	57,800	—	—	390,317	263,530
Loans held for sale	145,117	335,449	11,613	55,799	—	—	156,730	391,248
Loans and leases held for investment, net	3,234,311	2,754,737	—	—	—	—	3,234,311	2,754,737
Retail and certificate loans held for investment at fair value	—	—	168,906	229,719	—	—	168,906	229,719
Other loans held for investment at fair value	—	—	15,384	21,240	—	—	15,384	21,240
Property, equipment and software, net	57,482	36,424	54,021	61,572	—	—	111,503	97,996
Investment in subsidiary	—	—	591,051	557,577	(591,051)	(557,577)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	292,043	254,075	149,099	168,042	(133,317)	(119,571)	307,825	302,546
Total assets	5,165,098	4,322,051	1,218,303	1,316,557	(808,976)	(738,289)	5,574,425	4,900,319
Liabilities and Equity
Total deposits	4,062,084	3,196,929	—	—	(84,607)	(61,141)	3,977,477	3,135,788
Short-term borrowings	164	165	13,024	27,615	—	—	13,188	27,780
Advances from PPPLF	193,371	271,933	—	—	—	—	193,371	271,933
Retail notes, certificates and secured borrowings at fair value	—	—	168,906	229,719	—	—	168,906	229,719
Payable on Structured Program borrowings	—	—	20,347	65,451	—	—	20,347	65,451
Other long-term debt	—	—	15,388	15,455	—	—	15,388	15,455
Other liabilities	218,365	218,775	143,701	150,727	(63,752)	(65,551)	298,314	303,951
Total liabilities	4,473,984	3,687,802	361,366	488,967	(148,359)	(126,692)	4,686,991	4,050,077
Total equity	691,114	634,249	856,937	827,590	(660,617)	(611,597)	887,434	850,242
Total liabilities and equity	$5,165,098	$4,322,051	$1,218,303	$1,316,557	$(808,976)	$(738,289)	$5,574,425	$4,900,319

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report) as modified by “Part II – Item 1A. Risk Factors” in this Report. The forward-looking statements included in this Report are made only as of the date hereof.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Overview

LendingClub is America’s leading digital marketplace bank. The Company was founded in 2006 and brought a traditional credit product – the installment loan – into the digital age by leveraging technology, data science, and a unique marketplace model. In doing so, we became one of the largest providers of unsecured personal loans in the United States. In February 2021, LendingClub completed the acquisition (the Acquisition) of an award-winning digital bank, Radius, becoming a bank holding company and forming LC Bank as its wholly-owned subsidiary. We operate the vast majority of our business through LC Bank, as a lender and originator of loans and as a regulated bank in the United States.

Executive Summary

•Loan originations: Total loan originations for the first quarter of 2022 were $3.2 billion, improving 117% year-over-year and 5% sequentially. The increase was primarily driven by the growth in unsecured personal loan origination volume.

•Total net revenue: Total net revenue for the first quarter of 2022 was $289.5 million, improving 174% year-over-year and 10% sequentially, outpacing origination growth of 117% and 5%, respectively. The increase was primarily due to the growth in marketplace revenue and increased net interest income.
◦Marketplace revenue: Marketplace revenue for the first quarter of 2022 was $180.0 million, improving 120% year-over-year and 6% sequentially. The increase was primarily driven by a higher volume of marketplace loans sold.
◦Net interest income: Net interest income for the first quarter of 2022 was $99.7 million, improving 439% year-over-year and 20% sequentially. The increase was primarily due to an increase in unsecured personal loans retained in current and prior periods as held for investment (HFI).

•Provision for credit losses: Provision for credit losses for the first quarter of 2022 was $52.5 million, increasing 144% year-over-year and 16% sequentially. The increase was primarily due to an increase in unsecured personal loans retained as HFI.

•Total non-interest expense: Total non-interest expense for the first quarter of 2022 was $191.2 million, increasing 42% year-over-year and 2% sequentially. The increase was primarily driven by an increase in variable marketing expenses based on higher origination volume.

•Consolidated net income: Consolidated net income for the first quarter of 2022 was $40.8 million, improving by $87.9 million year-over-year and 40% sequentially.

•Loans and leases held for investment: Loans and leases held for investment, net of allowance for loan and lease losses, were $3.2 billion at March 31, 2022, growing 56% year-over-year and 17% sequentially.

•Deposits: Total deposits at March 31, 2022 were $4.0 billion, growing 68% year-over-year and 27% sequentially, supporting growth in loans HFI.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Non-interest income	$189,857	$179,111	$87,334
Net interest income	$99,680	$83,132	$18,506
Total net revenue	$289,537	$262,243	$105,840

Consolidated net income (loss)	$40,836	$29,108	$(47,084)

Basic EPS	$0.40	$0.29	$(0.49)
Diluted EPS	$0.39	$0.27	$(0.49)

LendingClub Bank Performance Metrics:
Efficiency ratio (1)	63.6%	69.5%	104.8%
Return on average equity (ROE)	22.5%	21.7%	N/A
Return on average total assets (ROA)	3.1%	3.1%	N/A

LendingClub Bank Capital Ratios:
CET1 1 Capital Ratio	16.0%	16.7%	20.9%
Tier 1 Leverage Ratio	13.2%	14.3%	12.9%

Consolidated LendingClub Corporation Performance Metrics:
Net interest margin	8.3%	7.6%	1.8%
Efficiency ratio (1)	66.0%	71.8%	126.8%
Return on average equity (ROE)	18.7%	14.1%	N/A
Return on average total assets (ROA)	3.1%	2.4%	N/A
Marketing as a % of loan originations	1.7%	1.7%	1.3%

Loan Originations (in millions):
Marketplace loans	$2,360	$2,308	$1,139
Loan originations held for investment	856	761	344
Total loan originations	$3,217	$3,069	$1,483

AUM (in millions) (2)	$13,341	$12,463	$10,271
N/A – Not applicable
(1)    Calculated as the ratio of non-interest expense to total net revenue.
(2)    Assets under management (AUM) reflects loans serviced on our platform, which includes outstanding balances of unsecured personal loans, auto refinance loans and education and patient finance loans serviced for others and retained for investment by the Company.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of the Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Balance Sheet Data:
Loans and leases held for investment, net, excluding PPP loans	$3,049,325	$2,486,440	$1,414,900
PPP loans	$184,986	$268,297	$664,400
Total loans and leases held for investment, net	$3,234,311	$2,754,737	$2,079,300
Total assets	$5,574,425	$4,900,319	$4,491,089
Total deposits	$3,977,477	$3,135,788	$2,373,437
Total liabilities	$4,686,991	$4,050,077	$3,757,954
Total equity	$887,434	$850,242	$733,135

Allowance Ratios:
ALLL to total loans and leases held for investment	5.5%	5.0%	1.7%
ALLL to total loans and leases held for investment, excluding PPP loans	5.8%	5.5%	2.5%
ALLL to consumer loans and leases held for investment	6.6%	6.4%	2.3%
ALLL to commercial loans and leases held for investment	1.8%	1.8%	1.3%
ALLL to commercial loans and leases held for investment, excluding PPP loans	2.3%	2.6%	1.7%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Operations (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	March 31, 2022	December 31, 2021	March 31, 2021	Q1 2022 vs Q1 2021	Q1 2022 vs Q4 2021
Non-interest income:
Marketplace revenue	$179,966	$170,562	$81,727	120%	6%
Other non-interest income	9,891	8,549	5,607	76%	16%
Total non-interest income	189,857	179,111	87,334	117%	6%

Interest income:
Interest on loans held for sale	7,450	7,153	5,157	44%	4%
Interest and fees on loans and leases held for investment	91,442	76,964	15,301	498%	19%
Interest on retail and certificate loans held for investment at fair value	6,969	9,236	20,262	(66)%	(25)%
Interest on other loans held for investment at fair value	593	762	1,479	(60)%	(22)%
Interest on securities available for sale	4,511	3,071	2,235	102%	47%
Other	688	469	156	N/M	47%
Total interest income	111,653	97,655	44,590	150%	14%

Interest expense:
Interest on deposits	3,438	2,616	1,014	239%	31%
Interest on short-term borrowings	435	561	1,264	(66)%	(22)%
Interest on retail notes, certificates and secured borrowings	6,969	9,236	20,262	(66)%	(25)%
Interest on Structured Program borrowings	764	1,642	3,208	(76)%	(53)%
Interest on other long-term debt	367	468	336	9%	(22)%
Total interest expense	11,973	14,523	26,084	(54)%	(18)%

Net interest income	99,680	83,132	18,506	439%	20%

Total net revenue	289,537	262,243	105,840	174%	10%

Provision for credit losses	52,509	45,149	21,493	144%	16%

Non-interest expense:
Compensation and benefits	81,610	78,741	64,420	27%	4%
Marketing	55,080	50,708	19,545	182%	9%
Equipment and software	11,046	12,019	7,893	40%	(8)%
Occupancy	6,019	4,706	6,900	(13)%	28%
Depreciation and amortization	11,039	10,462	11,766	(6)%	6%
Professional services	12,406	12,699	11,603	7%	(2)%
Other non-interest expense	14,004	18,885	12,125	15%	(26)%
Total non-interest expense	191,204	188,220	134,252	42%	2%

Income (Loss) before income tax benefit (expense)	45,824	28,874	(49,905)	N/M	59%
Income tax benefit (expense)	(4,988)	234	2,821	N/M	N/M
Consolidated net income (loss)	$40,836	$29,108	$(47,084)	N/M	40%

The analysis below is presented for the following periods: First quarter of 2022 compared to the first quarter of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
2021 (Quarter Over Quarter) and first quarter of 2022 compared to the fourth quarter of 2021 (Sequential). As a result of the timing of the Company’s acquisition of Radius on February 1, 2021, our results of operations discussed below for the three month period ended March 31, 2021 only reflect the revenue and expenses generated by LendingClub Bank for two months of such period.

Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	March 31, 2022	December 31, 2021	March 31, 2021	Q1 2022 vs Q1 2021	Q1 2022 vs Q4 2021
Origination fees	$122,093	$118,353	$55,559	120%	3%
Servicing fees	18,514	20,940	23,166	(20)%	(12)%
Gain on sales of loans	24,110	20,569	8,323	190%	17%
Net fair value adjustments	15,249	10,700	(5,321)	N/M	43%
Total marketplace revenue	$179,966	$170,562	$81,727	120%	6%

Origination Fees

Origination fees recorded as a component of marketplace revenue are primarily fees earned related to originating and issuing unsecured personal loans that are held for sale. In addition, origination fees include transaction fees that were paid to us by issuing bank partners or education and patient service providers for the work performed in facilitating the origination of loans by the issuing banks. Following the Acquisition, LC Bank became the originator and lender for all unsecured personal and auto refinance loans and the majority of education and patient finance loans.

The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Marketplace loans	$2,360,238	$2,307,601	$1,138,736
Loan originations held for investment	856,312	761,455	344,414
Total loan originations	$3,216,550	$3,069,056	$1,483,150
Origination fees were $122.1 million and $55.6 million for the first quarters of 2022 and 2021, respectively, an increase of 120%. The increase was due to higher origination volume of marketplace loans. Loan origination volume of marketplace loans increased to $2.4 billion for the first quarter of 2022 compared to $1.1 billion for the first quarter of 2021, an increase of 107%.

Origination fees were $122.1 million and $118.4 million for the first quarter of 2022 and fourth quarter of 2021, respectively, an increase of 3%. The increase was due to higher origination volume of marketplace loans. Loan origination volume of marketplace loans increased to $2.4 billion for the first quarter of 2022 compared to $2.3 billion for the fourth quarter of 2021, an increase of 2%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Servicing Fees

We receive servicing fees to compensate us for servicing loans on behalf of investors, including managing payments from borrowers, collections and payments to those investors. Servicing fee revenue related to loans sold also includes the change in fair value of servicing assets associated with the loans.

The table below illustrates AUM serviced on our platform by the method in which the loans were financed. Loans sold and subsequently serviced on behalf of the investor represent a key driver of our servicing fee revenue.

	Three Months Ended			Change (%)
	March 31, 2022	December 31, 2021	March 31, 2021	Q1 2022 vs Q1 2021	Q1 2022 vs Q4 2021
AUM (in millions):
Loans sold	$10,475	$10,124	$9,185	14%	3%
Loans held by LendingClub Bank	2,669	2,026	399	N/M	32%
Retail notes, certificates and secured borrowings	175	238	537	(67)%	(26)%
Other loans invested in by the Company	22	75	150	(85)%	(71)%
Total	$13,341	$12,463	$10,271	30%	7%

In addition to the loans serviced on our marketplace platform, we earned servicing fee revenue on $197.4 million, $214.0 million and $259.6 million in outstanding principal balance of commercial loans sold as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

Servicing fees were $18.5 million and $23.2 million for the first quarters of 2022 and 2021, respectively, a decrease of 20%. The decrease in revenue was primarily due to changes in the fair value of our servicing asset and higher expected prepayment rates, partially offset by a higher principal balance of loans serviced.

Servicing fees were $18.5 million and $20.9 million for the first quarter of 2022 and fourth quarter of 2021, respectively, a decrease of 12%. The decrease in revenue was primarily due to changes in the fair value of our servicing asset and higher expected prepayment rates, partially offset by a higher principal balance of loans serviced.

Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

Gain on sales of loans was $24.1 million and $8.3 million for the first quarters of 2022 and 2021, respectively, an increase of 190%. The increase was primarily due to an increase in the volume of marketplace loans sold.

Gain on sales of loans was $24.1 million and $20.6 million for the first quarter of 2022 and fourth quarter of 2021, respectively, an increase of 17%. The increase was primarily due to an increase in the volume of marketplace loans sold.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Fair Value Adjustments

We record fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

Net fair value adjustments were $15.2 million and $(5.3) million for the first quarters of 2022 and 2021, respectively, an increase of $20.5 million. The increase was primarily due to higher loan sale prices and an increase in the volume of marketplace loans sold.

Net fair value adjustments were $15.2 million and $10.7 million for the first quarter of 2022 and fourth quarter of 2021, respectively, an increase of $4.5 million. The increase was primarily due to higher loan sale prices and an increase in the volume of marketplace loans sold.

Other Non-Interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The table below illustrates the composition of other non-interest income for each period presented:

	Three Months Ended			Change (%)
	March 31, 2022	December 31, 2021	March 31, 2021	Q1 2022 vs Q1 2021	Q1 2022 vs Q4 2021
Referral revenue	$3,691	$4,585	$2,594	42%	(19)%
Realized gains (losses) on sales of securities available for sale and other investments	36	3	(244)	(115)%	N/M
Other	6,164	3,961	3,257	89%	56%
Other non-interest income	$9,891	$8,549	$5,607	76%	16%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Interest Income

The tables below present net interest income information corresponding to interest-earning assets and interest-bearing funding sources on a consolidated basis for the Company.

	Consolidated LendingClub Corporation (1)
	Three Months Ended March 31, 2022			Three Months Ended December 31, 2021			Three Months Ended March 31, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (2)
Cash, cash equivalents, restricted cash and other	$892,921	$688	0.31%	$710,472	$469	0.26%	$918,148	$156	0.10%
Securities available for sale at fair value	325,155	4,511	5.55%	265,140	3,071	4.63%	362,621	2,235	2.71%
Loans held for sale	255,139	7,450	11.68%	184,708	7,153	15.49%	198,592	5,157	12.01%
Loans and leases held for investment:
Unsecured personal loans	2,060,323	78,376	15.22%	1,542,285	60,384	15.66%	146,925	3,392	13.85%
Secured consumer loans	232,235	2,275	3.92%	436,260	4,029	3.69%	521,399	3,215	3.70%
Commercial loans and leases	620,660	7,588	4.89%	619,648	8,663	5.59%	605,495	5,119	5.07%
PPP loans	222,517	3,203	5.76%	325,133	3,888	4.78%	621,292	3,575	3.45%
Loans and leases held for investment	3,135,735	91,442	11.66%	2,923,326	76,964	10.53%	1,895,111	15,301	4.84%
Retail and certificate loans held for investment at fair value	198,813	6,969	14.02%	262,548	9,236	14.07%	574,158	20,262	14.12%
Other loans held for investment at fair value	18,523	593	12.80%	24,184	762	12.60%	46,212	1,479	12.80%
Total interest-earning assets	4,826,286	111,653	9.25%	4,370,378	97,655	8.94%	3,994,842	44,590	5.34%

Cash and due from banks and restricted cash	92,683			73,258			137,216
Allowance for loan and lease losses	(163,631)			(125,120)			(30,357)
Other non-interest earning assets	486,363			465,010			326,040
Total assets	$5,241,701			$4,783,526			$4,427,741

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$2,240,450	$1,724	0.31%	$2,146,687	$1,716	0.32%	$1,735,274	$913	0.33%
Savings accounts and certificates of deposit	1,071,133	1,714	0.64%	580,361	900	0.62%	323,800	101	0.19%
Interest-bearing deposits	3,311,583	3,438	0.42%	2,727,048	2,616	0.38%	2,059,074	1,014	0.30%
Short-term borrowings	20,371	435	8.56%	36,823	561	6.08%	98,818	1,264	5.12%
Advances from PPPLF	234,872	206	0.35%	342,335	307	0.36%	405,989	233	0.35%
Retail notes, certificates and secured borrowings	198,813	6,969	14.02%	262,548	9,236	14.07%	574,192	20,262	14.12%
Structured Program borrowings	42,026	764	7.29%	77,354	1,642	8.49%	143,045	3,208	8.97%
Other long-term debt	15,421	161	4.19%	15,514	161	4.15%	18,605	103	2.21%
Total interest-bearing liabilities	3,823,086	11,973	1.25%	3,461,622	14,523	1.68%	3,299,723	26,084	3.24%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Consolidated LendingClub Corporation (1)
	Three Months Ended March 31, 2022			Three Months Ended December 31, 2021			Three Months Ended March 31, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	227,337			211,692			119,272
Other liabilities	319,241			282,339			286,907
Total liabilities	$4,369,664			$3,955,653			$3,705,902

Total equity	$872,037			$827,873			$721,839
Total liabilities and equity	$5,241,701			$4,783,526			$4,427,741

Interest rate spread			8.00%			7.26%			2.11%

Net interest income and net interest margin		$99,680	8.26%		$83,132	7.61%		$18,506	2.67%
(1)    Consolidated presentation reflects intercompany eliminations.
(2)    Nonaccrual loans and any related income are included in their respective loan categories.

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(5)	$537	$532
Securities available for sale at fair value	(258)	2,534	2,276
Loans held for sale	2,391	(98)	2,293
Loans and leases held for investment	24,167	51,974	76,141
Retail and certificate loans held for investment at fair value	(13,157)	(136)	(13,293)
Other loans held for investment at fair value	(886)	—	(886)
Total increase in interest income on interest-earning assets	$12,252	$54,811	$67,063
Interest-bearing liabilities
Checking and money market accounts	$813	$(2)	$811
Savings accounts and certificates of deposit	803	810	1,613
Interest-bearing deposits	1,616	808	2,424
Short-term borrowings	(1,369)	540	(829)
Advances from PPPLF	(28)	1	(27)
Retail notes, certificates and secured borrowings	(13,158)	(135)	(13,293)
Structured Program borrowings	(1,931)	(513)	(2,444)
Other long-term debt	(20)	78	58
Total increase (decrease) in interest expense on interest-bearing liabilities	$(14,890)	$779	$(14,111)

Increase in net interest income	$27,142	$54,032	$81,174
(1)     Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$127	$92	$219
Securities available for sale at fair value	767	673	1,440
Loans held for sale	2,320	(2,023)	297
Loans and leases held for investment	5,831	8,647	14,478
Retail and certificate loans held for investment at fair value	(2,235)	(32)	(2,267)
Other loans held for investment at fair value	(181)	12	(169)
Total increase in interest income on interest-earning assets	$6,629	$7,369	$13,998
Interest-bearing liabilities
Checking and money market accounts	$72	$(64)	$8
Savings accounts and certificates of deposit	781	33	814
Interest-bearing deposits	853	(31)	822
Short-term borrowings	(304)	178	(126)
Advances from PPPLF	(94)	(7)	(101)
Retail notes, certificates and secured borrowings	(2,235)	(32)	(2,267)
Structured Program borrowings	(670)	(208)	(878)
Other long-term debt	(1)	1	—
Total decrease in interest expense on interest-bearing liabilities	$(2,451)	$(99)	$(2,550)

Increase in net interest income	$9,080	$7,468	$16,548
(1)     Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Provision for Credit Losses

The allowance for loan and lease losses (ALLL) for lifetime expected losses under CECL on HFI loans and leases is initially recognized as “Provision for credit losses” at the time of origination. The ALLL is estimated using a discounted cash flow (DCF) approach, where effective interest rates are used to calculate the net present value of expected cash flows. The net present value from the DCF approach is then compared to the amortized cost basis of the loans and leases to derive expected credit losses. The provision for credit losses includes the credit loss expense for HFI loans and leases, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Credit loss expense for Radius loans at acquisition	$—	$—	$6,929
Credit loss expense for loans and leases held for investment	52,228	45,289	16,624
Credit loss (reversal of) expense for unfunded lending commitments	281	(46)	410
Total credit loss expense	52,509	45,243	23,963
Reversal of credit loss expense on securities available for sale	—	(94)	(2,470)
Total provision for credit losses	$52,509	$45,149	$21,493

The provision for credit losses was $52.5 million and $21.5 million for the first quarters of 2022 and 2021, respectively. The increase was primarily due to higher balances of unsecured personal loans retained as HFI. Total volume of loans retained as HFI was $856.3 million and $344.4 million for the first quarters of 2022 and 2021, respectively.

The provision for credit losses was $52.5 million and $45.1 million for the first quarter of 2022 and fourth quarter of 2021, respectively. The increase was primarily due to higher balances of unsecured personal loans retained as HFI. Total volume of loans retained as HFI was $856.3 million and $761.5 million for the first quarter of 2022 and fourth quarter of 2021, respectively.

The activity in the ACL was as follows:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Allowance for loan and lease losses, beginning of period	$144,389	$104,736	$—
Credit loss expense for loans and leases held for investment	52,228	45,289	23,553
Initial allowance for purchased credit deteriorated (PCD) loans acquired during the period (1)	—	—	12,440
Charge-offs	(9,089)	(5,870)	—
Recoveries	457	234	139
Allowance for loan and lease losses, end of period	$187,985	$144,389	$36,132

Reserve for unfunded lending commitments, beginning of period	$1,231	$1,277	$—
Credit loss expense for unfunded lending commitments	281	(46)	410
Reserve for unfunded lending commitments, end of period (2)	$1,512	$1,231	$410
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
(2)    Relates to $109.5 million, $110.8 million and $98.3 million of unfunded commitments as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Ratio of allowance for loan and lease losses to total loans and leases held for investment	5.49%	4.98%	1.71%
Ratio of allowance for loan and lease losses to total loans and leases held for investment, excluding PPP loans	5.81%	5.49%	2.49%

Average loans and leases held for investment	$3,135,735	$2,923,326	$1,895,111
Ratio of net charge-offs to average loans and leases held for investment	0.28%	0.19%	—%

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual, and are charged-off no later than 120 days past due. The following table presents nonaccrual loans and leases as of the periods presented (1):

	March 31, 2022	December 31, 2021
Unsecured personal	$3,093	$1,676
Residential mortgages	875	1,373
Secured consumer	3,025	3,011
Total nonaccrual consumer loans held for investment	6,993	6,060

Equipment finance	462	603
Commercial real estate	1,079	989
Commercial and industrial	2,726	2,333
Total nonaccrual commercial loans and leases held for investment	4,267	3,925

Total nonaccrual loans and leases held for investment	$11,260	$9,985
(1)    Excluding PPP loans, there were no loans that were 90 days or more past due and accruing as of both March 31, 2022 and December 31, 2021.

As of March 31, 2022, nonaccrual loans and leases represented 0.33% of total loans and leases HFI, or 0.35% of total loans and leases HFI excluding PPP loans. As of December 31, 2021, nonaccrual loans and leases represented 0.34% of total loans and leases HFI, or 0.38% of total loans and leases HFI excluding PPP loans.

For additional information on the allowance for expected credit losses and nonaccrual loans and leases, see “ Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” of our Annual Report and “Note 5. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” in this Report.

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

	Three Months Ended			Change (%)
	March 31, 2022	December 31, 2021	March 31, 2021	Q1 2022 vs Q1 2021	Q1 2022 vs Q4 2021
Non-interest expense:
Compensation and benefits	$81,610	$78,741	$64,420	27%	4%
Marketing	55,080	50,708	19,545	182%	9%
Equipment and software	11,046	12,019	7,893	40%	(8)%
Occupancy	6,019	4,706	6,900	(13)%	28%
Depreciation and amortization	11,039	10,462	11,766	(6)%	6%
Professional services	12,406	12,699	11,603	7%	(2)%
Other non-interest expense	14,004	18,885	12,125	15%	(26)%
Total non-interest expense	$191,204	$188,220	$134,252	42%	2%
Compensation and benefits expense was $81.6 million and $64.4 million for first quarters of 2022 and 2021, respectively, an increase of 27%. The increase was primarily due to an increase in headcount.

Compensation and benefits expense was $81.6 million and $78.7 million for the first quarter of 2022 and fourth quarter of 2021, respectively, an increase of 4%. The increase was primarily due to an increase in headcount.

Marketing expense was $55.1 million and $19.5 million for the first quarters of 2022 and 2021, respectively, an increase of 182%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume, partially offset by the deferral of applicable marketing expenses for HFI loans.

Marketing expense was $55.1 million and $50.7 million for the first quarter of 2022 and fourth quarter of 2021, respectively, an increase of 9%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume and an increase in deposits, partially offset by the deferral of applicable marketing expenses for HFI loans.

Equipment and software expense was $11.0 million and $7.9 million for the first quarters of 2022 and 2021, respectively, an increase of 40%. The increase was primarily due to an increase in hosting fees and subscription costs.

Equipment and software expense was $11.0 million and $12.0 million for the first quarter of 2022 and fourth quarter of 2021, respectively, a decrease of 8%. The decrease was primarily due to a decrease in equipment purchases and lower cloud hosting fees.

Occupancy expense was $6.0 million, $4.7 million, and $6.9 million for the first quarter of 2022, fourth quarter of 2021, and first quarter of 2021, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Depreciation and amortization expense was $11.0 million and $11.8 million for the first quarters of 2022 and 2021, respectively, a decrease of 6%. The decrease was primarily due to an increase in fully depreciated assets, partially offset by an increase in the amortization of intangible assets resulting from the Acquisition.

Depreciation and amortization expense remained relatively flat at $11.0 million and $10.5 million for the first quarter of 2022 and fourth quarter of 2021, respectively.

Professional services were $12.4 million and $11.6 million for the first quarters of 2022 and 2021, respectively, an increase of 7%. The increase was primarily due to an increase in consulting fees.

Professional services remained relatively flat at $12.4 million and $12.7 million for the first quarter of 2022 and fourth quarter of 2021, respectively.

Income Taxes

For the first quarter of 2022, we recorded an income tax expense of $5.0 million primarily related to income tax expense for state jurisdictions that limit net operating loss utilization. For the first quarter 2021, we recorded an income tax benefit of $2.8 million primarily related to changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the Acquisition.

We continue to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence. Our improved and accelerated profitability are examples of positive evidence that there is a reasonable possibility that a portion of our valuation allowance is no longer needed in 2022. A release of the valuation allowance will result in a material tax benefit recognized in the quarter of release.

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

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the Acquisition. This activity includes, but is not

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
limited to, servicing fee revenue for loans serviced prior to the Acquisition, and interest income and interest expense related to the Retail Program and Structured Program transactions.

Financial information for the segments is presented in the following table:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended March 31,	Two Months Ended March 31,	Three Months Ended March 31,		Three Months Ended March 31,	Two Months Ended March 31,	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$164,835	$36,062	$15,131	$45,665	$—	$—	$179,966	$81,727
Other non-interest income	19,498	19,700	4,223	4,098	(13,830)	(18,191)	9,891	5,607
Total non-interest income	184,333	55,762	19,354	49,763	(13,830)	(18,191)	189,857	87,334

Interest income:
Interest income	99,823	17,498	11,830	27,092	—	—	111,653	44,590
Interest expense	(3,644)	(1,247)	(8,329)	(24,837)	—	—	(11,973)	(26,084)
Net interest income	96,179	16,251	3,501	2,255	—	—	99,680	18,506

Total net revenue	280,512	72,013	22,855	52,018	(13,830)	(18,191)	289,537	105,840

(Provision for) reversal of credit losses	(52,509)	(23,963)	—	2,470	—	—	(52,509)	(21,493)
Non-interest expense	(178,459)	(75,499)	(26,575)	(76,944)	13,830	18,191	(191,204)	(134,252)
Income (Loss) before income tax benefit (expense)	49,544	(27,449)	(3,720)	(22,456)	—	—	45,824	(49,905)
Income tax benefit (expense)	(12,355)	23	17,727	2,292	(10,360)	506	(4,988)	2,821
Consolidated net income (loss)	$37,189	$(27,426)	$14,007	$(20,164)	$(10,360)	$506	$40,836	$(47,084)

The Company integrated the Acquisition into its reportable segments in the first quarter of 2021. As the Company’s reportable segments are based on legal organizational structure and LC Bank was formed upon the Acquisition, an analysis of the Company’s results of operations and material trends for the first quarter of 2022 compared to the first quarter of 2021 is provided on a consolidated basis in “Results of Operations.”

Supervision and Regulatory Environment

We are regularly subject to claims, individual and class action lawsuits, and lawsuits alleging regulatory violations. Further, we are subject to periodic exams, investigations, inquiries or requests, enforcement actions and other proceedings from federal and state regulatory agencies, including the federal banking regulators that directly regulate the Company and/or LC Bank. The number and significance of these claims, lawsuits, exams, investigations, inquiries, requests and proceedings have been increasing in part because our products and services have been increasing in scope and complexity and in part because we have become a bank holding company operating a national bank. Although historically the Company has generally resolved these matters in a manner that was not materially adverse to its financial results or business operations, no assurance can be given as to the timing, outcome or consequences of any of these matters in the future.

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

Federal Banking Regulator Supervision

Since the Acquisition, we are subject to supervision, regulation, examination and enforcement by multiple federal banking regulatory bodies. Specifically, as a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Board of Governors of the Federal Reserve System (FRB). Further, as a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC. Accordingly, we have been and continue to invest in regulatory compliance and be subject to certain parameters, obligations and/or limitations set forth by the banking regulations and regulators with respect to the operation of our business.

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

The formation of LC Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). As a U.S. Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
requirements under the U.S. Basel III capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a Capital Conservation Buffer (CCB) of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the U.S. Basel III capital framework. In this regard, and unless otherwise directed by the FRB and the OCC, we have made commitments for the Company and LC Bank (until February 2024) to maintain a CET1 risk-based capital ratio of 11.0%, a Tier 1 risk-based capital ratio above 11.0%, a total risk-based capital ratio above 13.0%, and a Tier 1 leverage ratio of 11.0%. See “Part I – Item 1. Business – Regulation and Supervision – Regulatory Capital Requirements and Prompt Corrective Action” in our Annual Report and “Notes to Condensed Consolidated Financial Statements – Note 18. Regulatory Requirements” in this Report for additional information.

The following table summarizes LC Bank’s regulatory capital amounts and ratios (in millions):

LendingClub Bank	March 31, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$577.6	16.0%	$523.7	16.7%	7.0%
Tier 1 capital	$577.6	16.0%	$523.7	16.7%	8.5%
Total capital	$623.8	17.3%	$563.7	18.0%	10.5%
Tier 1 leverage	$577.6	13.2%	$523.7	14.3%	4.0%
Risk-weighted assets	$3,606.6	N/A	$3,130.4	N/A	N/A
Quarterly adjusted average assets	$4,379.8	N/A	$3,667.7	N/A	N/A
N/A – Not applicable
(1)    Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table presents the regulatory capital and ratios of the Company (in millions):

	March 31, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
LendingClub	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$756.0	20.6%	$710.0	21.3%	7.0%
Tier 1 capital	$756.0	20.6%	$710.0	21.3%	8.5%
Total capital	$818.7	22.3%	$767.9	23.0%	10.5%
Tier 1 leverage	$756.0	15.6%	$710.0	16.5%	4.0%
Risk-weighted assets	$3,668.1	N/A	$3,333.2	N/A	N/A
Quarterly adjusted average assets	$4,859.8	N/A	$4,301.7	N/A	N/A
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. As permitted by the rule, the Company elected to delay the estimated impact of CECL on regulatory capital, resulting in a CET1 capital benefit of $35.5 million at December 31, 2021. This benefit is phased out over a three-year transition period that commenced on January 1, 2022 at a rate of 25% each year through January 1, 2025. Accordingly, the capital benefit included in CET1 capital was reduced to $26.7 million at March 31, 2022.

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

LendingClub Bank Liquidity

The primary sources of LC Bank short-term liquidity include cash, unencumbered AFS debt securities, and unused borrowing capacity with the Federal Home Loan Bank (FHLB). Additionally, customer deposits provide LC Bank with a significant source of relatively low-cost funds. The primary uses of LC Bank liquidity include the funding of loans and securities purchases; withdrawals, maturities and the payment of interest on deposits; compensation and benefits expense; taxes; capital expenditures, including internally developed software, leasehold improvements and computer equipment; and costs associated with the continued development and support of our online lending marketplace platform.

Net capital expenditures were $21.6 million, or 7.7% of total net revenue and $4.6 million or 6.3% of total net revenue, for the first quarters of 2022 and 2021, respectively. Capital expenditures in 2022 are expected to be approximately $65 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, including regulatory compliance costs.

As of March 31, 2022 and December 31, 2021, cash and cash equivalents at LC Bank were $1.0 billion and $659.9 million, respectively, reflecting the continued growth in LC Bank deposits during the first quarter of 2022. Outstanding PPPLF borrowings were $193.4 million and $271.9 million at March 31, 2022 and December 31, 2021, respectively, and are collateralized by PPP loans originated by the Company. In addition, LC Bank has available Federal Home Loan Bank of Des Moines secured borrowing capacity totaling $299.6 million and $173.4 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, LC Bank also has secured borrowing capacity available under the FRB Discount Window totaling $105.0 million and $75.2 million, respectively.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $119.7 million and $88.3 million in cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates as of March 31, 2022:

200 basis point increase	(0.4)%
100 basis point decrease	(0.3)%

The impact of these hypothetical interest rate changes are not significant to LC Bank’s net interest income. Non-maturity deposit rates at March 31, 2022 are below the 100 basis point hypothetical interest rate reduction which results in an insignificant negative impact to net interest income.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the maturities of loans and leases HFI as of March 31, 2022:

	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	March 31, 2022
Unsecured personal	$—	$2,335,146	$23,646	$2,358,792
Residential mortgages	1,574	743	166,800	169,117
Secured consumer	12	45,471	48,117	93,600
Total consumer loans held for investment	1,586	2,381,360	238,563	2,621,509
Equipment finance	11,355	105,983	26,442	143,780
Commercial real estate	18,812	70,844	224,054	313,710
Commercial and industrial	19,589	199,103	124,605	343,297
Total commercial loans and leases held for investment	49,756	375,930	375,101	800,787
Total loans and leases held for investment	$51,342	$2,757,290	$613,664	$3,422,296
Loans and leases due after one year at fixed interest rates		$2,701,715	$256,786	$2,958,501
Loans and leases due after one year at variable interest rates		$55,575	$356,878	$412,453

For the weighted-average yields on our AFS securities portfolio, see “Notes to Condensed Consolidated Financial Statements – Note 4. Securities Available for Sale.”

LendingClub Holding Company

At the holding company level, we continue to measure interest rate sensitivity by evaluating the change in fair value of certain assets and liabilities due to a hypothetical change in interest rates. Principal payments on our loans HFI at fair value continue to reduce the outstanding balance of this portfolio, and, as a result, the fair value impact from changes in interest rates continues to diminish.

Contingencies

For a comprehensive discussion of contingencies as of March 31, 2022, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first quarter of 2022.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2022, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the first quarter of 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a comprehensive discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies – Legal,” which is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in “Part I – Item 1A. Risk Factors” in our Annual Report, could materially and adversely affect our business, financial condition, operating results and prospects, and the trading price of our common stock could decline. While we believe the risks and uncertainties described therein include all material risks currently known by us, it is possible that these may not be the only ones we face. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our Annual Report remains current in all material respects, with the exception of the below.

LENDINGCLUB CORPORATION

Our business operations may be adversely impacted by political events, terrorism, military conflict or acts of war, cyber-attacks, public health issues, natural disasters, severe weather, climate change, infrastructure failure or outages, labor disputes and other business interruptions.

Our business operations are subject to interruption by, among other things, political events, terrorism, military conflict or acts of war (including the war in Ukraine), cyber-attacks, public health issues, natural disasters, severe weather, climate change, infrastructure failure or outages, labor disputes and other events which could: (i) decrease demand for our products and services, (ii) adversely affect the macroeconomy and/or our customers, or (iii) make it difficult or impossible for us to deliver a satisfactory experience to our customers. Any such events could also affect the Company by impacting the stability of our deposit base, impairing the ability of our borrowers to repay their outstanding loans, causing significant property damage or otherwise impair the value of collateral securing our loans, and/or resulting in loss of revenue and/or cause us to incur additional expenses. Furthermore, in the event of any disruption to our operations or those of the companies with whom we do business with, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume or maintain operations, any of which could have a material adverse impact on our business, financial condition and results of operations.

For example, the Ukrainian-Russian conflict, the responses thereto (such as sanctions imposed by the United States and other countries) and any expansion thereof is likely to have unpredictable and/or adverse effects on the domestic and global economy and financial markets. Although we have not yet experienced any material direct impact from the Ukrainian-Russian conflict, in part because our business is conducted exclusively in the United States, our business, financial condition or results of operations may be impacted if the conflict prolongs and/or its impact exacerbates. Further, the Ukrainian-Russian conflict and its impact may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report, such as escalating inflation, elevating the possibility of a decline in economic conditions and increasing cybersecurity risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019	10-Q	001-36771	3.1	August 7, 2019
3.3	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
10.1	Non-Employee Director Compensation Policy, effective March 31, 2022					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	May 4, 2022	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	May 4, 2022	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer