Form 10-Q
period 2022-06-30
LendingClub Corp
filed 2022-08-01
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 27, 2022, there were 103,654,895 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments)
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
LC Bank or LendingClub Bank	LendingClub Bank, National Association
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III capital framework
DCF	Discounted Cash Flow
EPS	Net Income (Loss) Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Condensed Consolidated Statements of Income
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
Parent	LendingClub Corporation (the parent company of LendingClub Bank, National Association and other subsidiaries)
PPP Loans	Loans originated pursuant to the U.S. Small Business Administration’s Paycheck Protection Program
Radius	Radius Bancorp, Inc.
ROA	Return on Average Total Assets
ROE	Return on Average Equity
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Program transactions	Asset-backed securitization transactions and Certificate Program transactions (CLUB and Levered certificates), where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal whole loans.

Tier 1 Capital Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Tier 1 Leverage Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III capital framework.
Total Capital Ratio	Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as Tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Unsecured personal loans	Unsecured personal loans originated on the Company’s platforms, including an online direct to consumer platform and a platform connected with a network of education and patient finance providers.
VIE	Variable Interest Entity

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$26,415	$35,670
Interest-bearing deposits in banks	1,015,565	651,456
Total cash and cash equivalents	1,041,980	687,126
Restricted cash (1)	60,252	76,460
Securities available for sale at fair value ($435,451 and $256,170 at amortized cost, respectively)	402,994	263,530
Loans held for sale (includes $62,811 and $142,370 at fair value, respectively) (1)	62,811	391,248
Loans and leases held for investment	4,054,721	2,899,126
Allowance for loan and lease losses	(243,260)	(144,389)
Loans and leases held for investment, net	3,811,461	2,754,737
Retail and certificate loans held for investment at fair value (1)	122,078	229,719
Other loans held for investment at fair value (1)	20,583	21,240
Property, equipment and software, net	119,976	97,996
Goodwill	75,717	75,717
Other assets (1)	468,913	302,546
Total assets	$6,186,765	$4,900,319
Liabilities and Equity
Deposits:
Interest-bearing	$4,261,651	$2,919,203
Noninterest-bearing	266,021	216,585
Total deposits	4,527,672	3,135,788
Short-term borrowings	7,983	27,780
Advances from Paycheck Protection Program Liquidity Facility (PPPLF)	123,444	271,933
Retail notes, certificates and secured borrowings at fair value (1)	122,078	229,719
Payable on Structured Program borrowings (1)	15,274	65,451
Other long-term debt	15,300	15,455
Other liabilities (1)	295,897	303,951
Total liabilities	5,107,648	4,050,077
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 103,630,776 and 101,043,924 shares issued and outstanding, respectively	1,036	1,010
Additional paid-in capital	1,594,458	1,559,616
Accumulated deficit	(494,534)	(717,430)
Accumulated other comprehensive income (loss)	(21,843)	7,046
Total equity	1,079,117	850,242
Total liabilities and equity	$6,186,765	$4,900,319
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

	June 30, 2022	December 31, 2021
Assets of consolidated VIEs, included in total assets above
Restricted cash	$8,865	$13,462
Loans held for sale at fair value	—	41,734
Retail and certificate loans held for investment at fair value	4,545	10,281
Other loans held for investment at fair value	10,388	20,929
Other assets	272	584
Total assets of consolidated VIEs	$24,070	$86,990
Liabilities of consolidated VIEs, included in total liabilities above
Retail notes, certificates and secured borrowings at fair value	$4,545	$10,281
Payable on Structured Program borrowings	15,274	65,451
Other liabilities	57	467
Total liabilities of consolidated VIEs	$19,876	$76,199

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$206,384	$151,735	$386,350	$233,462
Other non-interest income	7,448	6,741	17,339	12,348
Total non-interest income	213,832	158,476	403,689	245,810

Interest income:
Interest on loans held for sale	7,130	8,694	14,580	13,851
Interest and fees on loans and leases held for investment	108,911	39,068	200,353	54,369
Interest on retail and certificate loans held for investment at fair value	5,091	16,014	12,060	36,276
Interest on other loans held for investment at fair value	631	1,222	1,224	2,701
Interest on securities available for sale	4,426	2,539	8,937	4,774
Other interest income	2,279	190	2,967	346
Total interest income	128,468	67,727	240,121	112,317

Interest expense:
Interest on deposits	6,078	1,699	9,516	2,713
Interest on short-term borrowings	417	1,003	852	2,267
Interest on retail notes, certificates and secured borrowings	5,091	16,014	12,060	36,276
Interest on Structured Program borrowings	360	2,668	1,124	5,876
Interest on other long-term debt	296	438	663	774
Total interest expense	12,242	21,822	24,215	47,906

Net interest income	116,226	45,905	215,906	64,411

Total net revenue	330,058	204,381	619,595	310,221

Provision for credit losses	70,566	34,634	123,075	56,127

Non-interest expense:
Compensation and benefits	85,103	71,925	166,713	136,345
Marketing	61,497	35,107	116,577	54,652
Equipment and software	12,461	9,281	23,507	17,174
Occupancy	6,209	6,157	12,228	13,057
Depreciation and amortization	10,557	11,508	21,596	23,274
Professional services	16,138	11,520	28,544	23,123
Other non-interest expense	17,421	14,641	31,425	26,766
Total non-interest expense	209,386	160,139	400,590	294,391

Income (Loss) before income tax benefit (expense)	50,106	9,608	95,930	(40,297)
Income tax benefit (expense)	131,954	(237)	126,966	2,584
Net income (loss)	$182,060	$9,371	$222,896	$(37,713)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income (Continued)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$182,060	$9,371	$222,896	$(37,713)
Net income (loss) per share: (1)
Basic EPS – common stockholders	$1.77	$0.10	$2.18	$(0.39)
Diluted EPS – common stockholders	$1.73	$0.09	$2.13	$(0.39)
Weighted-average common shares – Basic	102,776,867	97,785,089	102,138,760	95,239,769
Weighted-average common shares – Diluted	105,042,626	102,031,088	104,644,825	95,239,769

Basic EPS – preferred stockholders	$—	$—	$—	$(0.39)
Diluted EPS – preferred stockholders	$—	$—	$—	$(0.39)
Weighted-average common shares, as converted – Basic	—	—	—	1,317,062
Weighted-average common shares, as converted – Diluted	—	—	—	1,317,062
(1)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Net Income (Loss) Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$182,060	$9,371	$222,896	$(37,713)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	(19,830)	3,186	(39,817)	3,390
Other comprehensive income (loss), before tax	(19,830)	3,186	(39,817)	3,390
Income tax effect (1)	(11,128)	—	(10,928)	—
Other comprehensive income (loss), net of tax	(8,702)	3,186	(28,889)	3,390
Total comprehensive income (loss)	$173,358	$12,557	$194,007	$(34,323)
(1)    Income tax effect for the second quarter and first half of 2022 reflects the release of the deferred tax asset valuation allowance on the securities available for sale portfolio.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2022	—	$—	102,194,037	$1,022	$1,576,147	—	$—	$(13,141)	$(676,594)	$887,434
Stock-based compensation	—	—	—	—	19,664	—	—	—	—	19,664
Net issuances under equity incentive plans, net of tax	—	—	1,436,739	14	(1,353)	—	—	—	—	(1,339)
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(8,702)	—	(8,702)
Net income	—	—	—	—	—	—	—	—	182,060	182,060
Balance at June 30, 2022	—	$—	103,630,776	$1,036	$1,594,458	—	$—	$(21,843)	$(494,534)	$1,079,117

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	—	$—	101,043,924	$1,010	$1,559,616	—	$—	$7,046	$(717,430)	$850,242
Stock-based compensation	—	—	—	—	36,851	—	—	—	—	36,851
Net issuances under equity incentive plans, net of tax	—	—	2,586,852	26	(2,009)	—	—	—	—	(1,983)
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(28,889)	—	(28,889)
Net income	—	—	—	—	—	—	—	—	222,896	222,896
Balance at June 30, 2022	—	$—	103,630,776	$1,036	$1,594,458	—	$—	$(21,843)	$(494,534)	$1,079,117

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2021	—	$—	97,228,126	$972	$1,513,661	4,251	$(92)	$1,688	$(783,094)	$733,135
Stock-based compensation	—	—	—	—	18,901	—	—	—	—	18,901
Net issuances under equity incentive plans, net of tax	—	—	1,373,022	14	(2,248)	—	—	—	—	(2,234)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	3,186	—	3,186
Net income	—	—	—	—	—	—	—	—	9,371	9,371
Balance at June 30, 2021	—	$—	98,601,148	$986	$1,530,314	4,251	$(92)	$4,874	$(773,723)	$762,359

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,000	$—	88,149,510	$881	$1,457,816	—	$—	$1,484	$(736,010)	$724,171
Stock-based compensation	—	—	—	—	34,666	—	—	—	—	34,666
Net issuances under equity incentive plans, net of tax (1)	—	—	2,390,524	24	(3,549)	4,251	(92)	—	—	(3,617)
Net issuances of stock related to acquisition (2)	—	—	3,761,114	38	41,424	—	—	—	—	41,462
Exchange of preferred stock for common stock	(43,000)	—	4,300,000	43	(43)	—	—	—	—	—
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	3,390	—	3,390
Net loss	—	—	—	—	—	—	—	—	(37,713)	(37,713)
Balance at June 30, 2021	—	$—	98,601,148	$986	$1,530,314	4,251	$(92)	$4,874	$(773,723)	$762,359

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity (Continued)
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187
Stock-based compensation	—	—	—	—	35,211	—	—	—	—	35,211
Net issuances under equity incentive plans, net of tax (1)	—	—	1,744,210	17	(5,423)	5,658	(71)	—	—	(5,477)
Issuance of preferred stock in exchange for common stock	195,627	2	(19,562,781)	(196)	(50,010)	—	—	—	—	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(7,017)	—	(7,017)
Net loss	—	—	—	—	—	—	—	—	(126,558)	(126,558)
Balance at June 30, 2020(3)	195,627	$2	70,938,835	$709	$1,428,043	—	$—	$(7,582)	$(675,030)	$746,142
(1)    Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(2)    Stock issued as part of the consideration paid related to the Acquisition.
(3)    The first half of 2020 is presented to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2020-06. See “Note 1. Summary of Significant Accounting Policies” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$222,896	$(37,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net fair value adjustments	(24,896)	9,419
Provision for credit losses	123,075	56,127
Change in fair value of loan servicing assets	38,013	24,600
Accretion of loan deferred fees and costs(1)	(41,392)	(12,208)
Stock-based compensation, net	33,467	32,511
Depreciation and amortization(1)	21,596	23,274
Gain on sales of loans	(53,429)	(27,640)
Income tax benefit from release of tax valuation allowance	(135,300)	—
Other, net(1)	2,520	7,721
Net change to loans held for sale	66,787	(51,821)
Net change in operating assets and liabilities:
Other assets	(6,648)	(5,296)
Other liabilities	(14,734)	13,646
Net cash provided by operating activities	231,955	32,620
Cash Flows from Investing Activities:
Acquisition of company	—	(145,344)
Cash received from acquisition	—	668,236
Net change in loans and leases	(881,279)	(792,234)
Net decrease in retail and certificate loans	113,422	258,785
Purchases of securities available for sale	(222,534)	(50,526)
Proceeds from sales of securities available for sale	—	106,192
Proceeds from maturities and paydowns of securities available for sale	49,645	73,504
Purchases of property, equipment and software, net	(37,358)	(14,984)
Other investing activities	(4,023)	1,465
Net cash (used for) provided by investing activities	(982,127)	105,094
Cash Flows from Financing Activities:
Net change in demand deposits and savings accounts	1,391,884	510,364
Repayment on PPPLF	(148,489)	(225,481)
Principal payments on retail notes and certificates	(113,498)	(258,918)
Principal payments on Structured Program borrowings	(14,538)	(46,818)
Principal payments on short-term borrowings	(20,217)	(46,352)
Principal payments on long-term debt	—	(2,834)
Other financing activities	(6,324)	(3,618)
Net cash provided by (used for) financing activities	1,088,818	(73,657)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$338,646	$64,057
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$763,586	$628,485
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,102,232	$692,542

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021

Supplemental Cash Flow Information:
Cash paid for interest	$19,463	$45,631
Cash paid for income taxes	$10,840	$655
Cash paid for operating leases included in the measurement of lease liabilities	$9,253	$10,368
Non-cash investing activity:
Loans and leases held for investment transferred to loans held for sale	$—	$90,399
Non-cash investing and financing activity:
Net issuances of stock related to acquisition	$—	$41,462
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$36,072	$—
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,041,980	$687,126
Restricted cash	60,252	76,460
Total cash, cash equivalents and restricted cash	$1,102,232	$763,586

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

All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. Results reported in interim periods are not necessarily indicative of results for the full year or any other interim period. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report) filed on February 11, 2022.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six month period ended June 30, 2022.

Adoption of New Accounting Standards

The Company did not adopt any new accounting standards during the six month period ended June 30, 2022, except as noted below.

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

Six Months Ended June 30, 2020	Additional Paid-in Capital	Accumulated Deficit
Issuance of preferred stock in exchange for common stock, as originally reported	$194	$(50,204)
Adoption of ASU 2020-06	(50,204)	50,204
Issuance of preferred stock in exchange for common stock, as adjusted	$(50,010)	$—

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

In addition, since the beneficial conversion feature is no longer recorded as a deemed dividend the allocation of net income (loss) attributable to stockholders and the related Basic and Diluted net income (loss) per share (EPS) has been adjusted, as shown in the following table:

Six Months Ended June 30, 2020	Common Stock	Preferred Stock
Net income (loss) attributable to stockholders, as originally reported	$(154,890)	$28,332
Adoption of ASU 2020-06	43,991	(43,991)
Net loss attributable to stockholders, as adjusted	$(110,899)	$(15,659)

Basic and Diluted EPS, as originally reported	$(1.98)	$2.56
Adoption of ASU 2020-06	0.57	(3.97)
Basic and Diluted EPS, as adjusted	$(1.41)	$(1.41)

The adoption of this ASU did not impact the Company’s financial position and cash flows in the first half of 2020, nor did it change net loss reported in the period.

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

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Origination fees	$149,252	$113,802	$271,345	$169,361
Servicing fees	18,166	22,714	36,680	45,880
Gain on sales of loans	29,319	19,317	53,429	27,640
Net fair value adjustments	9,647	(4,098)	24,896	(9,419)
Total marketplace revenue	$206,384	$151,735	$386,350	$233,462

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Net Income (Loss) Per Share

The following table details the computation of the Company’s Basic and Diluted EPS of common stock and Series A Preferred Stock:

Three Months Ended June 30,	2022	2021
	Common Stock	Common Stock
Basic EPS:
Net income attributable to stockholders	$182,060	$9,371
Weighted-average common shares – Basic	102,776,867	97,785,089
Basic EPS	$1.77	$0.10

Diluted EPS:
Net income attributable to stockholders	$182,060	$9,371
Weighted-average common shares – Diluted	105,042,626	102,031,088
Diluted EPS	$1.73	$0.09

Six Months Ended June 30,	2022	2021
	Common Stock	Common Stock	Preferred Stock (1)
Basic EPS:
Net income (loss) attributable to stockholders	$222,896	$(37,199)	$(514)
Weighted-average common shares – Basic	102,138,760	95,239,769	1,317,062
Basic EPS	$2.18	$(0.39)	$(0.39)

Diluted EPS:
Net income (loss) attributable to stockholders	$222,896	$(37,199)	$(514)
Weighted-average common shares – Diluted	104,644,825	95,239,769	1,317,062
Diluted EPS	$2.13	$(0.39)	$(0.39)
(1)    Presented on an as-converted basis.

There were no weighted-average common shares that were excluded from the Company’s Diluted EPS computation during the second quarters of 2022 and 2021 or during the first half of 2022. The following table summarizes the weighted-average common shares that were excluded from the Company’s Diluted EPS computation because their effect would have been anti-dilutive during the first half of 2021:

Restricted Stock Units (RSUs) and Performance-based RSUs (PBRSUs)	2,232,314
Preferred stock	1,317,062
Stock options	251,171
Total	3,800,547

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, credit valuation allowance, and fair value of available for sale (AFS) securities were as follows:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$265,677	$—	$(28,498)	$237,179
U.S. agency securities	90,444	—	(9,736)	80,708
Commercial mortgage-backed securities	29,417	—	(3,138)	26,279
Other asset-backed securities	23,195	77	(792)	22,480
Asset-backed senior securities	14,653	—	—	14,653
Asset-backed subordinated securities	2,818	7,231	(136)	9,913
CLUB Certificate asset-backed securities	5,960	3,251	—	9,211
Municipal securities	3,287	—	(716)	2,571
Total securities available for sale (1)	$435,451	$10,559	$(43,016)	$402,994

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$125,985	$—	$(2,286)	$123,699
Asset-backed senior securities	28,057	72	—	28,129
U.S. agency securities	26,902	1	(731)	26,172
Other asset-backed securities	26,112	151	(130)	26,133
Commercial mortgage-backed securities	26,649	1	(552)	26,098
CLUB Certificate asset-backed securities	15,049	3,236	—	18,285
Asset-backed subordinated securities	4,119	7,643	—	11,762
Municipal securities	3,297	—	(45)	3,252
Total securities available for sale (1)	$256,170	$11,104	$(3,744)	$263,530
(1)    As of June 30, 2022 and December 31, 2021, includes $357.9 million and $236.8 million, respectively, of fair value securities pledged as collateral.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses for which a credit valuation allowance has not been recorded, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$203,425	$(22,147)	$33,754	$(6,351)	$237,179	$(28,498)
U.S. agency securities	70,833	(6,709)	9,875	(3,027)	80,708	(9,736)
Commercial mortgage-backed securities	14,368	(1,641)	11,910	(1,497)	26,278	(3,138)
Other asset-backed securities	16,364	(672)	1,552	(120)	17,916	(792)
Asset-backed subordinated securities	674	(136)	—	—	674	(136)
Municipal securities	2,437	(693)	134	(23)	2,571	(716)
Total securities with unrealized losses(1)	$308,101	$(31,998)	$57,225	$(11,018)	$365,326	$(43,016)

	Less than 12 months		12 months or longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$123,668	$(2,286)	$—	$—	$123,668	$(2,286)
U.S. agency securities	24,175	(731)	—	—	24,175	(731)
Other asset-backed securities	13,224	(130)	—	—	13,224	(130)
Commercial mortgage-backed securities	25,927	(552)	—	—	25,927	(552)
Municipal securities	3,252	(45)	—	—	3,252	(45)
Total securities with unrealized losses(1)	$190,246	$(3,744)	$—	$—	$190,246	$(3,744)
(1)    The number of investment positions with unrealized losses at June 30, 2022 and December 31, 2021 totaled 229 and 145, respectively.

There was no activity in the allowance for AFS securities during the second quarter and first half of 2022. The following table presents the activity in the allowance for AFS securities, by major security type, during the second quarter and first half of 2021:

Credit Valuation Allowance	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Balance at March 31, 2021	$(48)	$(866)	$(914)
Provision for credit loss expense	(188)	(2,282)	(2,470)
Reversal of credit loss expense	196	2,596	2,792
Balance at June 30, 2021	$(40)	$(552)	$(592)

Credit Valuation Allowance	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Balance at December 31, 2020	$(4,190)	$(14,546)	$(18,736)
Reversal of credit loss expense	196	2,596	2,792
Reversal of allowance arising from PCD financial assets	3,954	11,398	15,352
Balance at June 30, 2021	$(40)	$(552)	$(592)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

June 30, 2022	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due after 1 year through 5 years:
U.S. agency securities	$9,000	$8,881	3.50%
Due after 5 years through 10 years:
U.S. agency residential mortgage-backed securities	7,057	6,880
Other asset-backed securities	676	690
Commercial mortgage-backed securities	4,110	3,640
U.S. agency securities	9,848	9,121
Municipal securities	626	539
Total due after 5 years through 10 years	22,317	20,870	2.43%
Due after 10 years:
U.S. agency residential mortgage-backed securities	258,620	230,299
Other asset-backed securities	22,519	21,790
Commercial mortgage-backed securities	25,307	22,639
U.S. agency securities	71,596	62,706
Municipal securities	2,661	2,032
Total due after 10 years	380,703	339,466	2.36%
Asset-backed securities related to Structured Program transactions	23,431	33,777	40.71%
Total securities available for sale	$435,451	$402,994	4.38%
(1)    The weighted-average yield is computed using the amortized cost at June 30, 2022.

There were no sales of AFS securities during the second quarters of 2022 and 2021 or the first half of 2022. Proceeds and gross realized gains and losses from AFS securities during the first half of 2021 were as follows:

Proceeds	$106,192
Gross realized gains	$708
Gross realized losses	$(952)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost, whereas loans initially classified as held for sale (HFS) are recorded at fair value. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Accrued interest within that caption related to loans and leases HFI was $25.1 million and $15.6 million as of June 30, 2022 and December 31, 2021, respectively.

Loans and Leases Held for Investment

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following tables present the components of each portfolio segment by class of financing receivable:

	June 30, 2022	December 31, 2021
Unsecured personal	$2,964,950	$1,804,578
Residential mortgages	176,900	151,362
Secured consumer	142,824	65,976
Total consumer loans held for investment	3,284,674	2,021,916
Equipment finance (1)	164,104	149,155
Commercial real estate	339,524	310,399
Commercial and industrial (2)	266,419	417,656
Total commercial loans and leases held for investment	770,047	877,210
Total loans and leases held for investment	4,054,721	2,899,126
Allowance for loan and lease losses	(243,260)	(144,389)
Loans and leases held for investment, net (3)	$3,811,461	$2,754,737
(1)    Comprised of sales-type leases for equipment. See “Note 16. Leases” for additional information.
(2)    Includes $118.8 million and $268.3 million of pledged loans under the Paycheck Protection Program (PPP) as of June 30, 2022 and December 31, 2021, respectively.
(3)    As of June 30, 2022 and December 31, 2021, the Company had $263.8 million and $149.2 million in loans pledged as collateral under the Federal Reserve Bank (FRB) Discount Window, respectively.

June 30, 2022	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$3,284,674	$228,184	$3,056,490	6.9%
Total commercial loans and leases held for investment (2)	770,047	15,076	754,971	2.0%
Total loans and leases held for investment (2)	$4,054,721	$243,260	$3,811,461	6.0%

December 31, 2021	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$2,021,916	$128,812	$1,893,104	6.4%
Total commercial loans and leases held for investment (2)	877,210	15,577	861,633	1.8%
Total loans and leases held for investment (2)	$2,899,126	$144,389	$2,754,737	5.0%
(1)    Calculated as the ratio of allowance for loan and lease losses (ALLL) to loans and leases HFI.
(2)    As of June 30, 2022, excluding the $118.8 million of PPP loans, the ALLL represented 2.3% of commercial loans and leases HFI and 6.2% of total loans and leases HFI. As of December 31, 2021, excluding $268.3 million of PPP loans, the ALLL represented 2.6% of commercial loans and leases HFI and 5.5% of total loans and leases HFI. PPP loans are guaranteed by the Small Business Administration (SBA) and, therefore, the Company determined no ACL is required on these loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended June 30,
	2022			2021
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$173,857	$14,128	$187,985	$19,785	$16,347	$36,132
Credit loss expense for loans and leases held for investment	68,314	1,739	70,053	34,317	659	34,976
Charge-offs (1)	(14,707)	(1,145)	(15,852)	(90)	(156)	(246)
Recoveries	720	354	1,074	46	173	219
Allowance for loan and lease losses, end of period	$228,184	$15,076	$243,260	$54,058	$17,023	$71,081

Reserve for unfunded lending commitments, beginning of period	$—	$1,512	$1,512	$6	$404	$410
Credit loss expense for unfunded lending commitments	136	377	513	(6)	(14)	(20)
Reserve for unfunded lending commitments, end of period (2)	$136	$1,889	$2,025	$—	$390	$390

	Six Months Ended June 30,
	2022			2021
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$128,812	$15,577	$144,389	$—	$—	$—
Credit loss expense for loans and leases held for investment (3)	122,032	249	122,281	53,499	5,030	58,529
Initial allowance for PCD loans acquired during the period (4)	—	—	—	603	11,837	12,440
Charge-offs (1)	(23,724)	(1,217)	(24,941)	(90)	(156)	(246)
Recoveries	1,064	467	1,531	46	312	358
Allowance for loan and lease losses, end of period	$228,184	$15,076	$243,260	$54,058	$17,023	$71,081

Reserve for unfunded lending commitments, beginning of period	$—	$1,231	$1,231	$—	$—	$—
Credit loss expense for unfunded lending commitments	136	658	794	—	390	390
Reserve for unfunded lending commitments, end of period (2)	$136	$1,889	$2,025	$—	$390	$390
(1)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(2)    Relates to $132.6 million and $107.5 million of unfunded commitments as of June 30, 2022 and 2021, respectively.
(3)    Includes $6.9 million of credit loss expense for Radius loans at Acquisition for the first quarter of 2021.
(4)    For acquired PCD loans, an ACL of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date for the first quarter of 2021. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

policy, an ACL of $18.0 million included as part of the grossed-up loan balance at Acquisition was immediately written-off during the first quarter of 2021. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million for the first quarter of 2021.

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

June 30, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Unsecured personal
Current	$1,593,072	$1,350,115	$—	$—	$—	$—	$2,943,187
30-59 days past due	1,705	7,166	—	—	—	—	8,871
60-89 days past due	1,268	6,027	—	—	—	—	7,295
90 or more days past due	648	4,949	—	—	—	—	5,597
Total unsecured personal	1,596,693	1,368,257	—	—	—	—	2,964,950
Residential mortgages
Current	18,178	60,143	33,895	21,999	4,626	37,308	176,149
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	170	170
90 or more days past due	—	—	—	—	—	581	581
Total residential mortgages	18,178	60,143	33,895	21,999	4,626	38,059	176,900
Secured consumer
Current	87,899	49,031	—	2,583	—	—	139,513
30-59 days past due	319	552	—	—	—	—	871
60-89 days past due	70	46	—	—	—	—	116
90 or more days past due	—	50	—	—	1,893	381	2,324
Total secured consumer	88,288	49,679	—	2,583	1,893	381	142,824
Total consumer loans held for investment	$1,703,159	$1,478,079	$33,895	$24,582	$6,519	$38,440	$3,284,674

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

June 30, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Equipment finance
Pass	$38,547	$46,014	$30,499	$22,261	$13,643	$8,805	$159,769
Special mention	—	2,341	—	1,673	—	—	4,014
Substandard	—	—	—	—	321	—	321
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total equipment finance	38,547	48,355	30,499	23,934	13,964	8,805	164,104
Commercial real estate
Pass	42,015	55,353	54,903	53,913	39,314	68,991	314,489
Special mention	—	—	8,415	—	1,357	1,646	11,418
Substandard	—	—	—	265	2,362	10,450	13,077
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	540	540
Total commercial real estate	42,015	55,353	63,318	54,178	43,033	81,627	339,524
Commercial and industrial
Pass	19,232	157,143	28,776	17,649	5,184	14,143	242,127
Special mention	—	188	2,111	2,018	168	337	4,822
Substandard	—	4,904	4,366	3,760	2,100	2,062	17,192
Doubtful	—	—	—	—	—	1,170	1,170
Loss	—	—	—	—	6	1,102	1,108
Total commercial and industrial (1)	19,232	162,235	35,253	23,427	7,458	18,814	266,419
Total commercial loans and leases held for investment	$99,794	$265,943	$129,070	$101,539	$64,455	$109,246	$770,047
(1)    Includes $118.8 million of PPP loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Equipment finance
Pass	$52,440	$35,398	$26,918	$15,457	$6,184	$8,814	$—	$145,211
Special mention	1,531	—	1,810	—	—	—	—	3,341
Substandard	—	—	—	603	—	—	—	603
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	53,971	35,398	28,728	16,060	6,184	8,814	—	149,155
Commercial real estate
Pass	55,613	55,202	54,460	39,981	22,366	57,235	—	284,857
Special mention	—	8,397	—	1,366	1,018	7,242	—	18,023
Substandard	—	—	277	2,496	—	4,179	—	6,952
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	567	—	567
Total commercial real estate	55,613	63,599	54,737	43,843	23,384	69,223	—	310,399
Commercial and industrial
Pass	241,368	108,574	24,106	7,874	14,756	8,058	599	405,335
Special mention	—	—	2,207	463	1,467	40	—	4,177
Substandard	—	1,122	862	1,858	1,525	1,571	87	7,025
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	52	4	1,063	—	1,119
Total commercial and industrial (1)	241,368	109,696	27,175	10,247	17,752	10,732	686	417,656
Total commercial loans and leases held for investment	$350,952	$208,693	$110,640	$70,150	$47,320	$88,769	$686	$877,210
(1)    Includes $268.3 million of PPP loans.

The following tables present an analysis of the past due loans and leases HFI within the commercial portfolio segment:

June 30, 2022	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due
Equipment finance	$468	$912	$—	$1,380
Commercial real estate	—	—	538	538
Commercial and industrial (1)	—	48	1,353	1,401
Total commercial loans and leases held for investment	$468	$960	$1,891	$3,319

December 31, 2021	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due
Equipment finance	$—	$—	$—	$—
Commercial real estate	104	—	609	713
Commercial and industrial (1)	—	—	1,410	1,410
Total commercial loans and leases held for investment	$104	$—	$2,019	$2,123
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

The following table presents nonaccrual loans and leases:

	June 30, 2022		December 31, 2021
	Nonaccrual(1)	Nonaccrual with no related ACL(2)	Nonaccrual(1)	Nonaccrual with no related ACL(2)
Unsecured personal	$5,597	$—	$1,676	$—
Residential mortgages	772	772	1,373	1,373
Secured consumer	2,325	2,274	3,011	3,011
Total nonaccrual consumer loans held for investment	8,694	3,046	6,060	4,384

Equipment finance	321	—	603	—
Commercial real estate	907	907	989	989
Commercial and industrial	12,911	5,964	2,333	1,061
Total nonaccrual commercial loans and leases held for investment	14,139	6,871	3,925	2,050

Total nonaccrual loans and leases held for investment	$22,833	$9,917	$9,985	$6,434
(1)     Excluding PPP loans, there were no loans and leases that were 90 days or more past due and accruing as of both June 30, 2022 and December 31, 2021.
(2)     Subset of total nonaccrual loans and leases.

	June 30, 2022		December 31, 2021
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$8,694	0.26%	$6,060	0.30%
Total nonaccrual commercial loans and leases held for investment	14,139	1.84%	3,925	0.45%
Total nonaccrual loans and leases held for investment (2)	$22,833	0.56%	$9,985	0.34%
(1)     Calculated as the ratio of nonaccruing loans and leases to loans and leases HFI.
(2)     Nonaccruing loans and leases represented 0.58% and 0.38% of total loans and leases HFI, excluding PPP loans, as of June 30, 2022 and December 31, 2021, respectively.

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

Purchased Financial Assets with Credit Deterioration

Acquired loans are recorded at their fair value, which may result in the recognition of a discount or premium. In addition, the purchase price of PCD loans is grossed-up upon acquisition for the initial estimate of ACL. Subsequent changes to the ACLs are recorded as additions to or reversals of credit losses on the Condensed Consolidated Statements of Income (Income Statement).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

There were no acquired PCD loans during the second quarter and first half of 2022. Acquired PCD loans during the first half of 2021 were as follows:

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

6. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Balance Sheet for its transactions with consolidated and unconsolidated VIEs. Additionally, the assets and liabilities in the tables below exclude intercompany balances that eliminate in consolidation:

June 30, 2022	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$8,865	$—	$8,865
Securities available for sale at fair value	—	33,778	33,778
Retail and certificate loans held for investment at fair value	4,545	—	4,545
Other loans held for investment at fair value	10,388	—	10,388
Other assets	272	12,722	12,994
Total assets	$24,070	$46,500	$70,570
Liabilities
Retail notes, certificates and secured borrowings at fair value	$4,545	$—	$4,545
Payable on Structured Program borrowings	15,274	—	15,274
Other liabilities	57	—	57
Total liabilities	19,876	—	19,876
Total net assets	$4,194	$46,500	$50,694

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

The following tables present total unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary:

June 30, 2022	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Carrying value	$827,301	$33,778	$12,722	$46,500
Total exposure	N/A	$33,778	$12,722	$46,500

December 31, 2021	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Carrying value	$1,386,279	$58,177	$17,156	$75,333
Total exposure	N/A	$58,177	$17,156	$75,333
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s financial statements:

Three Months Ended June 30,	2022	2021
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$2,407	$6,513
Cash proceeds for interest received on senior securities and subordinated securities	$2,384	$3,745

Six Months Ended June 30,	2022	2021
Principal derecognized from loans securitized or sold	$41,023	$—
Net gains recognized from loans securitized or sold	$259	$—
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement	$2,180	$—
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$5,512	$14,448
Proceeds from sale of securities by consolidated VIE	$5,320	$—
Cash proceeds for interest received on senior securities and subordinated securities	$5,079	$5,611

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

As of June 30, 2022, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $758.9 million, of which $20.1 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2021, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $1.3 billion, of which $35.0 million was attributable to off-balance sheet loans that were 31 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

June 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$62,811	$62,811
Retail and certificate loans held for investment at fair value	—	—	122,078	122,078
Other loans held for investment at fair value	—	—	20,583	20,583
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	237,179	—	237,179
U.S. agency securities	—	80,708	—	80,708
Commercial mortgage-backed securities	—	26,279	—	26,279
Asset-backed senior securities and subordinated securities	—	14,653	9,913	24,566
Other asset-backed securities	—	22,480	—	22,480
CLUB Certificate asset-backed securities	—	—	9,211	9,211
Municipal securities	—	2,571	—	2,571
Total securities available for sale	—	383,870	19,124	402,994
Servicing assets	—	—	79,427	79,427
Other assets	—	—	3,190	3,190
Total assets	$—	$383,870	$307,213	$691,083

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$122,078	$122,078
Payable on Structured Program borrowings	—	—	15,274	15,274
Other liabilities	—	—	9,328	9,328
Total liabilities	$—	$—	$146,680	$146,680

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

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the second quarters and first halves of 2022 or 2021.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Held for Sale at Fair Value

As of both June 30, 2022 and December 31, 2021, the majority of loans HFS were sold shortly after origination and at committed prices. Therefore, the Company is generally not exposed to fair value fluctuations as a result of adverse changes in key assumptions.

Fair Value Reconciliation

The following tables present additional information about Level 3 loans HFS on a recurring basis:

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2022	$157,652	$(922)	$156,730
Originations and purchases	2,728,499	—	2,728,499
Transfers to loans held for investment	(11,888)	—	(11,888)
Sales	(2,803,105)	(8,738)	(2,811,843)
Principal payments and retirements	(8,112)	—	(8,112)
Charge-offs, net of recoveries	(285)	(127)	(412)
Change in fair value recorded in earnings	—	9,837	9,837
Balance at June 30, 2022	$62,761	$50	$62,811

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2021	$147,193	$(4,823)	$142,370
Originations and purchases	4,999,424	—	4,999,424
Transfers to loans held for investment	(11,888)	—	(11,888)
Sales	(5,050,753)	(18,791)	(5,069,544)
Principal payments and retirements	(20,398)	—	(20,398)
Charge-offs, net of recoveries	(817)	(645)	(1,462)
Change in fair value recorded in earnings	—	24,309	24,309
Balance at June 30, 2022	$62,761	$50	$62,811

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at March 31, 2021	$174,130	$(7,507)	$166,623
Originations and purchases	2,038,450	—	2,038,450
Sales	(1,994,910)	3,616	(1,991,294)
Principal payments and retirements	(28,914)	—	(28,914)
Charge-offs, net of recoveries	(1,768)	734	(1,034)
Change in fair value recorded in earnings	—	(3,770)	(3,770)
Balance at June 30, 2021	$186,988	$(6,927)	$180,061

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$132,600	$(10,698)	$121,902
Originations and purchases	2,980,395	(1,629)	2,978,766
Sales	(2,868,645)	10,653	(2,857,992)
Principal payments and retirements	(51,735)	—	(51,735)
Charge-offs, net of recoveries	(5,627)	3,920	(1,707)
Change in fair value recorded in earnings	—	(9,173)	(9,173)
Balance at June 30, 2021	$186,988	$(6,927)	$180,061

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Retail and Certificate Loans and Related Notes, Certificates and Secured Borrowings

The Company does not assume principal or interest rate risk on loans that were funded by its member payment- dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. At June 30, 2022 and December 31, 2021, the DCF methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. Therefore, the fair value adjustments for retail loans held for investment were largely offset by the corresponding fair value adjustments due to the payment dependent design of the retail notes, certificates and secured borrowings.

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets relating to loans sold to investors:

	June 30, 2022			December 31, 2021
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.5%	16.4%	10.0%	7.5%	16.4%	10.0%
Net cumulative expected loss rates (1)	2.2%	30.1%	11.8%	2.4%	26.4%	10.2%
Cumulative expected prepayment rates (1)	31.2%	46.6%	40.2%	32.1%	45.9%	38.4%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
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

	June 30, 2022	December 31, 2021
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(11,000)	$(9,495)
Servicing rate decrease by 0.10%	$11,000	$9,495

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions:

	June 30, 2022	December 31, 2021
Fair value of Servicing Assets	$79,427	$67,726
Discount rates
100 basis point increase	$(654)	$(558)
200 basis point increase	$(1,308)	$(1,115)
Expected loss rates
10% adverse change	$(676)	$(693)
20% adverse change	$(1,353)	$(1,386)
Expected prepayment rates
10% adverse change	$(2,118)	$(2,401)
20% adverse change	$(4,236)	$(4,802)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value at beginning of period	$72,112	$54,113	$67,726	$56,347
Issuances (1)	29,090	17,968	51,455	25,203
Change in fair value, included in Marketplace revenue	(21,034)	(12,763)	(38,013)	(24,600)
Other net changes included in Deferred revenue	(741)	(590)	(1,741)	1,778
Fair value at end of period	$79,427	$58,728	$79,427	$58,728
(1)    Represents the gains or losses on sales of the related loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

June 30, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,811,461	$—	$—	$4,093,185	$4,093,185
Other assets	1,834	—	25,054	1,834	26,888
Total assets	$3,813,295	$—	$25,054	$4,095,019	$4,120,073
Liabilities:
Deposits (1)	$239,430	$—	$—	$239,430	$239,430
Short-term borrowings	7,983	—	7,983	—	7,983
Advances from PPPLF	123,444	—	—	123,444	123,444
Other long-term debt	15,300	—	—	15,300	15,300
Other liabilities	55,869	—	21,898	33,971	55,869
Total liabilities	$442,026	$—	$29,881	$412,145	$442,026

December 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale	$248,878	$—	$—	$251,101	$251,101
Loans and leases held for investment, net	2,754,737	—	—	2,964,691	2,964,691
Other assets	18,274	—	15,630	2,644	18,274
Total assets	$3,021,889	$—	$15,630	$3,218,436	$3,234,066
Liabilities:
Deposits (1)	$68,405	$—	$—	$68,405	$68,405
Short-term borrowings	27,780	—	17,595	10,185	27,780
Advances from PPPLF	271,933	—	—	271,933	271,933
Other long-term debt	15,455	—	—	15,455	15,455
Other liabilities	51,655	—	22,187	29,468	51,655
Total liabilities	$435,228	$—	$39,782	$395,446	$435,228
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2022	December 31, 2021
Software (1)	$150,734	$121,102
Leasehold improvements	38,087	37,347
Computer equipment	29,896	29,598
Furniture and fixtures	7,371	8,346
Total property, equipment and software	226,088	196,393
Accumulated depreciation and amortization	(106,112)	(98,397)
Total property, equipment and software, net	$119,976	$97,996
(1)    Includes $33.9 million and $14.7 million of development in progress for internally-developed software and $10.0 million and $2.5 million of development in progress to customize purchased software as of June 30, 2022 and December 31, 2021, respectively.

Depreciation and amortization expense on property, equipment and software was $9.3 million and $18.8 million for the second quarter and first half of 2022, respectively. Depreciation and amortization expense on property, equipment and software was $9.9 million and $20.1 million for the second quarter and first half of 2021, respectively.

The Company records the above expenses in “Depreciation and amortization” expense on the Income Statement.

9. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both June 30, 2022 and December 31, 2021. The Company did not record any goodwill impairment expense for the second quarters and first halves of 2022 and 2021. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	June 30, 2022	December 31, 2021
Gross carrying value	$54,500	$54,500
Accumulated amortization	(35,810)	(33,319)
Net carrying value	$18,690	$21,181

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the second quarter and first half of 2022 was $1.2 million and $2.5 million, respectively. Amortization expense associated with intangible assets for the second quarter and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

first half of 2021 was $1.4 million and $2.6 million, respectively. There was no impairment loss for the second quarters and first halves of 2022 and 2021.

The expected future amortization expense for intangible assets as of June 30, 2022, is as follows:

2022	$2,356
2023	4,198
2024	3,549
2025	2,901
2026	2,252
Thereafter	3,434
Total	$18,690

10. Other Assets

Other assets consist of the following:

	June 30, 2022	December 31, 2021
Deferred tax asset, net (1)	$152,158	$—
Servicing assets (2)	81,261	70,370
Operating lease assets	71,656	77,316
Nonmarketable equity investments	35,749	31,726
Intangible assets, net (3)	18,690	21,181
Other	109,399	101,953
Total other assets	$468,913	$302,546
(1)    See “Note 15. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $11.6 billion and $10.3 billion as of June 30, 2022 and December 31, 2021, respectively.
(3)    See “Note 9. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

11. Deposits

Deposits consist of the following:

	June 30, 2022	December 31, 2021
Interest-bearing deposits:
Checking accounts	$2,295,256	$1,993,809
Savings and money market accounts	1,726,965	856,989
Certificates of deposit (1)	239,430	68,405
Total	$4,261,651	$2,919,203
Noninterest-bearing deposits	266,021	216,585
Total deposits	$4,527,672	$3,135,788
(1)    Includes $6.0 million and $14.0 million in denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand as of June 30, 2022 and December 31, 2021, respectively.

Total certificates of deposit at June 30, 2022 are scheduled to mature as follows:

2022	$26,307
2023	125,723
2024	70,069
2025	8,074
2026	945
Thereafter	8,312
Total certificates of deposit	$239,430

12. Short-term Borrowings and Long-term Debt

Short-term Borrowings:

Repurchase Agreements

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of June 30, 2022 and December 31, 2021, the Company had $8.0 million and $27.8 million, respectively, in aggregate debt outstanding under its repurchase agreements which is amortized over time through regular principal and interest payments collected from the pledged securities. At June 30, 2022, a majority of the Company’s repurchase agreements have contractual repurchase dates ranging from September 2022 to March 2028. These contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life of less than one year. At June 30, 2022 and December 31, 2021, the repurchase agreements bore interest rates ranging from 4.03% to 6.93% and 3.12% to 6.72%, respectively, which are either fixed or based on a benchmark of the weighted-average interest rate of the securities sold plus a spread. Underlying securities retained and pledged as collateral under repurchase agreements were $8.2 million and $50.5 million at June 30, 2022 and December 31, 2021, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Long-term Debt:

Advances from PPPLF

As of June 30, 2022 and December 31, 2021, outstanding PPPLF borrowings were $123.4 million and $271.9 million, respectively, and are collateralized by SBA PPP loans originated by the Company. The maturity date of the PPPLF borrowings matches the maturity date of the SBA PPP loans. When loans are forgiven by the SBA, the corresponding PPPLF advance is paid by the Company. The interest rate on the PPPLF borrowings is fixed at 0.35%.

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

The following table provides the balances of retail notes, certificates and secured borrowings at fair value as of the periods presented:

	June 30, 2022	December 31, 2021
Retail notes	$117,531	$219,435
Certificates and secured borrowings	4,547	10,284
Total retail notes, certificates and secured borrowings	$122,078	$229,719

Payable on Structured Program Borrowings

Certificate participations and securities of certain consolidated VIEs held by third-party investors are included in “Payable on Structured Program borrowings” on the Balance Sheet. As of June 30, 2022, these certificate participations and securities totaled $15.3 million and were secured by “Other loans held for investment at fair value” of $10.4 million and restricted cash of $6.5 million. As of December 31, 2021, these certificate participations and securities totaled $65.5 million and were secured by “Other loans held for investment at fair value” and “Loans held for sale” of $62.7 million and restricted cash of $11.2 million.

Other Long-term Debt

The Company has subordinated notes with an outstanding amount of $15.3 million as of both June 30, 2022 and December 31, 2021, which are due June 30, 2027. Prior to June 30, 2022, the subordinated notes were at a 6.5% fixed to floating rate and fixed interest payments were due semiannually in arrears. Subsequent to June 30, 2022, the rate resets quarterly at a rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 4.64%, with interest payments due quarterly in arrears. The subordinated notes are junior in right to the repayment in full of all existing claims of creditors and depositors of the Company. The subordinated notes may be redeemed quarterly, in whole or in part, at par plus accrued unpaid interest after June 2022 at the option of the Company.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

13. Other Liabilities

Other liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$90,284	$100,972
Operating lease liabilities	84,979	91,588
Payable to investors	21,898	22,187
Other	98,736	89,204
Total other liabilities	$295,897	$303,951

14. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including RSUs, PBRSUs, cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSUs and PBRSUs	$17,753	$17,696	$33,427	$32,439
Stock options	20	14	40	464
Total stock-based compensation expense	$17,773	$17,710	$33,467	$32,903

The Company capitalized $2.1 million and $3.7 million of stock-based compensation expense associated with developing software for internal use during the second quarter and first half of 2022, respectively. The Company capitalized $1.2 million and $2.2 million of stock-based compensation expense associated with developing software for internal use during the second quarter and first half of 2021, respectively.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	9,703,751	$12.44
Granted	4,424,312	$14.46
Vested	(2,501,539)	$12.09
Forfeited/expired	(1,134,431)	$14.02
Unvested at June 30, 2022	10,492,093	$13.19

During the first half of 2022, the Company granted 4,424,312 RSUs with an aggregate fair value of $64.0 million.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the second quarter and first half of 2022, the Company recognized $15.5 million and $29.2 million in stock-based compensation expense related to RSUs, respectively. During the second quarter and first half of 2021, the Company recognized $15.4 million and $29.0 million in stock-based compensation expense related to RSUs, respectively.

As of June 30, 2022, there was $124.7 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.1 years.

Performance-based Restricted Stock Units

PBRSUs are restricted stock unit awards that are earned and eligible for vesting (if applicable) based upon the achievement of certain pre-established performance metrics over a specific performance period. The Company’s outstanding PBRSU awards have a multi-year market-based performance metric with no additional time-based vesting for any earned shares. For PBRSU awards with market-based metrics, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metrics) and expensed over the performance period.

The following table summarizes the activities for the Company’s PBRSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	1,771,869	$9.72
Granted	743,074	$8.83
Vested	(253,347)	$5.48
Unvested at June 30, 2022	2,261,596	$9.91

During the first half of 2022, the Company granted 743,074 PBRSUs with an aggregate fair value of $6.6 million.

During the second quarter and first half of 2022, the Company recognized $2.3 million and $4.2 million in stock-based compensation expense related to PBRSUs, respectively. During the second quarter and first half of 2021, the Company recognized $2.3 million and $3.5 million in stock-based compensation expense related to PBRSUs, respectively

As of June 30, 2022, there was $11.8 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.4 years.

15. Income Taxes

For the second quarter and first half of 2022, the Company recorded an income tax benefit of $132.0 million and $127.0 million, respectively. The income tax benefit for the first half of 2022 was primarily due to the release of a $135.3 million valuation allowance against the Company’s deferred tax assets, partially offset by a $3.3 million state income tax expense. For the second quarter and first half of 2021, the Company recorded an income tax benefit (expense) of $(0.2) million and $2.6 million, respectively. The income tax benefit for the first half of 2021 was primarily related to changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the Acquisition.

The Company has evaluated both positive and negative evidence when assessing the recoverability of its net deferred tax assets. Several factors were considered, which primarily included the Company’s business model

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

transition and resulting increase in profitability and the expectation of continued profitability. These factors resulted in the release of the majority of the Company’s valuation allowance against its deferred tax assets during the second quarter of 2022.

The following table summarizes the Company’s net deferred tax assets:

	June 30, 2022	December 31, 2021
Deferred tax assets (liabilities), net	$222,011	$223,367
Valuation allowance	(69,853)	(223,367)
Deferred tax assets, net of valuation allowance	$152,158	$—

16. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the second quarter and first half of 2022, interest earned on Equipment Finance was $2.5 million and $5.1 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement. For the second quarter and first half of 2021, interest earned on Equipment Finance was $3.2 million and $5.1 million, respectively.

The components of Equipment Finance assets are as follows:

	June 30, 2022	December 31, 2021
Lease receivables	$139,872	$122,927
Unguaranteed residual asset values	38,489	36,837
Unearned income	(15,052)	(10,989)
Deferred fees	795	380
Total	$164,104	$149,155

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of June 30, 2022 were as follows:

2022	$24,626
2023	44,169
2024	36,027
2025	23,602
2026	13,382
Thereafter	8,672
Total lease payments	$150,478
Discount effect	(10,606)
Present value of future minimum lease payments	$139,872

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Lessee Arrangements

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of June 30, 2022, the lease agreements have remaining lease terms ranging from approximately two years to nine years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. The Company was the sublessor of a portion of its office space in San Francisco for which lease terms have expired as of June 30, 2022. As of June 30, 2022, the Company pledged $0.8 million of cash and $5.5 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	June 30, 2022	December 31, 2021
Operating lease assets	Other assets	$71,656	$77,316
Operating lease liabilities (1)	Other liabilities	$84,979	$91,588
(1)    The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent.

Components of net lease costs were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Net Lease Costs	Income Statement Classification	2022	2021	2022	2021
Operating lease costs (1)	Occupancy	$(4,366)	$(4,777)	$(8,846)	$(9,754)
Sublease revenue	Other non-interest income	1,310	1,537	2,847	3,074
Net lease costs		$(3,056)	$(3,240)	$(5,999)	$(6,680)
(1)    Includes variable lease costs of $0.3 million and $0.4 million for the second quarters of 2022 and 2021, respectively. Includes variable lease costs of $0.7 million and $0.5 million for the first halves of 2022 and 2021, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-cash operating activity:
Leased assets obtained in exchange for new and amended operating lease liabilities (1)	$—	$—	$—	$12,914
(1)    Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows. Amount includes noncash remeasurements of the operating lease ROU asset.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s future minimum undiscounted lease payments under operating leases as of June 30, 2022 were as follows:

Operating Lease Payments
2022	$6,179
2023	12,554
2024	12,810
2025	13,163
2026	13,375
Thereafter	48,975
Total lease payments	$107,056
Discount effect	(22,077)
Present value of future minimum lease payments	$84,979

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	June 30, 2022
Weighted-average remaining lease term (in years)	8.21
Weighted-average discount rate	5.44%

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

Unfunded Loan Commitments

As of June 30, 2022 and December 31, 2021, the contractual amount of unfunded loan commitments was $132.6 million and $110.8 million, respectively. See “Note 5. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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

The following table summarizes LC Bank’s regulatory capital amounts and ratios (in millions):

LendingClub Bank	June 30, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$710.1	16.7%	$523.7	16.7%	7.0%
Tier 1 capital	$710.1	16.7%	$523.7	16.7%	8.5%
Total capital	$765.2	18.0%	$563.7	18.0%	10.5%
Tier 1 leverage	$710.1	13.4%	$523.7	14.3%	4.0%
Risk-weighted assets	$4,247.3	N/A	$3,130.4	N/A	N/A
Quarterly adjusted average assets	$5,289.7	N/A	$3,667.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table presents the regulatory capital and ratios of the Company (in millions):

LendingClub	June 30, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$894.9	20.0%	$710.0	21.3%	7.0%
Tier 1 capital	$894.9	20.0%	$710.0	21.3%	8.5%
Total capital	$964.9	21.6%	$767.9	23.0%	10.5%
Tier 1 leverage	$894.9	16.2%	$710.0	16.5%	4.0%
Risk-weighted assets	$4,463.5	N/A	$3,333.2	N/A	N/A
Quarterly adjusted average assets	$5,532.5	N/A	$4,301.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. As permitted by the rule, the Company elected to delay the estimated impact of CECL on regulatory capital, resulting in a CET1 capital benefit of $35 million at December 31, 2021. This benefit is phased out over a three-year transition period that commenced on January 1, 2022 at a rate of 25% each year through January 1, 2025.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At June 30, 2022 and December 31, 2021, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since June 30, 2022 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. Additionally, under the OCC Operating Agreement, LC Bank is required to obtain a written determination of non-objection from the OCC before declaring any dividend. No dividends were declared by LC Bank during the first half of 2022 or during 2021.

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

19. Other Non-interest Income and Non-interest Expense

Other non-interest income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Referral revenue	$4,025	$2,762	$7,716	$5,356
Realized gains (losses) on sales of securities available for sale and other investments	—	148	36	(96)
Other	3,423	3,831	9,587	7,088
Total other non-interest income	$7,448	$6,741	$17,339	$12,348

Other non-interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consumer credit services	$5,670	$4,240	$11,194	$7,532
Other	11,751	10,401	20,231	19,234
Total other non-interest expense	$17,421	$14,641	$31,425	$26,766

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$191,087	$128,714	$11,167	$23,021	$4,130	$—	$206,384	$151,735
Other non-interest income	20,041	28,340	3,914	4,281	(16,507)	(25,880)	7,448	6,741
Total non-interest income	211,128	157,054	15,081	27,302	(12,377)	(25,880)	213,832	158,476

Interest income:
Interest income	120,152	45,325	8,316	22,402	—	—	128,468	67,727
Interest expense	(6,213)	(1,972)	(6,029)	(19,850)	—	—	(12,242)	(21,822)
Net interest income	113,939	43,353	2,287	2,552	—	—	116,226	45,905

Total net revenue	325,067	200,407	17,368	29,854	(12,377)	(25,880)	330,058	204,381

(Provision for) reversal of credit losses	(70,566)	(34,956)	—	322	—	—	(70,566)	(34,634)
Non-interest expense	(196,636)	(138,182)	(25,127)	(47,837)	12,377	25,880	(209,386)	(160,139)
Income (Loss) before income tax benefit (expense)	57,865	27,269	(7,759)	(17,661)	—	—	50,106	9,608
Income tax benefit (expense)	(17,318)	12,513	85,864	8,922	63,408	(21,672)	131,954	(237)
Net income (loss)	$40,547	$39,782	$78,105	$(8,739)	$63,408	$(21,672)	$182,060	$9,371
Capital expenditures	$15,783	$8,619	$—	$—	$—	$—	$15,783	$8,619
Depreciation and amortization	$3,510	$974	$7,047	$10,534	$—	$—	$10,557	$11,508

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Six Months Ended June 30,	Five Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,	Five Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$355,922	$164,776	$26,298	$68,686	$4,130	$—	$386,350	$233,462
Other non-interest income	39,539	48,040	8,137	8,379	(30,337)	(44,071)	17,339	12,348
Total non-interest income	395,461	212,816	34,435	77,065	(26,207)	(44,071)	403,689	245,810

Interest income:
Interest income	219,975	62,823	20,146	49,494	—	—	240,121	112,317
Interest expense	(9,857)	(3,219)	(14,358)	(44,687)	—	—	(24,215)	(47,906)
Net interest income	210,118	59,604	5,788	4,807	—	—	215,906	64,411

Total net revenue	605,579	272,420	40,223	81,872	(26,207)	(44,071)	619,595	310,221

(Provision for) reversal of credit losses	(123,075)	(58,919)	—	2,792	—	—	(123,075)	(56,127)
Non-interest expense	(375,095)	(213,681)	(51,702)	(124,781)	26,207	44,071	(400,590)	(294,391)
Income (Loss) before income tax benefit (expense)	107,409	(180)	(11,479)	(40,117)	—	—	95,930	(40,297)
Income tax benefit (expense)	(29,673)	12,536	103,591	11,214	53,048	(21,166)	126,966	2,584
Net income (loss)	$77,736	$12,356	$92,112	$(28,903)	$53,048	$(21,166)	$222,896	$(37,713)
Capital expenditures	$37,358	$13,173	$—	$1,811	$—	$—	$37,358	$14,984
Depreciation and amortization	$7,010	$1,590	$14,586	$21,684	$—	$—	$21,596	$23,274

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Assets
Total cash and cash equivalents	$1,004,602	$659,919	$95,755	$88,268	$(58,377)	$(61,061)	$1,041,980	$687,126
Restricted cash	—	—	66,044	76,540	(5,792)	(80)	60,252	76,460
Securities available for sale at fair value	370,567	205,730	32,427	57,800	—	—	402,994	263,530
Loans held for sale	62,811	335,449	—	55,799	—	—	62,811	391,248
Loans and leases held for investment, net	3,811,461	2,754,737	—	—	—	—	3,811,461	2,754,737
Retail and certificate loans held for investment at fair value	—	—	122,078	229,719	—	—	122,078	229,719
Other loans held for investment at fair value	—	—	20,583	21,240	—	—	20,583	21,240
Property, equipment and software, net	73,002	36,424	46,974	61,572	—	—	119,976	97,996
Investment in subsidiary	—	—	634,102	557,577	(634,102)	(557,577)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	264,600	254,075	230,379	168,042	(26,066)	(119,571)	468,913	302,546
Total assets	5,662,760	4,322,051	1,248,342	1,316,557	(724,337)	(738,289)	6,186,765	4,900,319
Liabilities and Equity
Total deposits	4,591,841	3,196,929	—	—	(64,169)	(61,141)	4,527,672	3,135,788
Short-term borrowings	165	165	7,818	27,615	—	—	7,983	27,780
Advances from PPPLF	123,444	271,933	—	—	—	—	123,444	271,933
Retail notes, certificates and secured borrowings at fair value	—	—	122,078	229,719	—	—	122,078	229,719
Payable on Structured Program borrowings	—	—	15,274	65,451	—	—	15,274	65,451
Other long-term debt	—	—	15,300	15,455	—	—	15,300	15,455
Other liabilities	187,089	218,775	134,874	150,727	(26,066)	(65,551)	295,897	303,951
Total liabilities	4,902,539	3,687,802	295,344	488,967	(90,235)	(126,692)	5,107,648	4,050,077
Total equity	760,221	634,249	952,998	827,590	(634,102)	(611,597)	1,079,117	850,242
Total liabilities and equity	$5,662,760	$4,322,051	$1,248,342	$1,316,557	$(724,337)	$(738,289)	$6,186,765	$4,900,319

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
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
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
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

Executive Summary

•Loan originations: Total loan originations for the second quarter of 2022 were $3.8 billion, increasing 19% sequentially and 41% year-over-year. The increase was primarily driven by the growth in unsecured personal loan origination volume.
◦Loan originations held for investment (HFI) were $1.0 billion, increasing 19% sequentially and 89% year-over-year.
◦Loan originations HFI as a percentage of total loan originations was 27% for both the second and first quarters of 2022 and 20% for the second quarter of 2021. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.

•Total net revenue: Total net revenue for the second quarter of 2022 was $330.1 million, improving 14% sequentially and 61% year-over-year. The increase was due to the growth in marketplace revenue and increased net interest income.
◦Marketplace revenue: Marketplace revenue for the second quarter of 2022 was $206.4 million, improving 15% sequentially and 36% year-over-year. The increase reflects growth in marketplace originations and investor demand.
◦Net interest income: Net interest income for the second quarter of 2022 was $116.2 million, improving 17% sequentially and 153% year-over-year. The increase was primarily due to an increase in unsecured personal loans retained in current and prior periods as HFI.

•Provision for credit losses: Provision for credit losses for the second quarter of 2022 was $70.6 million, increasing 34% sequentially and 104% year-over-year. The increase was primarily due to growth in loans HFI.

•Total non-interest expense: Total non-interest expense for the second quarter of 2022 was $209.4 million, increasing 10% sequentially and 31% year-over-year. The increase was primarily driven by an increase in variable marketing expenses based on higher origination volume.

•Net income: Net income for the second quarter of 2022 was $182.1 million, increasing by $141.2 million sequentially and $172.7 million year-over-year. Net income for the second quarter of 2022 included a $135.3 million tax benefit due to the reversal of the majority our valuation allowance against our deferred tax assets.

•Net income excluding income tax benefit: Net income excluding income tax benefit for the second quarter of 2022 was $46.8 million, increasing by $5.9 million sequentially and $37.4 million year-over-year.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
•Pre-tax, pre-provision income: Pre-tax, pre-provision income for the second quarter of 2022 was $120.7 million, increasing by $22.3 million sequentially and $76.4 million year-over-year, consistent with revenue growth and improved operating efficiency.

•Loans and leases held for investment: Loans and leases held for investment, net of allowance for loan and lease losses, were $3.8 billion at June 30, 2022, growing 18% sequentially and 66% year-over-year.

•Deposits: Total deposits at June 30, 2022 were $4.5 billion, growing 14% sequentially and 78% year-over-year, supporting growth in loans HFI.

The above summary should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety. For additional discussion related to our operating segments, see “Segment Information.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
Financial Highlights

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Non-interest income	$213,832	$189,857	$158,476	$403,689	$245,810
Net interest income	116,226	99,680	45,905	215,906	64,411
Total net revenue	330,058	289,537	204,381	619,595	310,221
Non-interest expense	209,386	191,204	160,139	400,590	294,391
Pre-tax, pre-provision income	120,672	98,333	44,242	219,005	15,830
Provision for credit losses	70,566	52,509	34,634	123,075	56,127
Income (Loss) before income tax benefit (expense)	50,106	45,824	9,608	95,930	(40,297)
Income tax benefit (expense)	131,954	(4,988)	(237)	126,966	2,584
Net income (loss)	182,060	40,836	9,371	222,896	(37,713)
Income tax benefit from release of tax valuation allowance	135,300	—	—	135,300	—
Net income (loss) excluding income tax benefit (1)	$46,760	$40,836	$9,371	$87,596	$(37,713)

Basic EPS	$1.77	$0.40	$0.10	$2.13	$(0.39)
Diluted EPS	$1.73	$0.39	$0.09	$2.13	$(0.39)
Diluted EPS impact of income tax benefit from release of tax valuation allowance	$1.28	—	—	$1.28	—
Diluted EPS excluding income tax benefit (1)	$0.45	$0.39	$0.09	$0.85	$(0.39)

LendingClub Bank Performance Metrics:
Efficiency ratio (2)	60.5%	63.6%	69.0%	61.9%	78.4%
Return on average equity (ROE)	21.5%	22.5%	34.7%	11.0%	4.1%
Return on average total assets (ROA)	3.0%	3.1%	4.7%	1.5%	0.6%

LendingClub Bank Capital Ratios:
CET1 1 Capital Ratio	16.7%	16.0%	18.7%	16.7%	18.7%
Tier 1 Leverage Ratio	13.4%	13.2%	13.5%	13.4%	13.5%

Consolidated LendingClub Corporation Performance Metrics:
Net interest margin	8.5%	8.3%	4.7%	8.4%	3.8%
Efficiency ratio (2)	63.4%	66.0%	78.4%	64.7%	94.9%
Return on average equity (ROE)	33.8%	18.7%	5.0%	24.4%	N/A
Return on average total assets (ROA)	5.5%	3.1%	0.8%	4.0%	N/A
Marketing as a % of loan originations	1.6%	1.7%	1.3%	1.7%	1.3%

Loan Originations (in millions):
Marketplace loans	$2,819	$2,360	$2,182	$5,180	$3,320
Loan originations held for investment	1,021	856	541	1,877	885
Total loan originations	$3,840	$3,217	$2,722	$7,057	$4,206
Loan originations held for investment as % of total loan originations	27%	27%	20%	27%	21%

AUM (in millions) (3)	$14,783	$13,341	$10,741	$14,783	$10,741
N/A – Not applicable
(1)    The second quarter and first half of 2022 includes an income tax benefit of $135.3 million due to the release of our deferred tax asset valuation allowance. See “Non-GAAP Financial Measures” for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
(2)    Calculated as the ratio of non-interest expense to total net revenue.
(3)    Assets under management (AUM) reflects loans serviced on our platform, which includes outstanding balances of unsecured personal loans, auto refinance loans and education and patient finance loans serviced for others and retained for investment by the Company.

	As of the Three Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021
Balance Sheet Data:
Loans and leases held for investment, net, excluding PPP loans	$3,692,667	$3,049,325	$1,791,492
PPP loans	$118,794	$184,986	$507,553
Total loans and leases held for investment, net	$3,811,461	$3,234,311	$2,299,045
Total assets	$6,186,765	$5,574,425	$4,370,101
Total deposits	$4,527,672	$3,977,477	$2,539,704
Total liabilities	$5,107,648	$4,686,991	$3,607,742
Total equity	$1,079,117	$887,434	$762,359

Allowance Ratios:
ALLL to total loans and leases held for investment	6.0%	5.5%	3.0%
ALLL to total loans and leases held for investment, excluding PPP loans	6.2%	5.8%	3.8%
ALLL to consumer loans and leases held for investment	6.9%	6.6%	4.3%
ALLL to commercial loans and leases held for investment	2.0%	1.8%	1.5%
ALLL to commercial loans and leases held for investment, excluding PPP loans	2.3%	2.3%	2.8%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2022	March 31, 2022	June 30, 2021	Q2 2022 vs Q2 2021	Q2 2022 vs Q1 2022
Non-interest income:
Marketplace revenue	$206,384	$179,966	$151,735	36%	15%
Other non-interest income	7,448	9,891	6,741	10%	(25)%
Total non-interest income	213,832	189,857	158,476	35%	13%

Interest income:
Interest on loans held for sale	7,130	7,450	8,694	(18)%	(4)%
Interest and fees on loans and leases held for investment	108,911	91,442	39,068	179%	19%
Interest on retail and certificate loans held for investment at fair value	5,091	6,969	16,014	(68)%	(27)%
Interest on other loans held for investment at fair value	631	593	1,222	(48)%	6%
Interest on securities available for sale	4,426	4,511	2,539	74%	(2)%
Other	2,279	688	190	N/M	231%
Total interest income	128,468	111,653	67,727	90%	15%

Interest expense:
Interest on deposits	6,078	3,438	1,699	258%	77%
Interest on short-term borrowings	417	435	1,003	(58)%	(4)%
Interest on retail notes, certificates and secured borrowings	5,091	6,969	16,014	(68)%	(27)%
Interest on Structured Program borrowings	360	764	2,668	(87)%	(53)%
Interest on other long-term debt	296	367	438	(32)%	(19)%
Total interest expense	12,242	11,973	21,822	(44)%	2%

Net interest income	116,226	99,680	45,905	153%	17%

Total net revenue	330,058	289,537	204,381	61%	14%

Provision for credit losses	70,566	52,509	34,634	104%	34%

Non-interest expense:
Compensation and benefits	85,103	81,610	71,925	18%	4%
Marketing	61,497	55,080	35,107	75%	12%
Equipment and software	12,461	11,046	9,281	34%	13%
Occupancy	6,209	6,019	6,157	1%	3%
Depreciation and amortization	10,557	11,039	11,508	(8)%	(4)%
Professional services	16,138	12,406	11,520	40%	30%
Other non-interest expense	17,421	14,004	14,641	19%	24%
Total non-interest expense	209,386	191,204	160,139	31%	10%

Income before income tax benefit (expense)	50,106	45,824	9,608	422%	9%
Income tax benefit (expense)	131,954	(4,988)	(237)	N/M	N/M
Net income	$182,060	$40,836	$9,371	N/M	N/M

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2022	2021	Change (%)
Non-interest income:
Marketplace revenue	$386,350	$233,462	65%
Other non-interest income	17,339	12,348	40%
Total non-interest income	403,689	245,810	64%

Interest income:
Interest on loans held for sale	14,580	13,851	5%
Interest and fees on loans and leases held for investment	200,353	54,369	269%
Interest on retail and certificate loans held for investment at fair value	12,060	36,276	(67)%
Interest on other loans held for investment at fair value	1,224	2,701	(55)%
Interest on securities available for sale	8,937	4,774	87%
Other	2,967	346	N/M
Total interest income	240,121	112,317	114%

Interest expense:
Interest on deposits	9,516	2,713	251%
Interest on short-term borrowings	852	2,267	(62)%
Interest on retail notes, certificates and secured borrowings	12,060	36,276	(67)%
Interest on Structured Program borrowings	1,124	5,876	(81)%
Interest on other long-term debt	663	774	(14)%
Total interest expense	24,215	47,906	(49)%

Net interest income	215,906	64,411	235%

Total net revenue	619,595	310,221	100%

Provision for credit losses	123,075	56,127	119%

Non-interest expense:
Compensation and benefits	166,713	136,345	22%
Marketing	116,577	54,652	113%
Equipment and software	23,507	17,174	37%
Occupancy	12,228	13,057	(6)%
Depreciation and amortization	21,596	23,274	(7)%
Professional services	28,544	23,123	23%
Other non-interest expense	31,425	26,766	17%
Total non-interest expense	400,590	294,391	36%

Income (Loss) before income tax benefit	95,930	(40,297)	N/M
Income tax benefit	126,966	2,584	N/M
Net income (loss)	$222,896	$(37,713)	N/M

The analysis below is presented for the following periods: Second quarter of 2022 compared to the first quarter of 2022 (sequential), second quarter of 2022 compared to the second quarter of 2021 (year-over-year) and the first half of 2022 compared to the first half of 2021 (six months-over-six months). As a result of the timing of the Company’s acquisition of Radius on February 1, 2021, our results of operations discussed below for the six month period ended June 30, 2021 only reflect the revenue and expenses generated by LendingClub Bank for five months of such period.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)

Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	June 30, 2022	March 31, 2022	June 30, 2021	Q2 2022 vs Q2 2021	Q2 2022 vs Q1 2022
Origination fees	$149,252	$122,093	$113,802	31%	22%
Servicing fees	18,166	18,514	22,714	(20)%	(2)%
Gain on sales of loans	29,319	24,110	19,317	52%	22%
Net fair value adjustments	9,647	15,249	(4,098)	N/M	(37)%
Total marketplace revenue	$206,384	$179,966	$151,735	36%	15%

	Six Months Ended June 30,
	2022	2021	Change (%)
Origination fees	$271,345	$169,361	60%
Servicing fees	36,680	45,880	(20)%
Gain on sales of loans	53,429	27,640	93%
Net fair value adjustments	24,896	(9,419)	N/M
Total marketplace revenue	$386,350	$233,462	65%

We elected to account for HFS loans under the fair value option. With the election of the fair value option, origination fees, net fair value adjustments prior to sale of the loans, and servicing asset gains on the sales of the loans, are reported as separate components of “Marketplace revenue.”

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

The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Marketplace loans	$2,819,263	$2,360,238	$2,181,620	$5,179,501	$3,320,356
Loan originations held for investment	1,021,110	856,312	540,823	1,877,422	885,237
Total loan originations	$3,840,373	$3,216,550	$2,722,443	$7,056,923	$4,205,593
Origination fees were $149.3 million and $122.1 million for the second and first quarters of 2022, respectively, an increase of 22%. The increase was due to higher origination volume of marketplace loans. Loan origination volume of marketplace loans increased to $2.8 billion for the second quarter of 2022 compared to $2.4 billion for the first quarter of 2022, an increase of 19%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
Origination fees were $149.3 million and $113.8 million for the second quarters of 2022 and 2021, respectively, an increase of 31%. The increase was due to higher origination volume of marketplace loans. Loan origination volume of marketplace loans increased to $2.8 billion for the second quarter of 2022 compared to $2.2 billion for the second quarter of 2021, an increase of 29%.

Origination fees were $271.3 million and $169.4 million for the first halves of 2022 and 2021, respectively, an increase of 60%. The increase was due to higher origination volume of marketplace loans. Loan origination volume of marketplace loans increased to $5.2 billion for the first half of 2022 compared to $3.3 billion for the first half of 2021, an increase of 56%.

Servicing Fees

We receive servicing fees to compensate us for servicing loans on behalf of investors, including managing payments from borrowers, collections and payments to those investors. Servicing fee revenue related to loans sold also includes the change in fair value of servicing assets associated with the loans.

The table below illustrates AUM serviced on our platform by the method in which the loans were financed as of the end of each period presented. Loans sold and subsequently serviced on behalf of the investor represent a key driver of our servicing fee revenue.

	Three Months Ended			Change (%)
	June 30, 2022	March 31, 2022	June 30, 2021	Q2 2022 vs Q2 2021	Q2 2022 vs Q1 2022
AUM (in millions):
Loans sold	$11,382	$10,475	$9,289	23%	9%
Loans held by LendingClub Bank	3,258	2,669	917	255%	22%
Retail notes, certificates and secured borrowings	127	175	414	(69)%	(27)%
Other loans invested in by the Company	16	22	121	(87)%	(27)%
Total	$14,783	$13,341	$10,741	38%	11%

In addition to the loans serviced on our marketplace platform, we earned servicing fee revenue on $183.6 million, $197.4 million and $257.2 million in outstanding principal balance of commercial loans sold as of June 30, 2022, March 31, 2022 and June 30, 2021, respectively.

Servicing fees remained relatively flat at $18.2 million and $18.5 million for the second and first quarters of 2022, respectively. This was primarily due to a higher principal balance of loans serviced, offset by changes in the fair value of our servicing asset.

Servicing fees were $18.2 million and $22.7 million for the second quarters of 2022 and 2021, respectively, a decrease of 20%. The decrease in revenue was primarily due to changes in the fair value of our servicing asset, partially offset by a higher principal balance of loans serviced.

Servicing fees were $36.7 million and $45.9 million for the first halves of 2022 and 2021, respectively, a decrease of 20%. The decrease in revenue was primarily due to changes in the fair value of our servicing asset, partially offset by a higher principal balance of loans serviced.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

Gain on sales of loans was $29.3 million and $24.1 million for the second and first quarters of 2022, respectively, an increase of 22%. The increase was primarily due to an increase in the volume of marketplace loans sold.

Gain on sales of loans was $29.3 million and $19.3 million for the second quarters of 2022 and 2021, respectively, an increase of 52%. The increase was primarily due to an increase in the volume of marketplace loans sold.

Gain on sales of loans was $53.4 million and $27.6 million for the first halves of 2022 and 2021, respectively, an increase of 93%. The increase was primarily due to an increase in the volume of marketplace loans sold.

Net Fair Value Adjustments

We record fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

Net fair value adjustments were $9.6 million and $15.2 million for the second and first quarters of 2022, respectively, a decrease of $5.6 million. The decrease was primarily due to lower loan sale prices, partially offset by an increase in the volume of marketplace loans sold.

Net fair value adjustments were $9.6 million and $(4.1) million for the second quarters of 2022 and 2021, respectively, an increase of $13.7 million. The increase was primarily due to higher loan sale prices and an increase in the volume of marketplace loans sold.

Net fair value adjustments were $24.9 million and $(9.4) million for the first halves of 2022 and 2021, respectively, an increase of $34.3 million. The increase was primarily due to higher loan sale prices and an increase in the volume of marketplace loans sold.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
Other Non-interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The table below illustrates the composition of other non-interest income for each period presented:

	Three Months Ended			Change (%)
	June 30, 2022	March 31, 2022	June 30, 2021	Q2 2022 vs Q2 2021	Q2 2022 vs Q1 2022
Referral revenue	$4,025	$3,691	$2,762	46%	9%
Realized gains on sales of securities available for sale and other investments	—	36	148	(100)%	(100)%
Other	3,423	6,164	3,831	(11)%	(44)%
Other non-interest income	$7,448	$9,891	$6,741	10%	(25)%

	Six Months Ended June 30,
	2022	2021	Change (%)
Referral revenue	$7,716	$5,356	44%
Realized gains (losses) on sales of securities available for sale and other investments	36	(96)	(138)%
Other	9,587	7,088	35%
Other non-interest income	$17,339	$12,348	40%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
Net Interest Income

The tables below present net interest income information corresponding to interest-earning assets and interest-bearing funding sources on a consolidated basis for the Company.

	Consolidated LendingClub Corporation (1)
	Three Months Ended June 30, 2022			Three Months Ended March 31, 2022			Three Months Ended June 30, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (2)
Cash, cash equivalents, restricted cash and other	$1,023,192	$2,279	0.89%	$892,921	$688	0.31%	$642,182	$190	0.12%
Securities available for sale at fair value	409,327	4,426	4.32%	325,155	4,511	5.55%	273,956	2,539	3.71%
Loans held for sale	156,503	7,130	18.22%	255,139	7,450	11.68%	243,445	8,694	14.29%
Loans and leases held for investment:
Unsecured personal loans	2,692,148	95,529	14.19%	2,060,323	78,376	15.22%	511,787	19,499	15.24%
Secured consumer loans	268,091	2,351	3.51%	232,235	2,275	3.92%	532,426	5,173	3.89%
Commercial loans and leases	644,002	8,732	5.42%	620,660	7,588	4.89%	623,735	9,062	5.81%
PPP loans	149,454	2,299	6.15%	222,517	3,203	5.76%	615,942	5,334	3.46%
Loans and leases held for investment	3,753,695	108,911	11.61%	3,135,735	91,442	11.66%	2,283,890	39,068	6.84%
Retail and certificate loans held for investment at fair value	144,613	5,091	14.08%	198,813	6,969	14.02%	448,822	16,014	14.27%
Other loans held for investment at fair value	16,991	631	14.85%	18,523	593	12.80%	38,662	1,222	12.64%
Total interest-earning assets	5,504,321	128,468	9.34%	4,826,286	111,653	9.25%	3,930,957	67,727	6.89%

Cash and due from banks and restricted cash	75,517			92,683			144,897
Allowance for loan and lease losses	(202,904)			(163,631)			(51,109)
Other non-interest earning assets	490,412			486,363			447,826
Total assets	$5,867,346			$5,241,701			$4,472,571

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$2,463,710	$2,664	0.43%	$2,240,450	$1,724	0.31%	$2,071,112	$1,618	0.31%
Savings accounts and certificates of deposit	1,555,607	3,414	0.88%	1,071,133	1,714	0.64%	301,939	81	0.11%
Interest-bearing deposits	4,019,317	6,078	0.61%	3,311,583	3,438	0.42%	2,373,051	1,699	0.29%
Short-term borrowings	10,874	417	15.35%	20,371	435	8.56%	79,511	1,003	5.05%
Advances from PPPLF	151,278	135	0.36%	234,872	206	0.35%	312,168	272	0.35%
Retail notes, certificates and secured borrowings	144,613	5,091	14.08%	198,813	6,969	14.02%	449,057	16,014	14.27%
Structured Program borrowings	18,439	360	7.81%	42,026	764	7.29%	121,738	2,668	8.77%
Other long-term debt	15,357	161	4.20%	15,421	161	4.19%	16,404	166	4.05%
Total interest-bearing liabilities	4,359,878	12,242	1.12%	3,823,086	11,973	1.25%	3,351,929	21,822	2.61%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)

	Consolidated LendingClub Corporation (1)
	Three Months Ended June 30, 2022			Three Months Ended March 31, 2022			Three Months Ended June 30, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	292,750			227,337			92,588
Other liabilities	261,796			319,241			276,723
Total liabilities	$4,914,424			$4,369,664			$3,721,240

Total equity	$952,922			$872,037			$751,331
Total liabilities and equity	$5,867,346			$5,241,701			$4,472,571

Interest rate spread			8.21%			8.00%			4.29%

Net interest income and net interest margin		$116,226	8.45%		$99,680	8.26%		$45,905	4.67%
(1)    Consolidated presentation reflects intercompany eliminations.
(2)    Nonaccrual loans and any related income are included in their respective loan categories.

An analysis of the sequential and year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$114	$1,477	$1,591
Securities available for sale at fair value	1,030	(1,115)	(85)
Loans held for sale	(3,539)	3,219	(320)
Loans and leases held for investment	17,932	(463)	17,469
Retail and certificate loans held for investment at fair value	(1,909)	31	(1,878)
Other loans held for investment at fair value	(52)	90	38
Total increase in interest income on interest-earning assets	$13,576	$3,239	$16,815
Interest-bearing liabilities
Checking and money market accounts	$186	$754	$940
Savings accounts and certificates of deposit	933	767	1,700
Interest-bearing deposits	1,119	1,521	2,640
Short-term borrowings	(263)	245	(18)
Advances from PPPLF	(73)	2	(71)
Retail notes, certificates and secured borrowings	(1,909)	31	(1,878)
Structured Program borrowings	(455)	51	(404)
Total increase (decrease) in interest expense on interest-bearing liabilities	$(1,581)	$1,850	$269

Increase in net interest income	$15,157	$1,389	$16,546
(1)     Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$174	$1,915	$2,089
Securities available for sale at fair value	1,411	476	1,887
Loans held for sale	(3,586)	2,022	(1,564)
Loans and leases held for investment	33,550	36,293	69,843
Retail and certificate loans held for investment at fair value	(10,713)	(210)	(10,923)
Other loans held for investment at fair value	(776)	185	(591)
Total increase in interest income on interest-earning assets	$20,060	$40,681	$60,741
Interest-bearing liabilities
Checking and money market accounts	$346	$700	$1,046
Savings accounts and certificates of deposit	1,222	2,111	3,333
Interest-bearing deposits	1,568	2,811	4,379
Short-term borrowings	(1,392)	806	(586)
Advances from PPPLF	(142)	5	(137)
Retail notes, certificates and secured borrowings	(10,713)	(210)	(10,923)
Structured Program borrowings	(2,044)	(264)	(2,308)
Other long-term debt	(11)	6	(5)
Total decrease in interest expense on interest-bearing liabilities	$(12,734)	$3,154	$(9,580)

Increase in net interest income	$32,794	$37,527	$70,321
(1)     Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)

	Consolidated LendingClub Corporation (1)
	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (2)
Cash, cash equivalents, restricted cash and other	$958,057	$2,967	0.62%	$760,361	$346	0.09%
Securities available for sale at fair value	367,241	8,937	4.87%	311,204	4,774	3.07%
Loans held for sale	205,821	14,580	14.17%	229,384	13,851	12.08%
Loans and leases held for investment:
Unsecured personal loans	2,376,236	173,905	14.64%	368,275	22,891	14.92%
Secured consumer loans	250,163	4,626	3.70%	528,089	8,388	3.81%
Commercial loans and leases	632,331	16,320	5.16%	616,561	14,181	5.52%
PPP loans	185,986	5,502	5.92%	618,046	8,909	3.46%
Loans and leases held for investment	3,444,716	200,353	11.63%	2,130,971	54,369	6.12%
Retail and certificate loans held for investment at fair value	171,713	12,060	14.05%	511,144	36,276	14.19%
Other loans held for investment at fair value	17,757	1,224	13.78%	42,416	2,701	12.74%
Total interest-earning assets	5,165,305	240,121	9.30%	3,985,480	112,317	6.18%

Cash and due from banks and restricted cash	84,100			140,196
Allowance for loan and lease losses	(183,268)			(42,808)
Other non-interest earning assets	488,387			390,741
Total assets	$5,554,524			$4,473,609

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$2,352,080	$4,388	0.37%	$1,939,015	$2,531	0.26%
Savings accounts and certificates of deposit	1,313,370	5,128	0.78%	310,538	182	0.12%
Interest-bearing deposits	3,665,450	9,516	0.52%	2,249,553	2,713	0.29%
Short-term borrowings	15,622	852	10.91%	89,196	2,267	5.08%
Advances from PPPLF	193,075	341	0.35%	349,071	505	0.35%
Retail notes, certificates and secured borrowings	171,713	12,060	14.05%	511,624	36,276	14.19%
Structured Program borrowings	30,233	1,124	7.43%	132,391	5,876	8.88%
Other long-term debt	15,390	322	4.19%	17,291	269	3.11%
Total interest-bearing liabilities	4,091,483	24,215	1.18%	3,349,126	47,906	2.90%

Non-interest bearing deposits	260,043			100,597
Other liabilities	290,518			284,905
Total liabilities	$4,642,044			$3,734,628

Total equity	$912,480			$738,981
Total liabilities and equity	$5,554,524			$4,473,609

Interest rate spread			8.11%			3.28%

Net interest income and net interest margin		$215,906	8.36%		$64,411	3.83%
(1)    Consolidated presentation reflects intercompany eliminations.
(2)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
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

	Three Months Ended			Six Months Ended June 30,
	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Credit loss expense for Radius loans at acquisition	$—	$—	$—	$—	$6,929
Credit loss expense for loans and leases held for investment	70,053	52,228	34,976	122,281	51,600
Credit loss (reversal of) expense for unfunded lending commitments	513	281	(20)	794	390
Total credit loss expense	70,566	52,509	34,956	123,075	58,919
Reversal of credit loss expense on securities available for sale	—	—	(322)	—	(2,792)
Total provision for credit losses	$70,566	$52,509	$34,634	$123,075	$56,127

The provision for credit losses was $70.6 million and $52.5 million for the second and first quarters of 2022, respectively. The increase was primarily due to growth in the volume of loans HFI. Total volume of loans HFI was $1.0 billion and $856.3 million for the second and first quarters of 2022, respectively.

The provision for credit losses was $70.6 million and $34.6 million for the second quarters of 2022 and 2021, respectively. The increase was primarily due to growth in the volume of loans HFI. Total volume of loans HFI was $1.0 billion and $540.8 million for the second quarters of 2022 and 2021, respectively.

The provision for credit losses was $123.1 million and $56.1 million for the first halves of 2022 and 2021, respectively. The increase was primarily due to growth in the volume of loans HFI. Total volume of loans HFI was $1.9 billion and $885.2 million for the first halves of 2022 and 2021, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
The activity in the ACL was as follows:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Allowance for loan and lease losses, beginning of period	$187,985	$144,389	$36,132	$144,389	$—
Credit loss expense for loans and leases held for investment	70,053	52,228	34,976	122,281	58,529
Initial allowance for purchased credit deteriorated (PCD) loans acquired during the period (1)	—	—	—	—	12,440
Charge-offs	(15,852)	(9,089)	(246)	(24,941)	(246)
Recoveries	1,074	457	219	1,531	358
Allowance for loan and lease losses, end of period	$243,260	$187,985	$71,081	$243,260	$71,081

Reserve for unfunded lending commitments, beginning of period	$1,512	$1,231	$410	$1,231	$—
Credit loss expense for unfunded lending commitments	513	281	(20)	794	390
Reserve for unfunded lending commitments, end of period (2)	$2,025	$1,512	$390	$2,025	$390
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
(2)    Relates to $132.6 million, $109.5 million and $107.5 million of unfunded commitments as of June 30, 2022, March 31, 2022 and June 30, 2021, respectively.

	Three Months Ended			Six Months Ended June 30,
	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Ratio of allowance for loan and lease losses to total loans and leases held for investment	6.00%	5.49%	3.00%	6.00%	3.00%
Ratio of allowance for loan and lease losses to total loans and leases held for investment, excluding PPP loans	6.18%	5.81%	3.82%	6.18%	3.82%

Average loans and leases held for investment	$3,753,695	$3,135,735	$2,283,890	$3,444,716	$2,130,971
Ratio of net charge-offs to average loans and leases held for investment	0.39%	0.28%	0.00%	0.68%	0.01%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual, and are charged-off no later than 120 days past due. The following table presents nonaccrual loans and leases as of the periods presented (1):

	June 30, 2022	December 31, 2021
Unsecured personal	$5,597	$1,676
Residential mortgages	772	1,373
Secured consumer	2,325	3,011
Total nonaccrual consumer loans held for investment	8,694	6,060

Equipment finance	321	603
Commercial real estate	907	989
Commercial and industrial	12,911	2,333
Total nonaccrual commercial loans and leases held for investment	14,139	3,925

Total nonaccrual loans and leases held for investment	$22,833	$9,985
(1)    Excluding PPP loans, there were no loans that were 90 days or more past due and accruing as of both June 30, 2022 and December 31, 2021.

As of June 30, 2022, nonaccrual loans and leases represented 0.56% of total loans and leases HFI, or 0.58% of total loans and leases HFI excluding PPP loans. As of December 31, 2021, nonaccrual loans and leases represented 0.34% of total loans and leases HFI, or 0.38% of total loans and leases HFI excluding PPP loans.

For additional information on the allowance for expected credit losses and nonaccrual loans and leases, see “Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” of our Annual Report and “Note 5. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” in this Report.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
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

	Three Months Ended			Change (%)
	June 30, 2022	March 31, 2022	June 30, 2021	Q2 2022 vs Q2 2021	Q2 2022 vs Q1 2022
Non-interest expense:
Compensation and benefits	$85,103	$81,610	$71,925	18%	4%
Marketing	61,497	55,080	35,107	75%	12%
Equipment and software	12,461	11,046	9,281	34%	13%
Occupancy	6,209	6,019	6,157	1%	3%
Depreciation and amortization	10,557	11,039	11,508	(8)%	(4)%
Professional services	16,138	12,406	11,520	40%	30%
Other non-interest expense	17,421	14,004	14,641	19%	24%
Total non-interest expense	$209,386	$191,204	$160,139	31%	10%

	Six Months Ended June 30,
	2022	2021	Change (%)
Non-interest expense:
Compensation and benefits	$166,713	$136,345	22%
Marketing	116,577	54,652	113%
Equipment and software	23,507	17,174	37%
Occupancy	12,228	13,057	(6)%
Depreciation and amortization	21,596	23,274	(7)%
Professional services	28,544	23,123	23%
Other non-interest expense	31,425	26,766	17%
Total non-interest expense	$400,590	$294,391	36%

Compensation and benefits expense was $85.1 million and $81.6 million for the second and first quarters of 2022, respectively, an increase of 4%. The increase was primarily due to an increase in headcount.

Compensation and benefits expense was $85.1 million and $71.9 million for the second quarters of 2022 and 2021, respectively, an increase of 18%. The increase was primarily due to an increase in headcount.

Compensation and benefits expense was $166.7 million and $136.3 million for the first halves of 2022 and 2021, respectively, an increase of 22%. The increase was primarily due to an increase in headcount.

Marketing expense was $61.5 million and $55.1 million for the second and first quarters of 2022, respectively, an increase of 12%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume and an increase in deposits, partially offset by the deferral of applicable marketing expenses for HFI loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
Marketing expense was $61.5 million and $35.1 million for the second quarters of 2022 and 2021, respectively, an increase of 75%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume and an increase in deposits, partially offset by the deferral of applicable marketing expenses for HFI loans.

Marketing expense was $116.6 million and $54.7 million for the first halves of 2022 and 2021, respectively, an increase of 113%. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume and an increase in deposits, partially offset by the deferral of applicable marketing expenses for HFI loans.

Equipment and software expense was $12.5 million and $11.0 million for the second and first quarters of 2022, respectively, an increase of 13%. The increase was primarily due to an increase in hosting fees and subscription costs.

Equipment and software expense was $12.5 million and $9.3 million for the second quarters of 2022 and 2021, respectively, an increase of 34%. The increase was primarily due to an increase in hosting fees and subscription costs.

Equipment and software expense was $23.5 million and $17.2 million for the first halves of 2022 and 2021, respectively, a decrease of 37%. The increase was primarily due to an increase in hosting fees and subscription costs.

Occupancy expense was $6.2 million, $6.0 million, and $6.2 million for the second and first quarters of 2022, and first quarter of 2021, respectively.

Occupancy expense was $12.2 million and $13.1 million for the first halves of 2022 and 2021, respectively.

Depreciation and amortization expense remained relatively flat at $10.6 million and $11.0 million for the second and first quarters of 2022, respectively.

Depreciation and amortization expense was $10.6 million and $11.5 million for the second quarters of 2022 and 2021, respectively, a decrease of 8%. The decrease was primarily due to an increase in fully depreciated assets, partially offset by an increase in the amortization of intangible assets resulting from the Acquisition.

Depreciation and amortization expense was $21.6 million and $23.3 million for the first halves of 2022 and 2021, respectively, a decrease of 7%. The decrease was primarily due to an increase in fully depreciated assets, partially offset by an increase in the amortization of intangible assets resulting from the Acquisition.

Professional services were $16.1 million and $12.4 million for the second and first quarters of 2022, respectively, an increase of 30%. The increase was primarily due to an increase in consulting fees.

Professional services were $16.1 million and $11.5 million for the second quarters of 2022 and 2021, respectively, an increase of 40%. The increase was primarily due to an increase in consulting fees.

Professional services were $28.5 million and $23.1 million for the first halves of 2022 and 2021, respectively, and increase of 23%. The increase was primarily due to an increase in consulting fees.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
Income Taxes

For the second quarter and first half of 2022, we recorded an income tax benefit of $132.0 million and $127.0 million, respectively. The income tax benefit for the first half of 2022 was primarily due to the release of a $135.3 million valuation allowance against our deferred tax assets, partially offset by a $3.3 million state income tax expense. For the second quarter and first half of 2021, the Company recorded an income tax benefit (expense) of $(0.2) million and $2.6 million, respectively. The income tax benefit for the first half of 2021 was primarily related to changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the Acquisition.

We have evaluated both positive and negative evidence when assessing the recoverability of our net deferred tax assets. Several factors were considered, which primarily included our business model transition and resulting increase in profitability and the expectation of continued profitability. These factors resulted in the release of the majority of our valuation allowance against our deferred tax assets during the second quarter of 2022.

As of June 30, 2022, we maintained a valuation allowance of $69.9 million related to NOLs and tax credit carryforwards, of which certain NOLs’ tax benefit will be realized through our effective tax rate during the remainder of 2022. The realization and timing of any remaining state NOLs and tax credit carryforwards is uncertain and may expire before being utilized. We expect that our effective tax rate in 2023 will approximate our statutory tax rate of 28%.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following table:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$191,087	$128,714	$11,167	$23,021	$4,130	$—	$206,384	$151,735
Other non-interest income	20,041	28,340	3,914	4,281	(16,507)	(25,880)	7,448	6,741
Total non-interest income	211,128	157,054	15,081	27,302	(12,377)	(25,880)	213,832	158,476

Interest income:
Interest income	120,152	45,325	8,316	22,402	—	—	128,468	67,727
Interest expense	(6,213)	(1,972)	(6,029)	(19,850)	—	—	(12,242)	(21,822)
Net interest income	113,939	43,353	2,287	2,552	—	—	116,226	45,905

Total net revenue	325,067	200,407	17,368	29,854	(12,377)	(25,880)	330,058	204,381

(Provision for) reversal of credit losses	(70,566)	(34,956)	—	322	—	—	(70,566)	(34,634)
Non-interest expense	(196,636)	(138,182)	(25,127)	(47,837)	12,377	25,880	(209,386)	(160,139)
Income (Loss) before income tax benefit (expense)	57,865	27,269	(7,759)	(17,661)	—	—	50,106	9,608
Income tax benefit (expense)	(17,318)	12,513	85,864	8,922	63,408	(21,672)	131,954	(237)
Net income (loss)	$40,547	$39,782	$78,105	$(8,739)	$63,408	$(21,672)	$182,060	$9,371

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Six Months Ended June 30,	Five Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,	Five Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$355,922	$164,776	$26,298	$68,686	$4,130	$—	$386,350	$233,462
Other non-interest income	39,539	48,040	8,137	8,379	(30,337)	(44,071)	17,339	12,348
Total non-interest income	395,461	212,816	34,435	77,065	(26,207)	(44,071)	403,689	245,810

Interest income:
Interest income	219,975	62,823	20,146	49,494	—	—	240,121	112,317
Interest expense	(9,857)	(3,219)	(14,358)	(44,687)	—	—	(24,215)	(47,906)
Net interest income	210,118	59,604	5,788	4,807	—	—	215,906	64,411

Total net revenue	605,579	272,420	40,223	81,872	(26,207)	(44,071)	619,595	310,221

(Provision for) reversal of credit losses	(123,075)	(58,919)	—	2,792	—	—	(123,075)	(56,127)
Non-interest expense	(375,095)	(213,681)	(51,702)	(124,781)	26,207	44,071	(400,590)	(294,391)
Income (Loss) before income tax benefit (expense)	107,409	(180)	(11,479)	(40,117)	—	—	95,930	(40,297)
Income tax benefit (expense)	(29,673)	12,536	103,591	11,214	53,048	(21,166)	126,966	2,584
Net income (loss)	$77,736	$12,356	$92,112	$(28,903)	$53,048	$(21,166)	$222,896	$(37,713)

The Company integrated the Acquisition into its reportable segments in the first quarter of 2021. As the Company’s reportable segments are based on legal organizational structure and LC Bank was formed upon the Acquisition, an analysis of the Company’s results of operations and material trends for the second quarter and first half of 2022 compared to the second quarter and first half of 2021 is provided on a consolidated basis in “Results of Operations.”

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Net Income (Loss) Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit. Our non-GAAP measures do have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results under GAAP.

We believe these non-GAAP measures provide management and investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and enable comparison of our financial results with other public companies.

We believe Net Income (Loss) Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit are important measures because they directly reflect the financial performance of our business operations. Net Income (Loss) Excluding Income Tax Benefit adjusts for the release of a deferred tax asset valuation allowance in the

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
second quarter of 2022. Diluted EPS Excluding Income Tax Benefit is a non-GAAP financial measure calculated by dividing Net Income (Loss) Excluding Income Tax Benefit by the weighted-average diluted common shares outstanding.

For a reconciliation of such measures to the nearest GAAP measures, see “Overview – Financial Highlights.”

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
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)

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

The following table summarizes LC Bank’s regulatory capital amounts and ratios (in millions):

LendingClub Bank	June 30, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$710.1	16.7%	$523.7	16.7%	7.0%
Tier 1 capital	$710.1	16.7%	$523.7	16.7%	8.5%
Total capital	$765.2	18.0%	$563.7	18.0%	10.5%
Tier 1 leverage	$710.1	13.4%	$523.7	14.3%	4.0%
Risk-weighted assets	$4,247.3	N/A	$3,130.4	N/A	N/A
Quarterly adjusted average assets	$5,289.7	N/A	$3,667.7	N/A	N/A
N/A – Not applicable
(1)    Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
The following table presents the regulatory capital and ratios of the Company (in millions):

	June 30, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
LendingClub	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$894.9	20.0%	$710.0	21.3%	7.0%
Tier 1 capital	$894.9	20.0%	$710.0	21.3%	8.5%
Total capital	$964.9	21.6%	$767.9	23.0%	10.5%
Tier 1 leverage	$894.9	16.2%	$710.0	16.5%	4.0%
Risk-weighted assets	$4,463.5	N/A	$3,333.2	N/A	N/A
Quarterly adjusted average assets	$5,532.5	N/A	$4,301.7	N/A	N/A
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

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. As permitted by the rule, the Company elected to delay the estimated impact of CECL on regulatory capital, resulting in a CET1 capital benefit of $35 million at December 31, 2021. This benefit is phased out over a three-year transition period that commenced on January 1, 2022 at a rate of 25% each year through January 1, 2025.

Liquidity

We manage liquidity to meet our cash flow and collateral obligations in a timely manner at a reasonable cost. We must maintain operating liquidity to meet our expected daily and forecasted cash flow requirements, as well as contingent liquidity to meet unexpected funding requirements.

As our primary business at LC Bank involves taking deposits and originating loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay wholesale borrowings, pay operating expenses and support extraordinary funding requirements when necessary.

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

Net capital expenditures were $37.4 million, or 6.2% of total net revenue, and $13.2 million, or 4.8% of total net revenue, for the first halves of 2022 and 2021, respectively. Capital expenditures in 2022 are expected to be approximately $65 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, including regulatory compliance costs.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)

As of June 30, 2022 and December 31, 2021, cash and cash equivalents at LC Bank were $1.0 billion and $659.9 million, respectively, reflecting the continued growth in LC Bank deposits during the first half of 2022. Outstanding PPPLF borrowings were $123.4 million and $271.9 million at June 30, 2022 and December 31, 2021, respectively, and are collateralized by PPP loans originated by the Company. In addition, LC Bank has available Federal Home Loan Bank of Des Moines secured borrowing capacity totaling $321.0 million and $173.4 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, LC Bank also has secured borrowing capacity available under the FRB Discount Window totaling $181.3 million and $75.2 million, respectively.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $95.8 million and $88.3 million in cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

We believe, based on our projections, that our cash on hand, AFS securities, available funds, and cash flow from operations are sufficient to meet our liquidity needs for the next twelve months, as well as beyond the next twelve months. See “Item 1. Financial Statements – Condensed Consolidated Statements of Cash Flows” for additional detail regarding our cash flows.

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
(Tabular Amounts in Thousands, Except Share and. Per Share Data and Ratios, or as Noted)
fluctuations in loan and deposit rates on our net interest income. Therefore, we measure this sensitivity by assessing the impact of hypothetical changes in interest rates on our net interest income results.

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates as of June 30, 2022:

200 basis point increase	(3.1)%
100 basis point decrease	0.0%

The impact of these hypothetical interest rate changes are not significant to LC Bank’s net interest income. In a hypothetical 100 basis point interest rate reduction, lower deposit costs are offset by decreased asset yields over the next twelve months, resulting in a neutral impact to net interest income.

For additional details regarding maturities of loans and leases HFI, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report.

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

Contingencies

For a comprehensive discussion of contingencies as of June 30, 2022, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first half of 2022.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2022, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the second quarter of 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019	10-Q	001-36771	3.1	August 7, 2019
3.3	Second Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective June 7, 2022	8-K	001-36771	3.1	June 7, 2022
3.4	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
10.1	Non-Employee Director Compensation Policy, effective March 31, 2022*					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Refiled to correct an inadvertent error in the exhibit previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2022.
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	August 1, 2022	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	August 1, 2022	/s/ THOMAS W. CASEY
Thomas W. Casey
Chief Financial Officer