Form 10-Q
period 2022-09-30
LendingClub Corp
filed 2022-11-01
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 27, 2022, there were 105,088,696 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments)
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans serviced for others as well as loans held for investment and held for sale by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
LC Bank or LendingClub Bank	LendingClub Bank, National Association
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III capital framework
DCF	Discounted Cash Flow
EPS	Net Income (Loss) Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Condensed Consolidated Statements of Income
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
Parent	LendingClub Corporation (the parent company of LendingClub Bank, National Association and other subsidiaries)
PPP Loans	Loans originated pursuant to the U.S. Small Business Administration’s Paycheck Protection Program
Radius	Radius Bancorp, Inc.
ROA	Return on Average Total Assets
ROE	Return on Average Equity
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Program transactions	Asset-backed securitization transactions and Certificate Program transactions (CLUB and Levered certificates), where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal whole loans.

Tier 1 Capital Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Tier 1 Leverage Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III capital framework.
Total Capital Ratio	Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as Tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Unsecured personal loans	Unsecured personal loans originated on the Company’s platforms, including an online direct to consumer platform and a platform connected with a network of education and patient finance providers.
VIE	Variable Interest Entity

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
•our ability to develop and maintain a strong core deposit base or other low-cost funding sources necessary to fund our activities;
•the impact of changes in consumer spending, borrowing and saving habits;
•the impact of the continuation of or changes in the short-term and long-term interest rate environment;
•our expectations on the interplay among origination volume, underwriting standards and interest rates;

LENDINGCLUB CORPORATION

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$23,211	$35,670
Interest-bearing deposits in banks	929,630	651,456
Total cash and cash equivalents	952,841	687,126
Restricted cash (1)	66,285	76,460
Securities available for sale at fair value ($415,726 and $256,170 at amortized cost, respectively)	359,157	263,530
Loans held for sale (includes $90,058 and $142,370 at fair value, respectively) (1)	90,058	391,248
Loans and leases held for investment	4,806,927	2,899,126
Allowance for loan and lease losses	(303,201)	(144,389)
Loans and leases held for investment, net	4,503,726	2,754,737
Retail and certificate loans held for investment at fair value (1)	87,144	229,719
Other loans held for investment at fair value (1)	15,057	21,240
Property, equipment and software, net	129,957	97,996
Goodwill	75,717	75,717
Other assets (1)	495,132	302,546
Total assets	$6,775,074	$4,900,319
Liabilities and Equity
Deposits:
Interest-bearing	$4,868,132	$2,919,203
Noninterest-bearing	255,374	216,585
Total deposits	5,123,506	3,135,788
Short-term borrowings	4,803	27,780
Advances from Paycheck Protection Program Liquidity Facility (PPPLF)	91,671	271,933
Retail notes, certificates and secured borrowings at fair value (1)	87,144	229,719
Payable on Structured Program borrowings (1)	11,185	65,451
Other long-term debt	15,300	15,455
Other liabilities (1)	320,055	303,951
Total liabilities	5,653,664	4,050,077
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 105,088,761 and 101,043,924 shares issued and outstanding, respectively	1,051	1,010
Additional paid-in capital	1,611,627	1,559,616
Accumulated deficit	(451,336)	(717,430)
Treasury stock, at cost; 7,751 and 0 shares, respectively	(98)	—
Accumulated other comprehensive income (loss)	(39,834)	7,046
Total equity	1,121,410	850,242
Total liabilities and equity	$6,775,074	$4,900,319
(1)    Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.

LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets (Continued)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

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

	September 30, 2022	December 31, 2021
Assets of consolidated VIEs, included in total assets above
Restricted cash	$8,600	$13,462
Loans held for sale at fair value	—	41,734
Retail and certificate loans held for investment at fair value	2,940	10,281
Other loans held for investment at fair value	6,375	20,929
Other assets	218	584
Total assets of consolidated VIEs	$18,133	$86,990
Liabilities of consolidated VIEs, included in total liabilities above
Retail notes, certificates and secured borrowings at fair value	$2,940	$10,281
Payable on Structured Program borrowings	11,185	65,451
Other liabilities	39	467
Total liabilities of consolidated VIEs	$14,164	$76,199

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$173,837	$174,556	$560,187	$408,018
Other non-interest income	7,400	6,322	24,739	18,670
Total non-interest income	181,237	180,878	584,926	426,688

Interest income:
Interest on loans held for sale	5,879	8,536	20,459	22,387
Interest and fees on loans and leases held for investment	124,028	57,644	324,381	112,013
Interest on retail and certificate loans held for investment at fair value	3,685	12,172	15,745	48,448
Interest on other loans held for investment at fair value	791	973	2,015	3,674
Interest on securities available for sale	3,820	3,180	12,757	7,954
Other interest income	5,017	355	7,984	701
Total interest income	143,220	82,860	383,341	195,177

Interest expense:
Interest on deposits	15,184	1,899	24,700	4,612
Interest on short-term borrowings	87	849	939	3,116
Interest on retail notes, certificates and secured borrowings	3,685	12,172	15,745	48,448
Interest on Structured Program borrowings	225	2,120	1,349	7,996
Interest on other long-term debt	363	532	1,026	1,306
Total interest expense	19,544	17,572	43,759	65,478

Net interest income	123,676	65,288	339,582	129,699

Total net revenue	304,913	246,166	924,508	556,387

Provision for credit losses	82,739	37,524	205,814	93,651

Non-interest expense:
Compensation and benefits	84,916	73,304	251,629	209,649
Marketing	46,031	50,782	162,608	105,434
Equipment and software	12,491	10,297	35,998	27,471
Occupancy	5,051	6,486	17,279	19,543
Depreciation and amortization	10,681	10,549	32,277	33,823
Professional services	11,943	11,750	40,487	34,873
Other non-interest expense	15,106	15,607	46,531	42,373
Total non-interest expense	186,219	178,775	586,809	473,166

Income (Loss) before income tax benefit (expense)	35,955	29,867	131,885	(10,430)
Income tax benefit (expense)	7,243	(2,682)	134,209	(98)
Net income (loss)	$43,198	$27,185	$266,094	$(10,528)

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income (Continued)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$43,198	$27,185	$266,094	$(10,528)
Net income (loss) per share: (1)
Basic EPS – common stockholders	$0.41	$0.27	$2.59	$(0.11)
Diluted EPS – common stockholders	$0.41	$0.26	$2.56	$(0.11)
Weighted-average common shares – Basic	104,215,594	99,073,507	102,838,645	96,531,725
Weighted-average common shares – Diluted	105,853,938	106,108,662	104,116,240	96,531,725

Basic EPS – preferred stockholders	$—	$—	$—	$(0.11)
Diluted EPS – preferred stockholders	$—	$—	$—	$(0.11)
Weighted-average common shares, as converted – Basic	—	—	—	873,217
Weighted-average common shares, as converted – Diluted	—	—	—	873,217
(1)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Net Income (Loss) Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$43,198	$27,185	$266,094	$(10,528)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	(24,112)	1,106	(63,929)	4,496
Other comprehensive income (loss), before tax	(24,112)	1,106	(63,929)	4,496
Income tax effect (1)	(6,121)	—	(17,049)	—
Other comprehensive income (loss), net of tax	(17,991)	1,106	(46,880)	4,496
Total comprehensive income (loss)	$25,207	$28,291	$219,214	$(6,032)
(1)    Income tax effect for the three and nine months ended September 30, 2022 after the release in the second quarter of 2022 of the valuation allowance against the deferred tax asset on available for sale securities.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2022	—	$—	103,630,776	$1,036	$1,594,458	—	$—	$(21,843)	$(494,534)	$1,079,117
Stock-based compensation	—	—	—	—	18,757	—	—	—	—	18,757
Net issuances under equity incentive plans, net of tax (1)	—	—	1,457,985	15	(1,588)	7,751	(98)	—	—	(1,671)
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(17,991)	—	(17,991)
Net income	—	—	—	—	—	—	—	—	43,198	43,198
Balance at September 30, 2022	—	$—	105,088,761	$1,051	$1,611,627	7,751	$(98)	$(39,834)	$(451,336)	1,121,410

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	—	$—	101,043,924	$1,010	$1,559,616	—	$—	$7,046	$(717,430)	$850,242
Stock-based compensation	—	—	—	—	55,608	—	—	—	—	55,608
Net issuances under equity incentive plans, net of tax (1)	—	—	4,044,837	41	(3,597)	7,751	(98)	—	—	(3,654)
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(46,880)	—	(46,880)
Net income	—	—	—	—	—	—	—	—	266,094	266,094
Balance at September 30, 2022	—	$—	105,088,761	$1,051	$1,611,627	7,751	$(98)	$(39,834)	$(451,336)	$1,121,410

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2021	—	$—	98,601,148	$986	$1,530,314	4,251	$(92)	$4,874	$(773,723)	$762,359
Stock-based compensation	—	—	—	—	17,971	—	—	—	—	17,971
Net issuances under equity incentive plans, net of tax	—	—	1,181,044	12	(3,843)	—	—	—	—	(3,831)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	1,106	—	1,106
Net income	—	—	—	—	—	—	—	—	27,185	27,185
Balance at September 30, 2021	—	$—	99,782,192	$998	$1,544,442	4,251	$(92)	$5,980	$(746,538)	$804,790

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,000	$—	88,149,510	$881	$1,457,816	—	$—	$1,484	$(736,010)	$724,171
Stock-based compensation	—	—	—	—	52,637	—	—	—	—	52,637
Net issuances under equity incentive plans, net of tax (1)	—	—	3,571,568	36	(7,392)	4,251	(92)	—	—	(7,448)
Net issuances of stock related to acquisition (2)	—	—	3,761,114	38	41,424	—	—	—	—	41,462
Exchange of preferred stock for common stock	(43,000)	—	4,300,000	43	(43)	—	—	—	—	—
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	4,496	—	4,496
Net loss	—	—	—	—	—	—	—	—	(10,528)	(10,528)
Balance at September 30, 2021	—	$—	99,782,192	$998	$1,544,442	4,251	$(92)	$5,980	$(746,538)	$804,790

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity (Continued)
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187
Stock-based compensation	—	—	—	—	51,492	—	—	—	—	51,492
Net issuances under equity incentive plans, net of tax (1)	—	—	2,744,469	27	(6,067)	5,658	(71)	—	—	(6,111)
Issuance of preferred stock in exchange for common stock	149,904	1	(14,990,481)	(150)	(50,055)	—	—	—	—	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(589)	—	(589)
Net loss	—	—	—	—	—	—	—	—	(160,883)	(160,883)
Balance at September 30, 2020 (3)	149,904	$1	76,511,394	$765	$1,443,635	—	$—	$(1,154)	$(709,355)	$733,892
(1)    Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(2)    Stock issued as part of the consideration paid related to the Acquisition.
(3)    The first nine months of 2020 is presented to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2020-06. See “Note 1. Summary of Significant Accounting Policies” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$266,094	$(10,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net fair value adjustments	(24,277)	6,714
Provision for credit losses	205,814	93,651
Change in fair value of loan servicing assets	53,928	39,584
Accretion of loan deferred fees and costs(1)	(63,486)	(24,996)
Stock-based compensation, net	50,210	49,321
Depreciation and amortization(1)	32,277	33,823
Gain on sales of loans	(76,983)	(49,547)
Income tax benefit from release of tax valuation allowance	(140,315)	—
Other, net(1)	515	8,631
Net change to loans held for sale	42,991	(14,756)
Net change in operating assets and liabilities:
Other assets	(11,152)	(7,610)
Other liabilities	6,602	(6,000)
Net cash provided by operating activities	342,218	118,287
Cash Flows from Investing Activities:
Acquisition of company	—	(145,344)
Cash received from acquisition	—	668,236
Net change in loans and leases	(1,630,858)	(1,072,274)
Net decrease in retail and certificate loans	148,963	362,005
Purchases of securities available for sale	(222,534)	(78,914)
Proceeds from sales of securities available for sale	—	106,192
Proceeds from maturities and paydowns of securities available for sale	69,776	108,640
Purchases of property, equipment and software, net	(54,659)	(24,435)
Other investing activities	(5,704)	480
Net cash used for investing activities	(1,695,016)	(75,414)
Cash Flows from Financing Activities:
Net change in demand deposits and savings accounts	1,987,718	809,488
Proceeds from PPPLF	—	325,194
Repayment on PPPLF	(180,262)	(354,211)
Principal payments on retail notes and certificates	(149,115)	(362,160)
Principal payments on Structured Program borrowings	(18,613)	(70,496)
Principal payments on short-term borrowings	(23,396)	(69,163)
Principal payments on long-term debt	—	(2,834)
Other financing activities	(7,994)	(7,448)
Net cash provided by financing activities	1,608,338	268,370
Net Increase in Cash, Cash Equivalents and Restricted Cash	$255,540	$311,243
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$763,586	$628,485
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,019,126	$939,728

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Supplemental Cash Flow Information:
Cash paid for interest	$43,623	$62,926
Cash paid for income taxes	$14,003	$3,295
Cash paid for operating leases included in the measurement of lease liabilities	$12,394	$15,895
Non-cash investing activity:
Loans and leases held for investment transferred to loans held for sale	$—	$154,082
Non-cash investing and financing activity:
Net issuances of stock related to acquisition	$—	$41,462
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$36,072	$—
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$952,841	$687,126
Restricted cash	66,285	76,460
Total cash, cash equivalents and restricted cash	$1,019,126	$763,586

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

All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and, in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. Results reported in interim periods are not necessarily indicative of results for the full year or any other interim period. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report) filed on February 11, 2022.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine-month period ended September 30, 2022.

Adoption of New Accounting Standards

The Company did not adopt any new accounting standards during the nine-month period ended September 30, 2022, except as noted below.

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full or modified retrospective adoption for fiscal periods beginning after December 15, 2021. The Company adopted this ASU on January 1, 2022 under the full retrospective approach. As a result of the adoption, the deemed dividend recorded in the first quarter of 2020 related to the beneficial conversion feature of the convertible Series A Preferred Stock, was reclassified from Accumulated Deficit to Additional Paid-in Capital within Equity, as shown in the following table:

Nine Months Ended September 30, 2020	Additional Paid-in Capital	Accumulated Deficit
Issuance of preferred stock in exchange for common stock, as originally reported	$149	$(50,204)
Adoption of ASU 2020-06	(50,204)	50,204
Issuance of preferred stock in exchange for common stock, as adjusted	$(50,055)	$—

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

In addition, since the beneficial conversion feature is no longer recorded as a deemed dividend, the allocation of net income (loss) attributable to stockholders and the related Basic and Diluted net income (loss) per share (EPS) has been adjusted, as shown in the following table:

Nine Months Ended September 30, 2020	Common Stock	Preferred Stock
Net income (loss) attributable to stockholders, as originally reported	$(180,172)	$19,289
Adoption of ASU 2020-06	42,851	(42,851)
Net loss attributable to stockholders, as adjusted	$(137,321)	$(23,562)

Basic and Diluted EPS, as originally reported	$(2.35)	$1.46
Adoption of ASU 2020-06	0.56	(3.25)
Basic and Diluted EPS, as adjusted	$(1.79)	$(1.79)

The adoption of this ASU did not impact the Company’s financial position and cash flows in the first nine months of 2020, nor did it change net loss reported in the period.

New Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which, if certain criteria are met, provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The provisions of the new standard are elective and may be applied prospectively upon adoption to reporting periods through December 31, 2022. The FASB has issued an exposure draft that would extend the sunset of the adoption period through December 31, 2024. The Company has not made an election to adopt this ASU and does not expect its impact would be material to the financial statements if adopted in future reporting periods.

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

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Origination fees	$127,142	$129,125	$398,487	$298,486
Servicing fees	23,760	20,819	60,440	66,699
Gain on sales of loans	23,554	21,907	76,983	49,547
Net fair value adjustments	(619)	2,705	24,277	(6,714)
Total marketplace revenue	$173,837	$174,556	$560,187	$408,018

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Net Income (Loss) Per Share

The following tables detail the computation of the Company’s Basic and Diluted EPS of common stock and Series A Preferred Stock:

Three Months Ended September 30,	2022	2021
	Common Stock	Common Stock
Basic EPS:
Net income attributable to stockholders	$43,198	$27,185
Weighted-average common shares – Basic	104,215,594	99,073,507
Basic EPS	$0.41	$0.27

Diluted EPS:
Net income attributable to stockholders	$43,198	$27,185
Weighted-average common shares – Diluted	105,853,938	106,108,662
Diluted EPS	$0.41	$0.26

Nine Months Ended September 30,	2022	2021
	Common Stock	Common Stock	Preferred Stock (1)
Basic EPS:
Net income (loss) attributable to stockholders	$266,094	$(10,434)	$(94)
Weighted-average common shares – Basic	102,838,645	96,531,725	873,217
Basic EPS	$2.59	$(0.11)	$(0.11)

Diluted EPS:
Net income (loss) attributable to stockholders	$266,094	$(10,434)	$(94)
Weighted-average common shares – Diluted	104,116,240	96,531,725	873,217
Diluted EPS	$2.56	$(0.11)	$(0.11)
(1)    Presented on an as-converted basis.

There were no weighted-average common shares that were excluded from the Company’s Diluted EPS computation during the third quarters of 2022 and 2021 or during the first nine months of 2022. The following table summarizes the weighted-average common shares that were excluded from the Company’s Diluted EPS computation because their effect would have been anti-dilutive during the first nine months of 2021:

Restricted Stock Units (RSUs) and Performance-based RSUs (PBRSUs)	3,076,073
Preferred stock	873,217
Stock options	139,868
Total	4,089,158

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, credit valuation allowance, and fair value of available for sale (AFS) securities were as follows:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$260,286	$—	$(43,576)	$216,710
U.S. agency securities	90,445	—	(15,060)	75,385
Commercial mortgage-backed securities	28,007	—	(4,275)	23,732
Other asset-backed securities	19,313	38	(818)	18,533
Asset-backed senior securities	9,154	—	—	9,154
Asset-backed subordinated securities	2,221	5,223	—	7,444
CLUB Certificate asset-backed securities	3,018	2,830	—	5,848
Municipal securities	3,282	—	(931)	2,351
Total securities available for sale (1)	$415,726	$8,091	$(64,660)	$359,157

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$125,985	$—	$(2,286)	$123,699
Asset-backed senior securities	28,057	72	—	28,129
U.S. agency securities	26,902	1	(731)	26,172
Other asset-backed securities	26,112	151	(130)	26,133
Commercial mortgage-backed securities	26,649	1	(552)	26,098
CLUB Certificate asset-backed securities	15,049	3,236	—	18,285
Asset-backed subordinated securities	4,119	7,643	—	11,762
Municipal securities	3,297	—	(45)	3,252
Total securities available for sale (1)	$256,170	$11,104	$(3,744)	$263,530
(1)    As of September 30, 2022 and December 31, 2021, includes $325.9 million and $236.8 million, respectively, of fair value securities pledged as collateral.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses for which a credit valuation allowance has not been recorded, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$142,629	$(23,204)	$74,081	$(20,372)	$216,710	$(43,576)
U.S. agency securities	61,949	(9,608)	13,436	(5,452)	75,385	(15,060)
Commercial mortgage-backed securities	6,388	(1,013)	17,344	(3,262)	23,732	(4,275)
Other asset-backed securities	8,973	(156)	5,388	(662)	14,361	(818)
Municipal securities	—	—	2,351	(931)	2,351	(931)
Total securities with unrealized losses	$219,939	$(33,981)	$112,600	$(30,679)	$332,539	$(64,660)

	Less than 12 months		12 months or longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$123,668	$(2,286)	$—	$—	$123,668	$(2,286)
U.S. agency securities	24,175	(731)	—	—	24,175	(731)
Other asset-backed securities	13,224	(130)	—	—	13,224	(130)
Commercial mortgage-backed securities	25,927	(552)	—	—	25,927	(552)
Municipal securities	3,252	(45)	—	—	3,252	(45)
Total securities with unrealized losses	$190,246	$(3,744)	$—	$—	$190,246	$(3,744)

There was no activity in the allowance for AFS securities during the third quarter and first nine months of 2022. The following table presents the activity in the allowance for AFS securities, by major security type, during the third quarter and first nine months of 2021:

Credit Valuation Allowance	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Balance at June 30, 2021	$(40)	$(552)	$(592)
Reversal of credit loss expense	40	456	496
Balance at September 30, 2021	$—	$(96)	$(96)

Credit Valuation Allowance	CLUB Certificate asset-backed securities	Asset-backed subordinated securities	Total
Balance at December 31, 2020	$(4,190)	$(14,546)	$(18,736)
Reversal of credit loss expense	236	3,052	3,288
Reversal of allowance arising from PCD financial assets	3,954	11,398	15,352
Balance at September 30, 2021	$—	$(96)	$(96)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

September 30, 2022	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due after 1 year through 5 years:
U.S. agency securities	9,000	8,640
Commercial mortgage-backed securities	1,042	919
Total due after 1 year through 5 years	10,042	9,559	3.33%
Due after 5 years through 10 years:
U.S. agency residential mortgage-backed securities	6,604	6,093
U.S. agency securities	12,847	11,287
Commercial mortgage-backed securities	2,871	2,367
Other asset-backed securities	649	656
Municipal securities	625	516
Total due after 5 years through 10 years	23,596	20,919	2.63%
Due after 10 years:
U.S. agency residential mortgage-backed securities	253,682	210,617
U.S. agency securities	68,598	55,458
Commercial mortgage-backed securities	24,094	20,446
Other asset-backed securities	18,664	17,877
Municipal securities	2,657	1,835
Total due after 10 years	367,695	306,233	2.44%
Asset-backed securities related to Structured Program transactions	14,393	22,446	56.16%
Total securities available for sale	$415,726	$359,157	4.33%
(1)    The weighted-average yield is computed using the amortized cost at September 30, 2022.

There were no sales of AFS securities during the third quarters of 2022 and 2021 or the first nine months of 2022. Proceeds and gross realized gains and losses from sales of AFS securities during the first nine months of 2021 were as follows:

Proceeds	$106,192
Gross realized gains	$708
Gross realized losses	$(952)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost, whereas loans initially classified as held for sale (HFS) are recorded at fair value. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Accrued interest within that caption related to loans and leases HFI was $27.0 million and $15.6 million as of September 30, 2022 and December 31, 2021, respectively.

Loans and Leases Held for Investment

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following tables present the components of each portfolio segment by class of financing receivable:

	September 30, 2022	December 31, 2021
Unsecured personal	$3,642,254	$1,804,578
Residential mortgages	197,776	151,362
Secured consumer	180,768	65,976
Total consumer loans held for investment	4,020,798	2,021,916
Equipment finance (1)	167,447	149,155
Commercial real estate	372,406	310,399
Commercial and industrial (2)	246,276	417,656
Total commercial loans and leases held for investment	786,129	877,210
Total loans and leases held for investment	4,806,927	2,899,126
Allowance for loan and lease losses	(303,201)	(144,389)
Loans and leases held for investment, net (3)	$4,503,726	$2,754,737
(1)    Comprised of sales-type leases for equipment. See “Note 16. Leases” for additional information.
(2)    Includes $89.4 million and $268.3 million of pledged loans under the Paycheck Protection Program (PPP) as of September 30, 2022 and December 31, 2021, respectively.
(3)    As of September 30, 2022 and December 31, 2021, the Company had $278.4 million and $149.2 million in loans pledged as collateral under the Federal Reserve Bank (FRB) Discount Window, respectively.

September 30, 2022	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$4,020,798	$288,138	$3,732,660	7.2%
Total commercial loans and leases held for investment (2)	786,129	15,063	771,066	1.9%
Total loans and leases held for investment (2)	$4,806,927	$303,201	$4,503,726	6.3%

December 31, 2021	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$2,021,916	$128,812	$1,893,104	6.4%
Total commercial loans and leases held for investment (2)	877,210	15,577	861,633	1.8%
Total loans and leases held for investment (2)	$2,899,126	$144,389	$2,754,737	5.0%
(1)    Calculated as the ratio of allowance for loan and lease losses (ALLL) to loans and leases HFI.
(2)    As of September 30, 2022, excluding the $89.4 million of PPP loans, the ALLL represented 2.2% of commercial loans and leases HFI and 6.4% of total loans and leases HFI. As of December 31, 2021, excluding $268.3 million of PPP loans, the ALLL represented 2.6% of commercial loans and leases HFI and 5.5% of total loans and leases HFI. PPP loans are guaranteed by the Small Business Administration (SBA) and, therefore, the Company determined no ACL is required on these loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended September 30,
	2022			2021
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$228,184	$15,076	$243,260	$54,058	$17,023	$71,081
Credit loss expense for loans and leases held for investment	81,935	664	82,599	37,695	(562)	37,133
Charge-offs (1)	(22,944)	(784)	(23,728)	(3,142)	(1,194)	(4,336)
Recoveries	963	107	1,070	20	838	858
Allowance for loan and lease losses, end of period	$288,138	$15,063	$303,201	$88,631	$16,105	$104,736

Reserve for unfunded lending commitments, beginning of period	$136	$1,889	$2,025	$—	$390	$390
Credit loss expense for unfunded lending commitments	(78)	218	140	50	837	887
Reserve for unfunded lending commitments, end of period (2)	$58	$2,107	$2,165	$50	$1,227	$1,277

	Nine Months Ended September 30,
	2022			2021
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$128,812	$15,577	$144,389	$—	$—	$—
Credit loss expense for loans and leases held for investment (3)	203,967	913	204,880	91,194	4,468	95,662
Initial allowance for PCD loans acquired during the period (4)	—	—	—	603	11,837	12,440
Charge-offs (1)	(46,668)	(2,001)	(48,669)	(3,232)	(1,350)	(4,582)
Recoveries	2,027	574	2,601	66	1,150	1,216
Allowance for loan and lease losses, end of period	$288,138	$15,063	$303,201	$88,631	$16,105	$104,736

Reserve for unfunded lending commitments, beginning of period	$—	$1,231	$1,231	$—	$—	$—
Credit loss expense for unfunded lending commitments	58	876	934	50	1,227	1,277
Reserve for unfunded lending commitments, end of period (2)	$58	$2,107	$2,165	$50	$1,227	$1,277
(1)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(2)    Relates to $144.0 million and $115.5 million of unfunded commitments as of September 30, 2022 and 2021, respectively.
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

September 30, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Unsecured personal
Current	$2,458,166	$1,146,225	$—	$—	$—	$—	$3,604,391
30-59 days past due	5,758	9,041	—	—	—	—	14,799
60-89 days past due	4,038	8,425	—	—	—	—	12,463
90 or more days past due	2,520	8,081	—	—	—	—	10,601
Total unsecured personal	2,470,482	1,171,772	—	—	—	—	3,642,254
Residential mortgages
Current	43,130	59,682	33,680	21,835	4,573	34,539	197,439
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	4	333	337
Total residential mortgages	43,130	59,682	33,680	21,835	4,577	34,872	197,776
Secured consumer
Current	133,644	42,910	—	2,563	—	—	179,117
30-59 days past due	596	389	—	—	—	—	985
60-89 days past due	270	234	—	—	—	—	504
90 or more days past due	67	95	—	—	—	—	162
Total secured consumer	134,577	43,628	—	2,563	—	—	180,768
Total consumer loans held for investment	$2,648,189	$1,275,082	$33,680	$24,398	$4,577	$34,872	$4,020,798

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

September 30, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Equipment finance
Pass	$55,947	$42,853	$28,066	$20,145	$12,751	$3,704	$163,466
Special mention	—	2,198	—	1,603	—	—	3,801
Substandard	—	—	—	—	180	—	180
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total equipment finance	55,947	45,051	28,066	21,748	12,931	3,704	167,447
Commercial real estate
Pass	84,608	56,575	50,985	52,967	38,941	63,589	347,665
Special mention	—	—	8,415	262	1,242	842	10,761
Substandard	—	—	—	658	2,403	10,364	13,425
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	555	555
Total commercial real estate	84,608	56,575	59,400	53,887	42,586	75,350	372,406
Commercial and industrial
Pass	37,626	126,661	26,382	15,190	4,702	12,710	223,271
Special mention	—	176	1,962	1,852	166	473	4,629
Substandard	—	4,746	4,678	3,812	1,668	1,839	16,743
Doubtful	—	—	111	—	—	287	398
Loss	—	—	—	—	6	1,229	1,235
Total commercial and industrial (1)	37,626	131,583	33,133	20,854	6,542	16,538	246,276
Total commercial loans and leases held for investment	$178,181	$233,209	$120,599	$96,489	$62,059	$95,592	$786,129
(1)    Includes $89.4 million of PPP loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Equipment finance
Pass	$52,440	$35,398	$26,918	$15,457	$6,184	$8,814	$—	$145,211
Special mention	1,531	—	1,810	—	—	—	—	3,341
Substandard	—	—	—	603	—	—	—	603
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	53,971	35,398	28,728	16,060	6,184	8,814	—	149,155
Commercial real estate
Pass	55,613	55,202	54,460	39,981	22,366	57,235	—	284,857
Special mention	—	8,397	—	1,366	1,018	7,242	—	18,023
Substandard	—	—	277	2,496	—	4,179	—	6,952
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	567	—	567
Total commercial real estate	55,613	63,599	54,737	43,843	23,384	69,223	—	310,399
Commercial and industrial
Pass	241,368	108,574	24,106	7,874	14,756	8,058	599	405,335
Special mention	—	—	2,207	463	1,467	40	—	4,177
Substandard	—	1,122	862	1,858	1,525	1,571	87	7,025
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	52	4	1,063	—	1,119
Total commercial and industrial (1)	241,368	109,696	27,175	10,247	17,752	10,732	686	417,656
Total commercial loans and leases held for investment	$350,952	$208,693	$110,640	$70,150	$47,320	$88,769	$686	$877,210
(1)    Includes $268.3 million of PPP loans.

The following tables present an analysis of the past due loans and leases HFI within the commercial portfolio segment:

September 30, 2022	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$—	$—	$—	$—
Commercial real estate	—	101	452	553
Commercial and industrial (1)	—	—	1,650	1,650
Total commercial loans and leases held for investment	$—	$101	$2,102	$2,203

December 31, 2021	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$—	$—	$—	$—
Commercial real estate	104	—	609	713
Commercial and industrial (1)	—	—	1,410	1,410
Total commercial loans and leases held for investment	$104	$—	$2,019	$2,123
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

The following table presents nonaccrual loans and leases:

	September 30, 2022		December 31, 2021
	Nonaccrual(1)	Nonaccrual with no related ACL(2)	Nonaccrual(1)	Nonaccrual with no related ACL(2)
Unsecured personal	$10,601	$—	$1,676	$—
Residential mortgages	337	337	1,373	1,373
Secured consumer	162	—	3,011	3,011
Total nonaccrual consumer loans held for investment	11,100	337	6,060	4,384

Equipment finance	180	—	603	—
Commercial real estate	1,013	1,013	989	989
Commercial and industrial	12,214	1,338	2,333	1,061
Total nonaccrual commercial loans and leases held for investment	13,407	2,351	3,925	2,050

Total nonaccrual loans and leases held for investment	$24,507	$2,688	$9,985	$6,434
(1)     Excluding PPP loans, there were no loans and leases that were 90 days or more past due and accruing as of both September 30, 2022 and December 31, 2021.
(2)     Subset of total nonaccrual loans and leases.

	September 30, 2022		December 31, 2021
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$11,100	0.28%	$6,060	0.30%
Total nonaccrual commercial loans and leases held for investment	13,407	1.71%	3,925	0.45%
Total nonaccrual loans and leases held for investment (2)	$24,507	0.51%	$9,985	0.34%
(1)     Calculated as the ratio of nonaccruing loans and leases to loans and leases HFI.
(2)     Nonaccruing loans and leases represented 0.52% and 0.38% of total loans and leases HFI, excluding PPP loans, as of September 30, 2022 and December 31, 2021, respectively.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

There were no acquired PCD loans during the third quarter and first nine months of 2022 or the third quarter of 2021. Acquired PCD loans during the first nine months of 2021 were as follows:

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

6. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Balance Sheet for the Company’s transactions with consolidated and unconsolidated VIEs. Additionally, the assets and liabilities in the tables below exclude intercompany balances that eliminate in consolidation:

September 30, 2022	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$8,600	$—	$8,600
Securities available for sale at fair value	—	22,445	22,445
Retail and certificate loans held for investment at fair value	2,940	—	2,940
Other loans held for investment at fair value	6,375	—	6,375
Other assets	218	11,351	11,569
Total assets	$18,133	$33,796	$51,929
Liabilities
Retail notes, certificates and secured borrowings at fair value	$2,940	$—	$2,940
Payable on Structured Program borrowings	11,185	—	11,185
Other liabilities	39	—	39
Total liabilities	14,164	—	14,164
Total net assets	$3,969	$33,796	$37,765

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

The following tables present total unconsolidated VIEs with which the Company has significant continuing involvement, but is not the primary beneficiary:

September 30, 2022	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Carrying value	$625,017	$22,445	$11,351	$33,796
Total exposure	N/A	$22,445	$11,351	$33,796

December 31, 2021	Total VIE Assets	Securities Available for Sale	Other Assets	Net Assets
Carrying value	$1,386,279	$58,177	$17,156	$75,333
Total exposure	N/A	$58,177	$17,156	$75,333
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Principal derecognized from loans securitized or sold	$—	$—	$41,023	$—
Net gains recognized from loans securitized or sold	$—	$—	$259	$—
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement	$—	$—	$2,180	$—
Cash proceeds from servicing and other administrative fees on loans securitized or sold	$1,782	$5,152	$7,294	$19,600
Proceeds from sale of securities by consolidated VIE	$—	$—	$5,320	$—
Cash proceeds for interest received on senior securities and subordinated securities	$1,294	$975	$6,373	$6,586

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

As of September 30, 2022, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $574.7 million, of which $16.9 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2021, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $1.3 billion, of which $35.0 million was attributable to off-balance sheet loans that were 31 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

September 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$90,058	$90,058
Retail and certificate loans held for investment at fair value	—	—	87,144	87,144
Other loans held for investment at fair value	—	—	15,057	15,057
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	216,710	—	216,710
U.S. agency securities	—	75,385	—	75,385
Commercial mortgage-backed securities	—	23,732	—	23,732
Asset-backed senior securities and subordinated securities	—	9,154	7,444	16,598
Other asset-backed securities	—	18,533	—	18,533
CLUB Certificate asset-backed securities	—	—	5,848	5,848
Municipal securities	—	2,351	—	2,351
Total securities available for sale	—	345,865	13,292	359,157
Servicing assets	—	—	86,518	86,518
Other assets	—	—	5,437	5,437
Total assets	$—	$345,865	$297,506	$643,371

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$87,144	$87,144
Payable on Structured Program borrowings	—	—	11,185	11,185
Other liabilities	—	—	11,042	11,042
Total liabilities	$—	$—	$109,371	$109,371

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

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the third quarters and first nine months of 2022 or 2021.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Held for Sale at Fair Value

As of both September 30, 2022 and December 31, 2021, the majority of loans HFS were sold shortly after origination and at committed prices. Therefore, the Company is generally not exposed to fair value fluctuations as a result of adverse changes in key assumptions.

Fair Value Reconciliation

The following tables present additional information about Level 3 loans HFS on a recurring basis:

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2022	$62,761	$50	$62,811
Originations and purchases	2,298,086	—	2,298,086
Sales	(2,264,859)	(188)	(2,265,047)
Principal payments and retirements	(4,592)	—	(4,592)
Charge-offs, net of recoveries	(17)	17	—
Change in fair value recorded in earnings	—	(1,200)	(1,200)
Balance at September 30, 2022	$91,379	$(1,321)	$90,058

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2021	$147,193	$(4,823)	$142,370
Originations and purchases	7,297,510	—	7,297,510
Transfers to loans held for investment	(11,888)	—	(11,888)
Sales	(7,315,612)	(18,979)	(7,334,591)
Principal payments and retirements	(24,990)	—	(24,990)
Charge-offs, net of recoveries	(834)	(628)	(1,462)
Change in fair value recorded in earnings	—	23,109	23,109
Balance at September 30, 2022	$91,379	$(1,321)	$90,058

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at June 30, 2021	$186,988	$(6,927)	$180,061
Originations and purchases	2,339,869	—	2,339,869
Sales	(2,342,158)	(85)	(2,342,243)
Principal payments and retirements	(27,211)	—	(27,211)
Charge-offs, net of recoveries	(1,138)	(209)	(1,347)
Change in fair value recorded in earnings	—	3,031	3,031
Balance at September 30, 2021	$156,350	$(4,190)	$152,160

	Outstanding Principal Balance	Valuation Adjustment	Fair Value
Balance at December 31, 2020	$132,600	$(10,698)	$121,902
Originations and purchases	5,320,264	(1,629)	5,318,635
Sales	(5,210,803)	10,568	(5,200,235)
Principal payments and retirements	(78,946)	—	(78,946)
Charge-offs, net of recoveries	(6,765)	3,711	(3,054)
Change in fair value recorded in earnings	—	(6,142)	(6,142)
Balance at September 30, 2021	$156,350	$(4,190)	$152,160

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Retail and Certificate Loans and Related Notes, Certificates and Secured Borrowings

The Company does not assume principal or interest rate risk on loans that were funded by its member payment- dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. At September 30, 2022 and December 31, 2021, the DCF methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. Therefore, the fair value adjustments for retail loans held for investment were largely offset by the corresponding fair value adjustments due to the payment dependent design of the retail notes, certificates and secured borrowings.

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets relating to loans sold to investors:

	September 30, 2022			December 31, 2021
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.5%	16.4%	10.0%	7.5%	16.4%	10.0%
Net cumulative expected loss rates (1)	1.0%	29.8%	12.7%	2.4%	26.4%	10.2%
Cumulative expected prepayment rates (1)	30.6%	47.0%	39.1%	32.1%	45.9%	38.4%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
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

	September 30, 2022	December 31, 2021
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(11,563)	$(9,495)
Servicing rate decrease by 0.10%	$11,563	$9,495

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions:

	September 30, 2022	December 31, 2021
Fair value of Servicing Assets	$86,518	$67,726
Discount rates
100 basis point increase	$(745)	$(558)
200 basis point increase	$(1,489)	$(1,115)
Expected loss rates
10% adverse change	$(837)	$(693)
20% adverse change	$(1,673)	$(1,386)
Expected prepayment rates
10% adverse change	$(2,178)	$(2,401)
20% adverse change	$(4,356)	$(4,802)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value at beginning of period	$79,427	$58,728	$67,726	$56,347
Issuances (1)	22,319	21,071	73,774	46,274
Change in fair value, included in Marketplace revenue	(14,689)	(14,984)	(52,702)	(39,584)
Other net changes included in Deferred revenue	(539)	(1,242)	(2,280)	536
Fair value at end of period	$86,518	$63,573	$86,518	$63,573
(1)    Represents the gains or losses on sales of the related loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

September 30, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,503,726	$—	$—	$4,786,152	$4,786,152
Other assets	28,638	—	27,018	1,649	28,667
Total assets	$4,532,364	$—	$27,018	$4,787,801	$4,814,819
Liabilities:
Deposits (1)	$242,126	$—	$—	$242,126	$242,126
Short-term borrowings	4,803	—	4,803	—	4,803
Advances from PPPLF	91,671	—	—	91,671	91,671
Other long-term debt	15,300	—	—	15,300	15,300
Other liabilities	63,758	—	28,310	35,448	63,758
Total liabilities	$417,658	$—	$33,113	$384,545	$417,658

December 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale	$248,878	$—	$—	$251,101	$251,101
Loans and leases held for investment, net	2,754,737	—	—	2,964,691	2,964,691
Other assets	18,274	—	15,630	2,644	18,274
Total assets	$3,021,889	$—	$15,630	$3,218,436	$3,234,066
Liabilities:
Deposits (1)	$68,405	$—	$—	$68,405	$68,405
Short-term borrowings	27,780	—	17,595	10,185	27,780
Advances from PPPLF	271,933	—	—	271,933	271,933
Other long-term debt	15,455	—	—	15,455	15,455
Other liabilities	51,655	—	22,187	29,468	51,655
Total liabilities	$435,228	$—	$39,782	$395,446	$435,228
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2022	December 31, 2021
Software (1)	$168,545	$121,102
Leasehold improvements	31,213	37,347
Computer equipment	27,660	29,598
Furniture and fixtures	6,064	8,346
Total property, equipment and software	233,482	196,393
Accumulated depreciation and amortization	(103,525)	(98,397)
Total property, equipment and software, net	$129,957	$97,996
(1)    Includes $44.9 million and $14.7 million of development in progress for internally-developed software and $10.1 million and $2.5 million of development in progress to customize purchased software as of September 30, 2022 and December 31, 2021, respectively.

Depreciation and amortization expense on property, equipment and software was $9.5 million and $28.3 million for the third quarter and first nine months of 2022, respectively. Depreciation and amortization expense on property, equipment and software was $9.0 million and $29.1 million for the third quarter and first nine months of 2021, respectively.

The Company records the above expenses in “Depreciation and amortization” expense on the Income Statement.

9. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both September 30, 2022 and December 31, 2021. The Company did not record any goodwill impairment expense for the third quarters and first nine months of 2022 and 2021. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	September 30, 2022	December 31, 2021
Gross carrying value	$54,500	$54,500
Accumulated amortization	(36,988)	(33,319)
Net carrying value	$17,512	$21,181

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the third quarter and first nine months of 2022 was $1.2 million and $3.7 million, respectively. Amortization expense associated with intangible assets for the third

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

quarter and first nine months of 2021 was $1.3 million and $3.9 million, respectively. There was no impairment loss for the third quarters and first nine months of 2022 and 2021.

The expected future amortization expense for intangible assets as of September 30, 2022, is as follows:

2022	$1,178
2023	4,198
2024	3,549
2025	2,901
2026	2,252
Thereafter	3,434
Total	$17,512

10. Other Assets

Other assets consist of the following:

	September 30, 2022	December 31, 2021
Deferred tax asset, net (1)	$171,206	$—
Servicing assets (2)	88,138	70,370
Operating lease assets	69,936	77,316
Nonmarketable equity investments	39,569	31,726
Intangible assets, net (3)	17,512	21,181
Other	108,771	101,953
Total other assets	$495,132	$302,546
(1)    See “Note 15. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $12.0 billion and $10.3 billion as of September 30, 2022 and December 31, 2021, respectively.
(3)    See “Note 9. Goodwill and Intangible Assets” for additional detail.

11. Deposits

Deposits consist of the following:

	September 30, 2022	December 31, 2021
Interest-bearing deposits:
Savings and money market accounts	$2,486,469	$856,989
Checking accounts	2,139,537	1,993,809
Certificates of deposit (1)	242,126	68,405
Total	$4,868,132	$2,919,203
Noninterest-bearing deposits	255,374	216,585
Total deposits	$5,123,506	$3,135,788
(1)    Includes $9.7 million and $14.0 million in denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand as of September 30, 2022 and December 31, 2021, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Total certificates of deposit at September 30, 2022 are scheduled to mature as follows:

2022	$10,496
2023	137,586
2024	75,236
2025	9,336
2026	945
Thereafter	8,527
Total certificates of deposit	$242,126

12. Short-term Borrowings and Long-term Debt

Short-term Borrowings:

Repurchase Agreements

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. As of September 30, 2022 and December 31, 2021, the Company had $4.8 million and $27.8 million, respectively, in aggregate debt outstanding under its repurchase agreements which is amortized over time through regular principal and interest payments collected from the pledged securities. At September 30, 2022, a majority of the Company’s repurchase agreements have contractual repurchase dates ranging from October 2025 to March 2028. These contractual repurchase dates correspond to either a set repurchase schedule or to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life of less than one year. At September 30, 2022 and December 31, 2021, the repurchase agreements bore interest rates ranging from 4.04% to 6.70% and 3.12% to 6.72%, respectively, which are either fixed or based on a benchmark of the weighted-average interest rate of the securities sold plus a spread. Underlying securities retained and pledged as collateral under repurchase agreements were $5.0 million and $50.5 million at September 30, 2022 and December 31, 2021, respectively.

Long-term Debt:

Advances from PPPLF

As of September 30, 2022 and December 31, 2021, outstanding PPPLF borrowings were $91.7 million and $271.9 million, respectively, and are collateralized by SBA PPP loans originated by the Company. The maturity date of the PPPLF borrowings matches the maturity date of the SBA PPP loans. When loans are forgiven by the SBA, the corresponding PPPLF advance is paid by the Company. The interest rate on the PPPLF borrowings is fixed at 0.35%.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table provides the balances of retail notes, certificates and secured borrowings at fair value as of the periods presented:

	September 30, 2022	December 31, 2021
Retail notes	$84,203	$219,435
Certificates and secured borrowings	2,941	10,284
Total retail notes, certificates and secured borrowings	$87,144	$229,719

Payable on Structured Program Borrowings

Certificate participations and securities of certain consolidated VIEs held by third-party investors are included in “Payable on Structured Program borrowings” on the Balance Sheet. As of September 30, 2022, these certificate participations and securities totaled $11.2 million and were secured by “Other loans held for investment at fair value” of $6.4 million and restricted cash of $6.2 million. As of December 31, 2021, these certificate participations and securities totaled $65.5 million and were secured by “Other loans held for investment at fair value” and “Loans held for sale” of $62.7 million and restricted cash of $11.2 million.

Other Long-term Debt

The Company has subordinated notes with an outstanding amount of $15.3 million as of both September 30, 2022 and December 31, 2021, which are due June 30, 2027. The rate resets quarterly at a rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 4.64%, with interest payments due quarterly in arrears. The subordinated notes are junior in right to the repayment in full of all existing claims of creditors and depositors of the Company. The subordinated notes may be redeemed quarterly, in whole or in part, at par plus accrued unpaid interest at the option of the Company.

13. Other Liabilities

Other liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$92,796	$100,972
Operating lease liabilities	83,561	91,588
Payable to investors	28,310	22,187
Other	115,388	89,204
Total other liabilities	$320,055	$303,951

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

14. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including RSUs, PBRSUs, cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs and PBRSUs	$16,737	$16,691	$50,164	$49,130
Stock options	6	118	46	582
Total stock-based compensation expense	$16,743	$16,809	$50,210	$49,712

The Company capitalized $2.2 million and $5.9 million of stock-based compensation expense associated with developing software for internal use during the third quarter and first nine months of 2022, respectively. The Company capitalized $1.2 million and $3.3 million of stock-based compensation expense associated with developing software for internal use during the third quarter and first nine months of 2021, respectively.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	9,703,751	$12.44
Granted	5,216,789	$14.26
Vested	(3,773,222)	$12.59
Forfeited/expired	(1,351,990)	$14.09
Unvested at September 30, 2022	9,795,328	$13.09

During the first nine months of 2022, the Company granted 5,216,789 RSUs with an aggregate fair value of $74.4 million.

As of September 30, 2022, there was $114.5 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 1.9 years.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the activities for the Company’s PBRSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	1,771,869	$9.72
Granted	743,074	$8.83
Vested	(506,696)	$5.48
Unvested at September 30, 2022	2,008,247	$10.47

During the first nine months of 2022, the Company granted 743,074 PBRSUs with an aggregate fair value of $6.6 million.

As of September 30, 2022, there was $9.6 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.2 years.
15. Income Taxes

For the third quarter of 2022, the Company recorded an income tax benefit of $7.2 million, primarily due to the release of a $5.0 million valuation allowance against the Company’s deferred tax assets and a $4.6 million tax credit, partially offset by a $2.4 million state income tax expense. For the first nine months of 2022, the Company recorded an income tax benefit of $134.2 million, primarily due to the release of a $140.3 million valuation allowance against the Company’s deferred tax assets.

For the third quarter of 2021, the Company recorded an income tax expense of $2.7 million, primarily related to income tax expense for state jurisdictions that limit net operating loss utilization. For the first nine months of 2021, the Company recorded an income tax expense of $0.1 million, primarily related to income tax expense for state jurisdictions that limit net operating loss utilization, partially offset by changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the Acquisition.

The Company has evaluated both positive and negative evidence when assessing the recoverability of its net deferred tax assets. Several factors were considered, which primarily included the Company’s business model transition and resulting increase in profitability and the expectation of continued profitability. These factors resulted in the release of the majority of the Company’s valuation allowance against its deferred tax assets during the second quarter of 2022.

The following table summarizes the Company’s net deferred tax assets:

	September 30, 2022	December 31, 2021
Deferred tax assets (liabilities), net	$229,269	$223,367
Valuation allowance	(58,063)	(223,367)
Deferred tax assets, net of valuation allowance	$171,206	$—

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

16. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the third quarter and first nine months of 2022, interest earned on Equipment Finance was $2.5 million and $7.7 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement. For the third quarter and first nine months of 2021, interest earned on Equipment Finance was $2.9 million and $8.1 million, respectively.

The components of Equipment Finance assets are as follows:

	September 30, 2022	December 31, 2021
Lease receivables	$144,433	$122,927
Unguaranteed residual asset values	40,375	36,837
Unearned income	(18,253)	(10,989)
Deferred fees	892	380
Total	$167,447	$149,155

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of September 30, 2022 were as follows:

2022	$12,639
2023	47,231
2024	39,093
2025	26,387
2026	15,988
Thereafter	12,412
Total lease payments	$153,750
Discount effect	(9,317)
Present value of future minimum lease payments	$144,433

Lessee Arrangements

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of September 30, 2022, the lease agreements have remaining lease terms ranging from approximately one year to nine years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. The Company was the sublessor of a portion of its office space in San Francisco for which lease terms have expired as of June 30, 2022. As of September 30, 2022, the Company pledged $0.4 million of cash and $3.9 million in letters of credit as security deposits in connection with its lease agreements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	September 30, 2022	December 31, 2021
Operating lease assets	Other assets	$69,936	$77,316
Operating lease liabilities (1)	Other liabilities	$83,561	$91,588
(1)    The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent.

Components of net lease costs were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Net Lease Costs	Income Statement Classification	2022	2021	2022	2021
Operating lease costs (1)	Occupancy	$(3,195)	$(4,561)	$(12,041)	$(14,315)
Sublease revenue	Other non-interest income	—	1,538	2,847	4,612
Net lease costs		$(3,195)	$(3,023)	$(9,194)	$(9,703)
(1)    Includes variable lease costs of $0.2 million and $0.4 million for the third quarters of 2022 and 2021, respectively. Includes variable lease costs of $0.9 million for both the first nine months of 2022 and 2021.

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

The Company’s future minimum undiscounted lease payments under operating leases as of September 30, 2022 were as follows:

Operating Lease Payments
2022	$3,143
2023	12,798
2024	13,054
2025	13,184
2026	13,375
Thereafter	48,974
Total lease payments	$104,528
Discount effect	(20,967)
Present value of future minimum lease payments	$83,561

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	September 30, 2022
Weighted-average remaining lease term (in years)	7.93
Weighted-average discount rate	5.42%

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

Unfunded Loan Commitments

As of September 30, 2022 and December 31, 2021, the contractual amount of unfunded loan commitments was $144.0 million and $110.8 million, respectively. See “Note 5. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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

The Company is routinely subject to examination for compliance with applicable laws and regulations in the states in which it is licensed. The Company is subject to examination by the New York Department of Financial Services (NYDFS) and other regulators. The Company periodically has discussions with various regulatory agencies regarding its business model and has engaged in similar discussions with the NYDFS. During the course of such discussions with the NYDFS, the Company decided to voluntarily comply with certain rules and regulations of the NYDFS while it was not a bank holding company operating a national bank.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes LC Bank’s regulatory capital amounts and ratios (in millions):

LendingClub Bank	September 30, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$760.4	15.2%	$523.7	16.7%	7.0%
Tier 1 capital	$760.4	15.2%	$523.7	16.7%	8.5%
Total capital	$825.8	16.5%	$563.7	18.0%	10.5%
Tier 1 leverage	$760.4	13.4%	$523.7	14.3%	4.0%
Risk-weighted assets	$5,018.3	N/A	$3,130.4	N/A	N/A
Quarterly adjusted average assets	$5,692.0	N/A	$3,667.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table presents the regulatory capital and ratios of the Company (in millions):

LendingClub	September 30, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$953.2	18.3%	$710.0	21.3%	7.0%
Tier 1 capital	$953.2	18.3%	$710.0	21.3%	8.5%
Total capital	$1,033.2	19.8%	$767.9	23.0%	10.5%
Tier 1 leverage	$953.2	15.7%	$710.0	16.5%	4.0%
Risk-weighted assets	$5,210.2	N/A	$3,333.2	N/A	N/A
Quarterly adjusted average assets	$6,061.4	N/A	$4,301.7	N/A	N/A
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

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At September 30, 2022 and December 31, 2021, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since September 30, 2022 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. Additionally, under the OCC Operating Agreement, LC Bank is required to obtain a written determination of non-objection from the OCC before declaring any dividend. No dividends were declared by LC Bank during the first nine months of 2022 or during 2021. See “Part I – Item 1. Business – Regulation and Supervision – Broad Powers to Ensure Safety and Soundness” in our Annual Report for further discussion regarding the OCC Operating Agreement.

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

19. Other Non-interest Income and Non-interest Expense

Other non-interest income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Referral revenue	$3,144	$4,293	$10,860	$9,649
Realized gains (losses) on sales of securities available for sale and other investments	—	—	36	(96)
Other	4,256	2,029	13,843	9,117
Total other non-interest income	$7,400	$6,322	$24,739	$18,670

Other non-interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consumer credit services	$4,610	$4,266	$15,804	$11,798
Other	10,496	11,341	30,727	30,575
Total other non-interest expense	$15,106	$15,607	$46,531	$42,373

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$153,504	$151,109	$9,015	$23,447	$11,318	$—	$173,837	$174,556
Other non-interest income	25,240	25,393	4,794	4,140	(22,634)	(23,211)	7,400	6,322
Total non-interest income	178,744	176,502	13,809	27,587	(11,316)	(23,211)	181,237	180,878

Interest income:
Interest income	137,142	64,606	6,078	18,254	—	—	143,220	82,860
Interest expense	(15,277)	(2,270)	(4,267)	(15,302)	—	—	(19,544)	(17,572)
Net interest income	121,865	62,336	1,811	2,952	—	—	123,676	65,288

Total net revenue	300,609	238,838	15,620	30,539	(11,316)	(23,211)	304,913	246,166

(Provision for) reversal of credit losses	(82,739)	(38,019)	—	495	—	—	(82,739)	(37,524)
Non-interest expense	(177,714)	(161,101)	(19,821)	(40,885)	11,316	23,211	(186,219)	(178,775)
Income (Loss) before income tax benefit (expense)	40,156	39,718	(4,201)	(9,851)	—	—	35,955	29,867
Income tax benefit (expense)	(9,440)	(4,670)	16,683	12,607	—	(10,619)	7,243	(2,682)
Net income	$30,716	$35,048	$12,482	$2,756	$—	$(10,619)	$43,198	$27,185
Capital expenditures	$17,301	$9,451	$—	$—	$—	$—	$17,301	$9,451
Depreciation and amortization	$4,099	$1,220	$6,582	$9,329	$—	$—	$10,681	$10,549

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Nine Months Ended September 30,	Eight Months Ended September 30,	Nine Months Ended September 30,		Nine Months Ended September 30,	Eight Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$509,426	$315,885	$35,313	$92,133	$15,448	$—	$560,187	$408,018
Other non-interest income	64,779	73,433	12,931	12,519	(52,971)	(67,282)	24,739	18,670
Total non-interest income	574,205	389,318	48,244	104,652	(37,523)	(67,282)	584,926	426,688

Interest income:
Interest income	357,117	127,429	26,224	67,748	—	—	383,341	195,177
Interest expense	(25,134)	(5,489)	(18,625)	(59,989)	—	—	(43,759)	(65,478)
Net interest income	331,983	121,940	7,599	7,759	—	—	339,582	129,699

Total net revenue	906,188	511,258	55,843	112,411	(37,523)	(67,282)	924,508	556,387

(Provision for) reversal of credit losses	(205,814)	(96,938)	—	3,287	—	—	(205,814)	(93,651)
Non-interest expense	(552,809)	(374,782)	(71,523)	(165,666)	37,523	67,282	(586,809)	(473,166)
Income (Loss) before income tax benefit (expense)	147,565	39,538	(15,680)	(49,968)	—	—	131,885	(10,430)
Income tax benefit (expense)	(39,113)	7,866	120,274	23,821	53,048	(31,785)	134,209	(98)
Net income (loss)	$108,452	$47,404	$104,594	$(26,147)	$53,048	$(31,785)	$266,094	$(10,528)
Capital expenditures	$54,659	$22,624	$—	$1,811	$—	$—	$54,659	$24,435
Depreciation and amortization	$11,109	$2,810	$21,168	$31,013	$—	$—	$32,277	$33,823

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Assets
Total cash and cash equivalents	$896,519	$659,919	$109,200	$88,268	$(52,878)	$(61,061)	$952,841	$687,126
Restricted cash	—	—	78,746	76,540	(12,461)	(80)	66,285	76,460
Securities available for sale at fair value	338,096	205,730	21,061	57,800	—	—	359,157	263,530
Loans held for sale	90,058	335,449	—	55,799	—	—	90,058	391,248
Loans and leases held for investment, net	4,503,726	2,754,737	—	—	—	—	4,503,726	2,754,737
Retail and certificate loans held for investment at fair value	—	—	87,144	229,719	—	—	87,144	229,719
Other loans held for investment at fair value	—	—	15,057	21,240	—	—	15,057	21,240
Property, equipment and software, net	89,576	36,424	40,381	61,572	—	—	129,957	97,996
Investment in subsidiary	—	—	671,574	557,577	(671,574)	(557,577)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	305,456	254,075	207,556	168,042	(17,880)	(119,571)	495,132	302,546
Total assets	6,299,148	4,322,051	1,230,719	1,316,557	(754,793)	(738,289)	6,775,074	4,900,319
Liabilities and Equity
Total deposits	5,188,845	3,196,929	—	—	(65,339)	(61,141)	5,123,506	3,135,788
Short-term borrowings	165	165	4,638	27,615	—	—	4,803	27,780
Advances from PPPLF	91,671	271,933	—	—	—	—	91,671	271,933
Retail notes, certificates and secured borrowings at fair value	—	—	87,144	229,719	—	—	87,144	229,719
Payable on Structured Program borrowings	—	—	11,185	65,451	—	—	11,185	65,451
Other long-term debt	—	—	15,300	15,455	—	—	15,300	15,455
Other liabilities	205,814	218,775	132,121	150,727	(17,880)	(65,551)	320,055	303,951
Total liabilities	5,486,495	3,687,802	250,388	488,967	(83,219)	(126,692)	5,653,664	4,050,077
Total equity	812,653	634,249	980,331	827,590	(671,574)	(611,597)	1,121,410	850,242
Total liabilities and equity	$6,299,148	$4,322,051	$1,230,719	$1,316,557	$(754,793)	$(738,289)	$6,775,074	$4,900,319

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

Executive Summary

We delivered the following results as we leaned into the strategic advantages of our digital bank in the face of a less favorable economic environment. We drove growth in recurring interest income supported by strong credit performance of our retained high-quality prime loan portfolio. Marketplace volumes were impacted by higher funding costs for certain loan investors, driven by rapidly increasing interest rates. Over time, as rates stabilize and we continue to reprice personal loans, we expect this impact to gradually moderate.

•Loan originations: Total loan originations for the third quarter of 2022 were $3.5 billion, decreasing 8% sequentially, primarily driven by a decrease in unsecured personal loan origination volume, reflecting rapidly rising rates, tightening of underwriting standards and the corresponding impact on investor returns. We expect this market dynamic to continue in the near term, but moderate over time as we increase interest rates on loans and continue to modify underwriting to enhance investor returns. Total loan originations increased 14% year over year, primarily driven by an increase in unsecured personal loan origination volume.
◦Loan originations held for investment (HFI) were $1.2 billion, increasing 13% sequentially and 81% year over year.
◦Loan originations HFI as a percentage of total loan originations was 33% and 27% for the third and second quarters of 2022, respectively, and 20% for the third quarter of 2021. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.

•Total net revenue: Total net revenue for the third quarter of 2022 was $304.9 million, decreasing 8% sequentially and increasing 24% year over year.
◦Marketplace revenue: Marketplace revenue for the third quarter of 2022 was $173.8 million, decreasing 16% sequentially and remained flat year over year, in line with loan origination volume.
◦Net interest income: Net interest income for the third quarter of 2022 was $123.7 million, improving 6% sequentially and 89% year over year. The increase was primarily due to an increase in unsecured personal loans retained in current and prior periods as HFI.
◦Net interest margin: Net interest margin for the third quarter of 2022 was 8.3%, decreasing from 8.5% in the second quarter of 2022, primarily due to higher interest rates on deposits offset by an increase in unsecured personal loans HFI, and increasing from 6.3% in the third quarter of 2021, primarily reflecting a greater mix of personal loans which generate a higher yield than the rest of the loans HFI.

•Provision for credit losses: Provision for credit losses for the third quarter of 2022 was $82.7 million, increasing 17% sequentially and 120% year over year. The increase was primarily due to growth in loans HFI, allowance net present value amortization on prior loan vintages and additional qualitative allowance reflecting a less favorable economic outlook.

•Total non-interest expense: Total non-interest expense for the third quarter of 2022 was $186.2 million, decreasing 11% sequentially, primarily driven by a decrease in variable marketing expenses based on lower

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
origination volume and prudent management of expenses. Total non-interest expense increased 4% year over year, primarily driven by an increase in variable marketing expenses based on higher origination volume.

•Net income: Net income for the third quarter of 2022 was $43.2 million, decreasing by $138.9 million sequentially and increasing $16.0 million year over year. Net income for the third and second quarters of 2022 included a tax benefit of $5.0 million and $135.3 million, respectively, due to the reversal of our valuation allowance against our deferred tax assets.

•Net income excluding income tax benefit: Net income excluding income tax benefit (related to the reversal of our valuation allowance against our deferred tax assets) for the third quarter of 2022 was $38.2 million, decreasing by $8.6 million sequentially and increasing by $11.0 million year over year.

•Diluted earnings per share: Diluted EPS for the third quarter of 2022 was $0.41, compared to $1.73 for the second quarter of 2022 and $0.26 for the same quarter last year. Diluted EPS for the second quarter of 2022 included a $1.29 per share benefit from the reversal of the deferred tax valuation allowance. The improvement during the third quarter of 2022 from a year earlier primarily reflected revenue growth and improved operating efficiency, as well as a $0.05 per share benefit from the reversal of the deferred tax asset valuation allowance.

•Pre-tax, pre-provision income: Pre-tax, pre-provision income for the third quarter of 2022 was $118.7 million, decreasing by $2.0 million sequentially and increasing by $51.3 million year over year, consistent with revenue growth and improved operating efficiency.

•Loans and leases held for investment: Loans and leases held for investment, net of allowance for loan and lease losses, were $4.5 billion at September 30, 2022, growing 18% sequentially and 73% year over year, reflecting growth in personal loan originations and an increase in loan originations retained as HFI.

•Deposits: Total deposits at September 30, 2022 were $5.1 billion, growing 13% sequentially and 80% year over year, primarily reflecting growth in online savings deposits.

•Total equity: Total equity at September 30, 2022 was $1.1 billion, up $42.3 million sequentially and $316.6 million year over year, primarily reflecting net income generated over the period and the release of the deferred tax asset valuation allowance.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights
We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	As Of and For The Three Months Ended			Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Non-interest income	$181,237	$213,832	$180,878	$584,926	$426,688
Net interest income	123,676	116,226	65,288	339,582	129,699
Total net revenue	304,913	330,058	246,166	924,508	556,387
Non-interest expense	186,219	209,386	178,775	586,809	473,166
Pre-tax, pre-provision income	118,694	120,672	67,391	337,699	83,221
Provision for credit losses	82,739	70,566	37,524	205,814	93,651
Income (Loss) before income tax benefit (expense)	35,955	50,106	29,867	131,885	(10,430)
Income tax benefit (expense)	7,243	131,954	(2,682)	134,209	(98)
Net income (loss)	43,198	182,060	27,185	266,094	(10,528)
Income tax benefit from release of tax valuation allowance	5,015	135,300	—	140,315	—
Net income (loss) excluding income tax benefit (1)(3)	$38,183	$46,760	$27,185	$125,779	$(10,528)

Basic EPS	$0.41	$1.77	$0.27	$2.59	$(0.11)
Diluted EPS	$0.41	$1.73	$0.26	$2.56	$(0.11)
Diluted EPS impact of income tax benefit from release of tax valuation allowance	$0.05	$1.28	—	$1.35	—
Diluted EPS excluding income tax benefit (1)(3)	$0.36	$0.45	$0.26	$1.21	$(0.11)

LendingClub Corporation Performance Metrics:
Net interest margin	8.3%	8.5%	6.3%	8.3%	4.8%
Efficiency ratio (2)	61.1%	63.4%	72.6%	63.5%	85.0%
Return on average equity (ROE)	14.2%	33.8%	13.8%	40.6%	N/A
Return on average total assets (ROA)	2.5%	5.5%	2.4%	6.8%	N/A
Marketing as a % of loan originations	1.3%	1.6%	1.6%	1.5%	1.4%

LendingClub Corporation Capital Metrics:
Common Equity Tier 1 Capital Ratio	18.3%	20.0%	22.8%
Tier 1 Leverage Ratio	15.7%	16.2%	16.2%
Book Value per Common Share	$10.67	$10.41	$8.07
Tangible Book Value per Common Share(3)	$9.78	$9.50	$7.08

Loan Originations (in millions):
Marketplace loans	$2,386	$2,819	$2,471	$7,566	$5,792
Loan originations held for investment	1,153	1,021	636	3,030	1,521
Total loan originations	$3,539	$3,840	$3,107	$10,596	$7,312
Loan originations held for investment as % of total loan originations	33%	27%	20%	29%	21%

Servicing portfolio AUM (in millions) (4):
Total servicing portfolio	$15,929	$14,783	$11,592
Loans serviced for others	$11,807	$11,382	$9,744
N/A – Not applicable
(1)    The third and second quarters of 2022 and first nine months of 2022 include an income tax benefit of $5.0 million, $135.3 million and $140.3 million, respectively, due to the release of our deferred tax asset valuation allowance.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(2)    Calculated as the ratio of non-interest expense to total net revenue.
(3)    Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information.
(4)    Assets under management (AUM) reflects loans serviced on our platform, which includes outstanding balances of unsecured personal loans, auto refinance loans and education and patient finance loans serviced for others and retained for investment by the Company.

	As of the Three Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021
Balance Sheet Data:
Loans and leases held for investment, net, excluding PPP loans	$4,414,347	$3,692,667	$2,235,698
PPP loans	$89,379	$118,794	$367,558
Total loans and leases held for investment, net	$4,503,726	$3,811,461	$2,603,256
Total assets	$6,775,074	$6,186,765	$4,750,760
Total deposits	$5,123,506	$4,527,672	$2,838,719
Total liabilities	$5,653,664	$5,107,648	$3,945,970
Total equity	$1,121,410	$1,079,117	$804,790

Allowance Ratios:
ALLL to total loans and leases held for investment	6.3%	6.0%	3.9%
ALLL to total loans and leases held for investment, excluding PPP loans	6.4%	6.2%	4.5%
ALLL to consumer loans and leases held for investment	7.2%	6.9%	5.2%
ALLL to commercial loans and leases held for investment	1.9%	2.0%	1.6%
ALLL to commercial loans and leases held for investment, excluding PPP loans	2.2%	2.3%	2.6%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following tables set forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2022	June 30, 2022	September 30, 2021	Q3 2022 vs Q2 2022	Q3 2022 vs Q3 2021
Non-interest income:
Marketplace revenue	$173,837	$206,384	$174,556	(16)%	—%
Other non-interest income	7,400	7,448	6,322	(1)%	17%
Total non-interest income	181,237	213,832	180,878	(15)%	—%

Interest income:
Interest on loans held for sale	5,879	7,130	8,536	(18)%	(31)%
Interest and fees on loans and leases held for investment	124,028	108,911	57,644	14%	115%
Interest on retail and certificate loans held for investment at fair value	3,685	5,091	12,172	(28)%	(70)%
Interest on other loans held for investment at fair value	791	631	973	25%	(19)%
Interest on securities available for sale	3,820	4,426	3,180	(14)%	20%
Other	5,017	2,279	355	120%	N/M
Total interest income	143,220	128,468	82,860	11%	73%

Interest expense:
Interest on deposits	15,184	6,078	1,899	150%	700%
Interest on short-term borrowings	87	417	849	(79)%	(90)%
Interest on retail notes, certificates and secured borrowings	3,685	5,091	12,172	(28)%	(70)%
Interest on Structured Program borrowings	225	360	2,120	(38)%	(89)%
Interest on other long-term debt	363	296	532	23%	(32)%
Total interest expense	19,544	12,242	17,572	60%	11%

Net interest income	123,676	116,226	65,288	6%	89%

Total net revenue	304,913	330,058	246,166	(8)%	24%

Provision for credit losses	82,739	70,566	37,524	17%	120%

Non-interest expense:
Compensation and benefits	84,916	85,103	73,304	—%	16%
Marketing	46,031	61,497	50,782	(25)%	(9)%
Equipment and software	12,491	12,461	10,297	—%	21%
Occupancy	5,051	6,209	6,486	(19)%	(22)%
Depreciation and amortization	10,681	10,557	10,549	1%	1%
Professional services	11,943	16,138	11,750	(26)%	2%
Other non-interest expense	15,106	17,421	15,607	(13)%	(3)%
Total non-interest expense	186,219	209,386	178,775	(11)%	4%

Income before income tax benefit (expense)	35,955	50,106	29,867	(28)%	20%
Income tax benefit (expense)	7,243	131,954	(2,682)	N/M	N/M
Net income	$43,198	$182,060	$27,185	(76)%	59%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2022	2021	Change (%)
Non-interest income:
Marketplace revenue	$560,187	$408,018	37%
Other non-interest income	24,739	18,670	33%
Total non-interest income	584,926	426,688	37%

Interest income:
Interest on loans held for sale	20,459	22,387	(9)%
Interest and fees on loans and leases held for investment	324,381	112,013	190%
Interest on retail and certificate loans held for investment at fair value	15,745	48,448	(68)%
Interest on other loans held for investment at fair value	2,015	3,674	(45)%
Interest on securities available for sale	12,757	7,954	60%
Other	7,984	701	N/M
Total interest income	383,341	195,177	96%

Interest expense:
Interest on deposits	24,700	4,612	436%
Interest on short-term borrowings	939	3,116	(70)%
Interest on retail notes, certificates and secured borrowings	15,745	48,448	(68)%
Interest on Structured Program borrowings	1,349	7,996	(83)%
Interest on other long-term debt	1,026	1,306	(21)%
Total interest expense	43,759	65,478	(33)%

Net interest income	339,582	129,699	162%

Total net revenue	924,508	556,387	66%

Provision for credit losses	205,814	93,651	120%

Non-interest expense:
Compensation and benefits	251,629	209,649	20%
Marketing	162,608	105,434	54%
Equipment and software	35,998	27,471	31%
Occupancy	17,279	19,543	(12)%
Depreciation and amortization	32,277	33,823	(5)%
Professional services	40,487	34,873	16%
Other non-interest expense	46,531	42,373	10%
Total non-interest expense	586,809	473,166	24%

Income (Loss) before income tax benefit (expense)	131,885	(10,430)	N/M
Income tax benefit (expense)	134,209	(98)	N/M
Net income (loss)	$266,094	$(10,528)	N/M

The analysis below is presented for the following periods: Third quarter of 2022 compared to the second quarter of 2022 (sequential), third quarter of 2022 compared to the third quarter of 2021 (year over year) and the first nine months of 2022 compared to the first nine months of 2021 (nine months over nine months). As a result of the timing of the Company’s acquisition of Radius on February 1, 2021, our results of operations discussed below for the nine- month period ended September 30, 2021 only reflect the revenue and expenses generated by LendingClub Bank for eight months of such period.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	September 30, 2022	June 30, 2022	September 30, 2021	Q3 2022 vs Q2 2022	Q3 2022 vs Q3 2021
Origination fees	$127,142	$149,252	$129,125	(15)%	(2)%
Servicing fees	23,760	18,166	20,819	31%	14%
Gain on sales of loans	23,554	29,319	21,907	(20)%	8%
Net fair value adjustments	(619)	9,647	2,705	N/M	N/M
Total marketplace revenue	$173,837	$206,384	$174,556	(16)%	—%

	Nine Months Ended September 30,
	2022	2021	Change (%)
Origination fees	$398,487	$298,486	34%
Servicing fees	60,440	66,699	(9)%
Gain on sales of loans	76,983	49,547	55%
Net fair value adjustments	24,277	(6,714)	N/M
Total marketplace revenue	$560,187	$408,018	37%

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

The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Marketplace loans	$2,386,319	$2,819,263	$2,471,152	$7,565,820	$5,791,508
Loan originations held for investment	1,152,870	1,021,110	635,514	3,030,292	1,520,751
Total loan originations	$3,539,189	$3,840,373	$3,106,666	$10,596,112	$7,312,259

Origination fees were $127.1 million and $149.3 million for the third and second quarters of 2022, respectively, a decrease of 15%. The decrease was due to lower origination volume of marketplace loans. Loan origination volume of marketplace loans decreased to $2.4 billion for the third quarter of 2022 compared to $2.8 billion for the second quarter of 2022, a decrease of 15%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Origination fees were $127.1 million and $129.1 million for the third quarters of 2022 and 2021, respectively, a decrease of 2%. The decrease was due to lower origination volume of marketplace loans. Loan origination volume of marketplace loans decreased to $2.4 billion for the third quarter of 2022 compared to $2.5 billion for the third quarter of 2021, a decrease of 3%.

Origination fees were $398.5 million and $298.5 million for the first nine months of 2022 and 2021, respectively, an increase of 34%. The increase was due to higher origination volume of marketplace loans. Loan origination volume of marketplace loans increased to $7.6 billion for the first nine months of 2022 compared to $5.8 billion for the first nine months of 2021, an increase of 31%.

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

	Three Months Ended			Change (%)
	September 30, 2022	June 30, 2022	September 30, 2021	Q3 2022 vs Q2 2022	Q3 2022 vs Q3 2021
AUM (in millions):
Loans serviced for others	$11,807	$11,382	$9,744	4%	21%
Loans held by LendingClub Bank	4,019	3,258	1,438	23%	179%
Retail notes, certificates and secured borrowings	92	127	314	(28)%	(71)%
Other loans invested in by the Company	11	16	96	(31)%	(89)%
Total	$15,929	$14,783	$11,592	8%	37%

In addition to the loans serviced on our marketplace platform, we earned servicing fee revenue on $174.1 million, $183.6 million and $243.6 million in outstanding principal balance of commercial loans sold as of September 30, 2022, June 30, 2022 and September 30, 2021, respectively.

Servicing fees were $23.8 million and $18.2 million for the third and second quarters of 2022, respectively, an increase of 31%. This was primarily due to a higher principal balance of loans serviced and less changes in the fair value of our servicing asset.

Servicing fees were $23.8 million and $20.8 million for the third quarters of 2022 and 2021, respectively, an increase of 14%. The increase in revenue was primarily due to a higher principal balance of loans serviced.

Servicing fees were $60.4 million and $66.7 million for the first nine months of 2022 and 2021, respectively, a decrease of 9%. The decrease in revenue was primarily due to more changes in the fair value of our servicing asset, partially offset by a higher principal balance of loans serviced.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

Gain on sales of loans was $23.6 million and $29.3 million for the third and second quarters of 2022, respectively, a decrease of 20%. The decrease was due to a decrease in the volume of marketplace loans sold.

Gain on sales of loans was $23.6 million and $21.9 million for the third quarters of 2022 and 2021, respectively, an increase of 8%. The increase was primarily due to an increase in the average contractual servicing fee, partially offset by a decrease in the volume of marketplace loans sold.

Gain on sales of loans was $77.0 million and $49.5 million for the first nine months of 2022 and 2021, respectively, an increase of 55%. The increase was primarily due to an increase in the volume of marketplace loans sold.

Net Fair Value Adjustments

We record fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

Net fair value adjustments were $(0.6) million and $9.6 million for the third and second quarters of 2022, respectively, a decrease of $10.3 million. The decrease was primarily due to lower loan sale prices and a decrease in the volume of marketplace loans sold.

Net fair value adjustments were $(0.6) million and $2.7 million for the third quarters of 2022 and 2021, respectively, a decrease of $3.3 million. The decrease was primarily due to lower loan sale prices and a decrease in the volume of marketplace loans sold.

Net fair value adjustments were $24.3 million and $(6.7) million for the first nine months of 2022 and 2021, respectively, an increase of $31.0 million. The increase was primarily due to higher loan sale prices and an increase in the volume of marketplace loans sold.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Non-interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The tables below illustrate the composition of other non-interest income for each period presented:

	Three Months Ended			Change (%)
	September 30, 2022	June 30, 2022	September 30, 2021	Q3 2022 vs Q2 2022	Q3 2022 vs Q3 2021
Referral revenue	$3,144	$4,025	$4,293	(22)%	(27)%
Other	4,256	3,423	2,029	24%	110%
Other non-interest income	$7,400	$7,448	$6,322	(1)%	17%

	Nine Months Ended September 30,
	2022	2021	Change (%)
Referral revenue	$10,860	$9,649	13%
Realized gains (losses) on sales of securities available for sale and other investments	36	(96)	N/M
Other	13,843	9,117	52%
Other non-interest income	$24,739	$18,670	33%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Interest Income

The tables below present net interest income information corresponding to interest-earning assets and interest-bearing funding sources on a consolidated basis for the Company. The average yield/rate is calculated by dividing the annualized period-end interest income/expense by the average balance.

	Three Months Ended September 30, 2022			Three Months Ended June 30, 2022			Three Months Ended September 30, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$893,655	$5,017	2.25%	$1,023,192	$2,279	0.89%	$778,667	$355	0.18%
Securities available for sale at fair value	396,556	3,820	3.85%	409,327	4,426	4.32%	266,686	3,180	4.77%
Loans held for sale	126,487	5,879	18.59%	156,503	7,130	18.22%	226,422	8,536	15.08%
Loans and leases held for investment:
Unsecured personal loans (2)	3,268,649	110,446	13.52%	2,692,148	95,529	14.19%	991,297	39,532	15.95%
Secured consumer loans	337,191	3,039	3.60%	268,091	2,351	3.51%	464,194	4,688	4.04%
Commercial loans and leases	692,783	9,262	5.35%	644,002	8,732	5.42%	616,823	7,887	5.11%
PPP loans	105,500	1,281	4.86%	149,454	2,299	6.15%	436,785	5,537	5.07%
Loans and leases held for investment	4,404,123	124,028	11.26%	3,753,695	108,911	11.61%	2,509,099	57,644	9.19%
Retail and certificate loans held for investment at fair value	104,010	3,685	14.17%	144,613	5,091	14.08%	344,205	12,172	14.15%
Other loans held for investment at fair value	17,763	791	17.83%	16,991	631	14.85%	30,981	973	12.58%
Total interest-earning assets	5,942,594	143,220	9.64%	5,504,321	128,468	9.34%	4,156,060	82,860	7.97%

Cash and due from banks and restricted cash	58,411			75,517			96,733
Allowance for loan and lease losses	(254,849)			(202,904)			(86,686)
Other non-interest earning assets	597,169			490,412			449,964
Total assets	$6,343,325			$5,867,346			$4,616,071

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$2,192,904	$4,575	0.83%	$2,463,710	$2,664	0.43%	$2,221,365	$1,707	0.30%
Savings accounts and certificates of deposit	2,260,170	10,609	1.86%	1,555,607	3,414	0.88%	307,807	192	0.25%
Interest-bearing deposits (2)	4,453,074	15,184	1.35%	4,019,317	6,078	0.61%	2,529,172	1,899	0.30%
Short-term borrowings	6,848	87	5.09%	10,874	417	15.35%	57,224	849	5.93%
Advances from PPPLF	104,897	93	0.36%	151,278	135	0.36%	416,748	371	0.36%
Retail notes, certificates and secured borrowings	104,010	3,685	14.17%	144,613	5,091	14.08%	344,087	12,172	14.15%
Structured Program borrowings	13,859	225	6.50%	18,439	360	7.81%	100,178	2,120	8.46%
Other long-term debt	15,300	270	7.04%	15,357	161	4.20%	15,606	161	4.13%
Total interest-bearing liabilities	4,697,988	19,544	1.65%	4,359,878	12,242	1.12%	3,463,015	17,572	2.03%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30, 2022			Three Months Ended June 30, 2022			Three Months Ended September 30, 2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Non-interest bearing deposits	284,134			292,750			81,491
Other liabilities	250,086			261,796			285,292
Total liabilities	$5,232,208			$4,914,424			$3,829,798

Total equity	$1,111,117			$952,922			$786,273
Total liabilities and equity	$6,343,325			$5,867,346			$4,616,071

Interest rate spread			7.99%			8.21%			5.95%

Net interest income and net interest margin		$123,676	8.32%		$116,226	8.45%		$65,288	6.28%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    The average yield/rate for unsecured personal loans decreased both sequentially and year over year primarily due to a shift in the mix toward higher credit quality loans. The average yield/rate for interest-bearing deposits increased due to a higher federal funds rate and an increasing concentration of online deposits. We expect the decrease in net interest margin to continue in the fourth quarter of 2022.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
An analysis of the sequential and year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(322)	$3,060	$2,738
Securities available for sale at fair value	(135)	(471)	(606)
Loans held for sale	(1,392)	141	(1,251)
Loans and leases held for investment	18,398	(3,281)	15,117
Retail and certificate loans held for investment at fair value	(1,438)	32	(1,406)
Other loans held for investment at fair value	30	130	160
Total increase (decrease) in interest income on interest-earning assets	$15,141	$(389)	$14,752
Interest-bearing liabilities
Checking and money market accounts	$(318)	$2,229	$1,911
Savings accounts and certificates of deposit	2,078	5,117	7,195
Interest-bearing deposits	1,760	7,346	9,106
Short-term borrowings	(118)	(212)	(330)
Advances from PPPLF	(42)	—	(42)
Retail notes, certificates and secured borrowings	(1,438)	32	(1,406)
Structured Program borrowings	(81)	(54)	(135)
Other long-term debt	(1)	110	109
Total increase in interest expense on interest-bearing liabilities	$80	$7,222	$7,302

Increase (decrease) in net interest income	$15,061	$(7,611)	$7,450
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$60	$4,602	$4,662
Securities available for sale at fair value	1,335	(695)	640
Loans held for sale	(4,342)	1,685	(2,657)
Loans and leases held for investment	51,105	15,279	66,384
Retail and certificate loans held for investment at fair value	(8,510)	23	(8,487)
Other loans held for investment at fair value	(503)	321	(182)
Total increase in interest income on interest-earning assets	$39,145	$21,215	$60,360
Interest-bearing liabilities
Checking and money market accounts	$(22)	$2,890	$2,868
Savings accounts and certificates of deposit	5,135	5,282	10,417
Interest-bearing deposits	5,113	8,172	13,285
Short-term borrowings	(656)	(106)	(762)
Advances from PPPLF	(278)	—	(278)
Retail notes, certificates and secured borrowings	(8,506)	19	(8,487)
Structured Program borrowings	(1,493)	(402)	(1,895)
Other long-term debt	(3)	112	109
Total increase (decrease) in interest expense on interest-bearing liabilities	$(5,823)	$7,795	$1,972

Increase in net interest income	$44,968	$13,420	$58,388
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$936,592	$7,984	1.14%	$769,759	$701	0.12%
Securities available for sale at fair value	377,274	12,757	4.51%	295,949	7,954	3.58%
Loans held for sale	178,905	20,459	15.25%	229,785	22,387	12.99%
Loans and leases held for investment:
Unsecured personal loans (2)	2,678,133	284,350	14.16%	605,126	62,423	15.47%
Secured consumer loans	279,556	7,665	3.66%	503,798	13,076	3.89%
Commercial loans and leases	652,745	25,583	5.23%	616,660	22,068	5.37%
PPP loans	158,729	6,783	5.70%	549,137	14,446	3.95%
Loans and leases held for investment	3,769,163	324,381	11.47%	2,274,721	112,013	7.39%
Retail and certificate loans held for investment at fair value	148,798	15,745	14.11%	454,886	48,448	14.20%
Other loans held for investment at fair value	17,756	2,015	15.13%	38,563	3,674	12.71%
Total interest-earning assets	5,428,488	383,341	9.42%	4,063,663	195,177	6.86%

Cash and due from banks and restricted cash	75,412			125,310
Allowance for loan and lease losses	(207,462)			(59,262)
Other non-interest earning assets	525,053			413,309
Total assets	$5,821,491			$4,543,020

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$2,298,847	$8,964	0.52%	$2,046,355	$4,238	0.31%
Savings accounts and certificates of deposit	1,633,325	15,736	1.29%	309,500	374	0.18%
Interest-bearing deposits (2)	3,932,172	24,700	0.84%	2,355,855	4,612	0.30%
Short-term borrowings	12,648	939	9.90%	78,467	3,116	5.30%
Advances from PPPLF	163,206	434	0.35%	374,841	876	0.35%
Retail notes, certificates and secured borrowings	148,798	15,745	14.11%	455,779	48,448	14.18%
Structured Program borrowings	24,671	1,349	7.29%	121,654	7,996	8.76%
Other long-term debt	15,359	592	5.14%	16,665	430	3.44%
Total interest-bearing liabilities	4,296,854	43,759	1.36%	3,403,261	65,478	2.59%

Non-interest bearing deposits	268,281			93,813
Other liabilities	276,788			287,868
Total liabilities	$4,841,923			$3,784,942

Total equity	$979,568			$758,078
Total liabilities and equity	$5,821,491			$4,543,020

Interest rate spread			8.06%			4.27%

Net interest income and net interest margin		$339,582	8.34%		$129,699	4.76%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    The average yield/rate for unsecured personal loans decreased nine months over nine months primarily due to a shift in the mix toward higher credit quality loans. The average yield/rate for interest-bearing deposits increased due to a higher federal funds rate and an increasing concentration of online deposits.

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

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Credit loss expense for Radius loans at acquisition	$—	$—	$—	$—	$6,929
Credit loss expense for loans and leases held for investment	82,599	70,053	37,133	204,880	88,733
Credit loss expense for unfunded lending commitments	140	513	887	934	1,277
Total credit loss expense	82,739	70,566	38,020	205,814	96,939
Reversal of credit loss expense on securities available for sale	—	—	(496)	—	(3,288)
Total provision for credit losses	$82,739	$70,566	$37,524	$205,814	$93,651

The provision for credit losses was $82.7 million and $70.6 million for the third and second quarters of 2022, respectively. The increase was primarily due to growth in the volume of loans HFI, allowance net present value amortization on prior loan vintages and additional qualitative allowance reflecting a less favorable economic outlook. Total volume of loans HFI was $1.2 billion and $1.0 billion for the third and second quarters of 2022, respectively.

The provision for credit losses was $82.7 million and $37.5 million for the third quarters of 2022 and 2021, respectively. The increase was primarily due to growth in the volume of loans HFI, allowance net present value amortization on prior loan vintages and additional qualitative allowance reflecting a less favorable economic outlook. Total volume of loans HFI was $1.2 billion and $635.5 million for the third quarters of 2022 and 2021, respectively.

The provision for credit losses was $205.8 million and $93.7 million for the first nine months of 2022 and 2021, respectively. The increase was primarily due to growth in the volume of loans HFI, allowance net present value amortization on prior loan vintages and additional qualitative allowance reflecting a less favorable economic outlook. Total volume of loans HFI was $3.0 billion and $1.5 billion for the first nine months of 2022 and 2021, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The activity in the ACL was as follows:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Allowance for loan and lease losses, beginning of period	$243,260	$187,985	$71,081	$144,389	$—
Credit loss expense for loans and leases held for investment	82,599	70,053	37,133	204,880	95,662
Initial allowance for purchased credit deteriorated (PCD) loans acquired during the period (1)	—	—	—	—	12,440
Charge-offs	(23,728)	(15,852)	(4,336)	(48,669)	(4,582)
Recoveries	1,070	1,074	858	2,601	1,216
Allowance for loan and lease losses, end of period	$303,201	$243,260	$104,736	$303,201	$104,736

Reserve for unfunded lending commitments, beginning of period	$2,025	$1,512	$390	$1,231	$—
Credit loss expense for unfunded lending commitments	140	513	887	934	1,277
Reserve for unfunded lending commitments, end of period (2)	$2,165	$2,025	$1,277	$2,165	$1,277
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
(2)    Relates to $144.0 million, $132.6 million and $115.5 million of unfunded commitments as of September 30, 2022, June 30, 2022 and September 30, 2021, respectively.

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Ratio of allowance for loan and lease losses to total loans and leases held for investment	6.31%	6.00%	3.87%	6.31%	3.87%
Ratio of allowance for loan and lease losses to total loans and leases held for investment, excluding PPP loans	6.43%	6.18%	4.48%	6.43%	4.48%

Average loans and leases held for investment	$4,404,123	$3,753,695	$2,509,099	$3,769,163	$2,274,721
Ratio of net charge-offs to average loans and leases held for investment	0.51%	0.39%	0.14%	1.22%	0.15%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are charged-off no later than 120 days past due. The following table presents nonaccrual loans and leases as of the periods presented (1):

	September 30, 2022	December 31, 2021
Total nonaccrual loans and leases held for investment	$24,507	$9,985
Ratio of total nonaccrual loans and leases held for investment to total loans and leases held for investment	0.51%	0.34%
Ratio of total nonaccrual loans and leases held for investment to total loans and leases held for investment, excluding PPP loans	0.52%	0.38%
(1)    Excluding PPP loans, there were no loans that were 90 days or more past due and accruing as of both September 30, 2022 and December 31, 2021.

For additional information on the ACL and nonaccrual loans and leases, see “Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” of our Annual Report and “Note 5. Loans and Leases Held for Investment, Net of Allowance For Loan and Lease Losses” in this Report.

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

	Three Months Ended			Change (%)
	September 30, 2022	June 30, 2022	September 30, 2021	Q3 2022 vs Q2 2022	Q3 2022 vs Q3 2021
Non-interest expense:
Compensation and benefits	$84,916	$85,103	$73,304	—%	16%
Marketing	46,031	61,497	50,782	(25)%	(9)%
Equipment and software	12,491	12,461	10,297	—%	21%
Occupancy	5,051	6,209	6,486	(19)%	(22)%
Depreciation and amortization	10,681	10,557	10,549	1%	1%
Professional services	11,943	16,138	11,750	(26)%	2%
Other non-interest expense	15,106	17,421	15,607	(13)%	(3)%
Total non-interest expense	$186,219	$209,386	$178,775	(11)%	4%

	Nine Months Ended September 30,
	2022	2021	Change (%)
Non-interest expense:
Compensation and benefits	$251,629	$209,649	20%
Marketing	162,608	105,434	54%
Equipment and software	35,998	27,471	31%
Occupancy	17,279	19,543	(12)%
Depreciation and amortization	32,277	33,823	(5)%
Professional services	40,487	34,873	16%
Other non-interest expense	46,531	42,373	10%
Total non-interest expense	$586,809	$473,166	24%

Compensation and benefits expense remained flat for the third quarter of 2022 compared to the second quarter of 2022.

Compensation and benefits expense increased $11.6 million, or 16%, and $42.0 million, or 20%, for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increases were primarily due to an increase in headcount.

Marketing expense decreased $15.5 million, or 25%, for the third quarter of 2022 compared to the second quarter of 2022. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume, as well as the deferral of applicable marketing expenses for HFI loans.

Marketing expense decreased $4.8 million, or 9%, for the third quarter of 2022 compared to the third quarter of 2021. The decrease was primarily due to the deferral of applicable marketing expenses for HFI loans, partially offset by an increase in variable marketing expenses based on higher origination volume.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Marketing expense increased $57.2 million, or 54%, for the first nine months of 2022 compared to the same period in 2021. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume, partially offset by the deferral of applicable marketing expenses for HFI loans.

Equipment and software expense remained flat for the third quarter of 2022 compared to the second quarter of 2022.

Equipment and software expense increased $2.2 million, or 21%, and $8.5 million, or 31%, for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increases were primarily due to an increase in hosting fees and subscription costs.

Occupancy expense was $5.1 million, $6.2 million, and $6.5 million for the third quarter of 2022, second quarter of 2022, and third quarter of 2021, respectively.

Occupancy expense was $17.3 million and $19.5 million for the first nine months of 2022 and 2021, respectively.

Depreciation and amortization expense remained relatively flat for the third quarter of 2022 compared to the second quarter of 2022 and third quarter of 2021.

Depreciation and amortization expense decreased $1.5 million, or 5%, for the first nine months of 2022 compared to the same period in 2021. The decrease was primarily due to an increase in fully depreciated assets, partially offset by an increase in the amortization of intangible assets resulting from the Acquisition.

Professional services decreased $4.2 million, or 26%, for the third quarter of 2022 compared to the second quarter of 2022. The decrease was primarily due to a decrease in consulting fees.

Professional services increased $0.2 million, or 2%, and $5.6 million, or 16%, for the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The increases were primarily due to an increase in consulting fees.

Income Taxes

For the third quarter of 2022, we recorded an income tax benefit of $7.2 million, primarily due to the release of a $5.0 million valuation allowance against our deferred tax assets and a $4.6 million tax credit, partially offset by a $2.4 million state income tax expense. For the first nine months of 2022, we recorded an income tax benefit of $134.2 million, primarily due to the release of a $140.3 million valuation allowance against our deferred tax assets.

For the third quarter of 2021, we recorded an income tax expense of $2.7 million, primarily related to income tax expense for state jurisdictions that limit net operating loss utilization. For the first nine months of 2021, we recorded an income tax expense of $0.1 million, primarily related to income tax expense for state jurisdictions that limit net operating loss utilization, partially offset by changes in the deferred tax asset valuation allowance resulting from a deferred tax liability assumed with the Acquisition.

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

As of September 30, 2022, we maintained a valuation allowance of $58.1 million related to NOLs and tax credit carryforwards, of which certain NOLs’ tax benefit will be realized through our effective tax rate during the fourth quarter of 2022. The realization and timing of any remaining state NOLs and tax credit carryforwards, based on the

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
allocation of taxable income to the Parent, is uncertain and may expire before being utilized. We expect that our effective tax rate in 2023 will approximate our statutory tax rate of 28%.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$153,504	$151,109	$9,015	$23,447	$11,318	$—	$173,837	$174,556
Other non-interest income	25,240	25,393	4,794	4,140	(22,634)	(23,211)	7,400	6,322
Total non-interest income	178,744	176,502	13,809	27,587	(11,316)	(23,211)	181,237	180,878

Interest income:
Interest income	137,142	64,606	6,078	18,254	—	—	143,220	82,860
Interest expense	(15,277)	(2,270)	(4,267)	(15,302)	—	—	(19,544)	(17,572)
Net interest income	121,865	62,336	1,811	2,952	—	—	123,676	65,288

Total net revenue	300,609	238,838	15,620	30,539	(11,316)	(23,211)	304,913	246,166

(Provision for) reversal of credit losses	(82,739)	(38,019)	—	495	—	—	(82,739)	(37,524)
Non-interest expense	(177,714)	(161,101)	(19,821)	(40,885)	11,316	23,211	(186,219)	(178,775)
Income (Loss) before income tax benefit (expense)	40,156	39,718	(4,201)	(9,851)	—	—	35,955	29,867
Income tax benefit (expense)	(9,440)	(4,670)	16,683	12,607	—	(10,619)	7,243	(2,682)
Net income	$30,716	$35,048	$12,482	$2,756	$—	$(10,619)	$43,198	$27,185

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Nine Months Ended September 30,	Eight Months Ended September 30,	Nine Months Ended September 30,		Nine Months Ended September 30,	Eight Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$509,426	$315,885	$35,313	$92,133	$15,448	$—	$560,187	$408,018
Other non-interest income	64,779	73,433	12,931	12,519	(52,971)	(67,282)	24,739	18,670
Total non-interest income	574,205	389,318	48,244	104,652	(37,523)	(67,282)	584,926	426,688

Interest income:
Interest income	357,117	127,429	26,224	67,748	—	—	383,341	195,177
Interest expense	(25,134)	(5,489)	(18,625)	(59,989)	—	—	(43,759)	(65,478)
Net interest income	331,983	121,940	7,599	7,759	—	—	339,582	129,699

Total net revenue	906,188	511,258	55,843	112,411	(37,523)	(67,282)	924,508	556,387

(Provision for) reversal of credit losses	(205,814)	(96,938)	—	3,287	—	—	(205,814)	(93,651)
Non-interest expense	(552,809)	(374,782)	(71,523)	(165,666)	37,523	67,282	(586,809)	(473,166)
Income (Loss) before income tax benefit (expense)	147,565	39,538	(15,680)	(49,968)	—	—	131,885	(10,430)
Income tax benefit (expense)	(39,113)	7,866	120,274	23,821	53,048	(31,785)	134,209	(98)
Net income (loss)	$108,452	$47,404	$104,594	$(26,147)	$53,048	$(31,785)	$266,094	$(10,528)

The Company integrated the Acquisition into its reportable segments in the first quarter of 2021. As the Company’s reportable segments are based on legal organizational structure and LC Bank was formed upon the Acquisition, an analysis of the Company’s results of operations and material trends for the third quarter and first nine months of 2022 compared to the second quarter of 2022 and the third quarter and first nine months of 2021 is provided on a consolidated basis in “Results of Operations.”

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Net Income (Loss) Excluding Income Tax Benefit, Diluted EPS Excluding Income Tax Benefit, and Tangible Book Value (TBV) Per Common Share. Our non-GAAP financial measures do have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We believe these non-GAAP financial measures provide management and investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and enable comparison of our financial results with other public companies.

We believe Net Income (Loss) Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit are important measures because they reflect the financial performance of our business operations. Net Income (Loss) Excluding Income Tax Benefit adjusts for the release of a deferred tax asset valuation allowance in the third and second quarters of 2022. Diluted EPS Excluding Income Tax Benefit is a non-GAAP financial measure calculated by dividing Net Income (Loss) Excluding Income Tax Benefit by the weighted-average diluted common shares outstanding. We believe TBV Per Common Share is an important measure used to evaluate the Company’s use of equity. TBV Per Common Share is a non-GAAP financial measure representing the book value of common equity reduced by goodwill and intangible assets, divided by ending number of common shares issued and outstanding.

The following tables provide a reconciliation of such measures to the nearest GAAP measures:

		As of and For The Three Months Ended			As of and For The Nine Months Ended
		September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
GAAP Net income (loss)		$43,198	$182,060	$27,185	$266,094	$(10,528)
Income tax benefit from release of tax valuation allowance		5,015	135,300	—	140,315	—
Net income (loss) excluding income tax benefit		$38,183	$46,760	$27,185	$125,779	$(10,528)

GAAP Diluted EPS – common stockholders		$0.41	$1.73	$0.26	$2.56	$(0.11)

(A)	Income tax benefit from release of tax valuation allowance	$5,015	$135,300	N/A	140,315	N/A
(B)	Weighted-average common shares – Diluted	105,853,938	105,042,626	N/A	$104,116,240	N/A
(A/B)	Diluted EPS impact of income tax benefit	$0.05	$1.29	N/A	$1.35	N/A

Diluted EPS excluding income tax benefit		$0.36	$0.44	$0.26	$1.21	$(0.11)

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021
GAAP common equity	$1,121,410	$1,079,117	$850,242	$804,790
Less: Goodwill	(75,717)	(75,717)	(75,717)	(75,717)
Less: Intangible assets	(17,512)	(18,690)	(21,181)	(22,521)
Tangible common equity	$1,028,181	$984,710	$753,344	$706,552

Book value per common share
GAAP common equity	$1,121,410	$1,079,117	$850,242	$804,790
Common shares issued and outstanding	105,088,761	103,630,776	101,043,924	99,782,192
Book value per common share	$10.67	$10.41	$8.41	$8.07

Tangible book value per common share
Tangible common equity	$1,028,181	$984,710	$753,344	$706,552
Common shares issued and outstanding	105,088,761	103,630,776	101,043,924	99,782,192
Tangible book value per common share	$9.78	$9.50	$7.46	$7.08

Supervision and Regulatory Environment

We are regularly subject to claims, individual and class action lawsuits, and lawsuits alleging regulatory violations. Further, we are subject to periodic exams, investigations, inquiries or requests, enforcement actions and other proceedings from federal and state regulatory agencies, including the federal banking regulators that directly regulate the Company and/or LC Bank. The number and/or significance of these claims, lawsuits, exams, investigations, inquiries, requests and proceedings have been increasing in part because our products and services have been increasing in scope and complexity and in part because we have become a bank holding company operating a national bank. Although historically the Company has generally resolved these matters in a manner that was not materially adverse to its financial results or business operations, no assurance can be given as to the timing, outcome or consequences of any of these matters in the future.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table summarizes LC Bank’s regulatory capital amounts and ratios (in millions):

LendingClub Bank	September 30, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$760.4	15.2%	$523.7	16.7%	7.0%
Tier 1 capital	$760.4	15.2%	$523.7	16.7%	8.5%
Total capital	$825.8	16.5%	$563.7	18.0%	10.5%
Tier 1 leverage	$760.4	13.4%	$523.7	14.3%	4.0%
Risk-weighted assets	$5,018.3	N/A	$3,130.4	N/A	N/A
Quarterly adjusted average assets	$5,692.0	N/A	$3,667.7	N/A	N/A
N/A – Not applicable
(1)    Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table presents the regulatory capital and ratios of the Company (in millions):

	September 30, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
LendingClub	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$953.2	18.3%	$710.0	21.3%	7.0%
Tier 1 capital	$953.2	18.3%	$710.0	21.3%	8.5%
Total capital	$1,033.2	19.8%	$767.9	23.0%	10.5%
Tier 1 leverage	$953.2	15.7%	$710.0	16.5%	4.0%
Risk-weighted assets	$5,210.2	N/A	$3,333.2	N/A	N/A
Quarterly adjusted average assets	$6,061.4	N/A	$4,301.7	N/A	N/A
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

LendingClub Bank Liquidity

The primary sources of LC Bank short-term liquidity include cash, unencumbered AFS debt securities, and unused borrowing capacity with the Federal Home Loan Bank (FHLB). Additionally, customer deposits provide LC Bank with a significant source of relatively low-cost funds. The primary uses of LC Bank liquidity include the funding/acquisition of loans and securities purchases; withdrawals, maturities and the payment of interest on deposits; compensation and benefits expense; taxes; capital expenditures, including internally developed software, leasehold improvements and computer equipment; and costs associated with the continued development and support of our online lending marketplace platform.

Net capital expenditures were $54.7 million, or 6.0% of total net revenue, and $22.6 million, or 4.4% of total net revenue, for the first nine months of 2022 and 2021, respectively. Capital expenditures in 2022 are expected to be approximately $70 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, including regulatory compliance costs.

As of September 30, 2022 and December 31, 2021, cash and cash equivalents at LC Bank were $896.5 million and $659.9 million, respectively, reflecting the continued growth in LC Bank deposits during the first nine months of 2022. Outstanding PPPLF borrowings were $91.7 million and $271.9 million at September 30, 2022 and December 31, 2021, respectively, and are collateralized by PPP loans originated by the Company. In addition, LC Bank has available Federal Home Loan Bank of Des Moines secured borrowing capacity totaling $297.8 million and $173.4 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, LC Bank also has secured borrowing capacity available under the FRB Discount Window totaling $187.6 million and $75.2 million, respectively.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $109.2 million and $88.3 million in cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates as of September 30, 2022:

200 basis point increase	(3.9)%
100 basis point decrease	0.5%

The impact of these projected instantaneous interest rate changes would not have a significant impact to LC Bank’s net interest income. In the 200 basis point increase simulation, net interest income would slightly decline as deposit costs reset to market prices more quickly than interest-earning assets. However, in the 100 basis point decrease simulation, the benefit from lower deposit rates would more than offset the downward repricing of interest-earning assets.

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

Contingencies

For a comprehensive discussion of contingencies as of September 30, 2022, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2022.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2022, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the third quarter of 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of LendingClub of its common stock for each calendar month in the third quarter of 2022:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - July 31 (1)	3,326	$14.70	—	$—
August 1 - August 31	—	$—	—	$—
September 1 - September 30 (1)	4,425	$11.05	—	$—
Total	7,751	$12.62	—	$—
(1)    Represents shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION
(Registrant)

Date:	November 1, 2022	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	November 1, 2022	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer