Form 10-K
period 2022-12-31
LendingClub Corp
filed 2023-02-09
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,064,129,045 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of January 31, 2023, there were 106,571,027 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2022

LENDINGCLUB CORPORATION
Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments)
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Consolidated Balance Sheets
LC Bank or LendingClub Bank	LendingClub Bank, National Association
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III capital framework
DCF	Discounted Cash Flow
EPS	Net Income (Loss) Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Consolidated Statements of Income (Loss)
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
Parent	LendingClub Corporation (the Parent Company of LendingClub Bank, National Association and other subsidiaries)
PPNR or Pre-Provision Net Revenue	PPNR, or Pre-Provision Net Revenue, is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income.
PPP Loans	Loans originated pursuant to the U.S. Small Business Administration’s Paycheck Protection Program
Radius	Radius Bancorp, Inc.
ROA	Return on Average Total Assets
ROE	Return on Average Equity
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

LENDINGCLUB CORPORATION

Structured Program transactions	Asset-backed securitization transactions and Certificate Program transactions (CLUB and Levered certificates), where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal whole loans.
Tier 1 Capital Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Tier 1 Leverage Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III capital framework.
Total Capital Ratio	Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as Tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Unsecured personal loans	Unsecured personal loans originated on the Company’s platforms, including an online direct to consumer platform and a platform connected with a network of education and patient finance providers.
VIE	Variable Interest Entity

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

Forward-looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements in this Annual Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and the impact on our business. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

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
•the impact of changes in monetary, fiscal, or trade laws or policies;
•the impact of accounting standards or policies, including the Current Expected Credit Losses (CECL) standard;
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
•the impact of COVID-19;
•our ability to develop and maintain effective internal controls;
•our ability to recruit and retain quality employees to support current operations and future growth;
•our ability to continue to integrate LC Bank and realize the financial and strategic benefits of the acquisition of Radius Bancorp, Inc.;
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

LENDINGCLUB CORPORATION
PART I

Item 1. Business

Introduction

LendingClub is America’s leading digital marketplace bank. As a digitally native, vertically integrated, customer-focused company, and one of a small number of fintech companies with a national bank charter, we are uniquely positioned to rewrite the rules of traditional banking and create a suite of integrated financial products and services that make smart money moves simple and rewarding. We do this by bringing together the best of both worlds – fintech and banking – leveraging data and technology to increase consumer access to credit, lower their borrowing costs, and improve the return on their savings while delivering a seamless experience that focuses on fairness and simplicity.

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

LendingClub’s customers – our “members” – can gain access to a broader range of financial products and services designed to help them digitally optimize their lending, spending, and savings. Economic volatility and the current rising costs of healthcare, housing, education, and more have contributed to millions of everyday Americans having insufficient financial reserves or living paycheck to paycheck, including approximately 50% of those earning over $100,000 annually. They often turn to a limited set of higher cost debt solutions to bridge cash flow gaps and manage their financial lives. Our mission is to empower our members, who are typically high-income and high-FICO consumers, on a path to better financial health, giving them new ways to pay less on their debt and earn more on their savings. Since 2007, more than 4.5 million individuals have become members, joining the Club to help achieve their financial goals.

Strategic and financial benefits of a digital marketplace bank include:
•More stable revenue driven by net interest income from loans held for investment, complementing marketplace revenue streams;
•Opportunity to attract new members and deepen relationships with existing members through new digital banking products and services that leverage LendingClub’s marketing and brand strengths; and
•Resiliency with access to stable, low-cost deposit funding replacing higher-cost and more volatile third-party warehouse funding.

Our business model and competitive advantages

As a digital marketplace bank, we offer key business model and competitive advantages over both traditional banks and fintech marketplaces. These include:
•Financially attractive and resilient business model. As a bank, we save on fees from third-party issuing banks, which compares favorably to nonbank fintechs. We benefit from two distinct revenue streams: marketplace revenue in the form of origination fees from borrowers and servicing fees on loans sold to investors, which provide attractive in-period income; and net interest income earned from holding a portion of our prime loan originations or other loans acquired for investment, which provide a recurring and resilient revenue source. We are able to adjust the relative percentage of loans held for investment and loans sold through the marketplace depending on market conditions. In addition to improving our loan-level

LENDINGCLUB CORPORATION
economics, our banking capabilities also substantially increase the long-term resiliency of our business by providing access to more stable deposit funding, which replaces higher-cost and more volatile third-party warehouse funding. Finally, as a digital-first marketplace bank we are better able to leverage technology to meet customers where they are and provide them with efficient and effective solutions.
•Unmatched data and analytics, which power our customer experience including underwriting results. We believe that lending is essentially a data problem and that we have the technology and expertise to solve it. We serve members across a wide band of the credit spectrum and have facilitated more than $80 billion of loans to more than 4.5 million members since the Company was founded. Through our interactions with applicants and members we have collected more than 150 billion cells of performance and behavioral data across thousands of attributes and various economic cycles. That data informs our activities across the customer lifecycle in both lending and savings – from marketing to underwriting, pricing, and servicing – and informs our proprietary credit decisioning and machine learning models to rapidly adapt and adjust our operations to changing environments. As a result of our data advantage and iterative credit modeling, we believe we are able to assess credit risk more effectively than traditional scoring models, which allows us to expand access to credit and generate savings for members while also generating attractive risk-adjusted returns. We also believe those advantages promote lower customer acquisition costs and give us a deep understanding of our members, which helps us anticipate their needs, informs future product offerings, and enables us to effectively customize offers.
•Strong, growing, and engaged customer base. Our scalable technology marketplace, customer-focused culture, and use of data and analytics has enabled us to provide loans and savings to our millions of members, helping members across a wide band of the credit spectrum. Our typical member is among the industry’s most sought-after consumers: borrowers who are relatively high income ($100,000+ annual income on average), high FICO score (over the last three years our average FICO score has remained well above 700), and between mid-30s to mid-50s in age. Many of them have accumulated higher-cost debt as a result of relying on a limited set of available credit options to bridge cash flow gaps or disruptions. They want better, lower-cost solutions. Our efficient marketplace model enables us to generate savings for members by matching them with the lowest available cost of funding provided by investors on our marketplace, including LC Bank, and through offering higher than industry average savings options for our members. Our high net promoter score reflects the strong affinity our members have for our brand and the unique value we provide. In fact many of our members return to us for a subsequent loan and/or to increase their savings through a deposit product, and these “repeat members” have very low acquisition costs for us and better loan performance. Overall, our members’ engagement provides a launching pad for deepening relationships beyond personal loans and savings accounts and extending into future products.

Our marketplace not only allows us to serve a broad spectrum of members, it also opens up a diverse ecosystem of capital to a new asset class of consumer debt. These marketplace investors include a broad range of institutions that range from banks to institutional funds and asset managers. Our marketplace products primarily compete with other investment vehicles and asset classes, such as equities, bonds, and short-term fixed income securities. LendingClub’s key competitive advantages for marketplace investors include:
•Competitive risk-adjusted returns. We have a decade-and-a-half track record of generating competitive risk-adjusted returns for marketplace investors. Our loans compare favorably to other alternative investment options due to their higher yield and lower duration. We dynamically price loans based on a variety of inputs, such as competitive insights, supply and demand, and prevailing interest rates.
•Portfolio diversification. Loans we sell through our marketplace can offer duration, geographic, and/or asset diversification to investors.
•Innovative and easy-to-use technology platform. The investor marketplace brings the traditional loan trading model into the digital age with faster, more efficient transactions that enable borrowers and investors alike to achieve better outcomes. LendingClub’s electronic marketplace enables participating investors to sell and purchase loans quickly and easily. For purchases, the marketplace provides same day automated settlements, flexible real-time market-based pricing, and the ability to customize investor portfolios and trading activity. Investors can use passive portfolio or active loan selection strategies.

LENDINGCLUB CORPORATION
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

Our primary loan products include unsecured personal loans, secured auto refinance loans, and patient and education finance loans (Consumer Loans). Once a loan application is received, our multivariable and automated processes enable us to assess risk and present approved applicants with various loan options, including the term, rate, and amount for which the applicant qualifies. Although the approval of the vast majority of our loans are automated, we may perform additional verifications on the applicant. Once any verifications are completed, the loan is originated and proceeds of the loan are issued to the borrower, net of any origination or transaction fee retained by us.

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

Our commercial lending business is primarily focused on small businesses and we participate in the U.S. Small Business Administration (SBA) lending programs. Commercial loans are sourced through relationship managers who maintain and build relationships with businesses across the country. We underwrite loans based on the creditworthiness of businesses, including an assessment of cash flows, and on the underlying value of any collateral. In the first quarter of 2023, we ceased originating commercial real estate loans and equipment leases and intend to retain the existing loan portfolios to maturity.

Our deposit business includes sourcing deposits directly from consumer and commercial customers and from third-party marketing channels and deposit brokers. For consumer depositors, we offer high-yield savings accounts, checking accounts and certificates of deposit (CDs). With our FDIC-insured high-yield savings account, members can enhance their savings by earning competitive interest on their entire balance. Our checking accounts deliver an award-winning digital experience, customer friendly features, such as ATM fee rebates, no overdraft fees and early direct deposits.

Our marketplace

Our Consumer Loans are either: (i) sold to investors or (ii) retained by LC Bank. Our commercial loans are generally retained by LC Bank.

Loan Sales (Marketplace Activity): We sell loans to institutional investors, such as banks, asset managers, insurance companies, investment funds, credit unions and other large non-bank investors, through our innovative and proprietary marketplace. The marketplace is underpinned by LCX, our real-time electronic platform and settlement technology. This proprietary investor platform can easily be customized to meet the needs of individual investors

LENDINGCLUB CORPORATION
thereby making transacting on our marketplace fast, easy, and repeatable. This marketplace has a variety of benefits derived from its unique features:
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
•A flexible and adaptable platform that enables LendingClub to test and launch new products, including structured products, or potential underwriting expansions with limited credit or market risk to LC Bank.
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

LendingClub Bank: LC Bank holds a representative sample of high-quality prime loans from the marketplace and funds those loans directly with its own capital and deposits, which are typically stable and low cost. We retain these loans for investment on LC Bank’s balance sheet and recognize this source of recurring revenue over the life of the loans.

Loan Purchases: From time to time, we may opportunistically purchase loans. For example, in the fourth quarter of 2022, we acquired a $1.05 billion outstanding principal personal loan portfolio we previously facilitated and have since held those loans on our balance sheet to earn net interest income.

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

Seasonality

Historically, personal loan volume on our marketplace is generally lower in the first and fourth quarters of the year, primarily due to seasonality of borrower behavior, which can impact volume. These seasonal trends contribute to fluctuations in our operating results. Additionally, the current market environment could result in continued reduction in loan origination volume, which may impact our operating results in the near term.

Revenue

We originate Consumer Loans through the Company’s marketplace, either selling them directly to investors, which generates a majority of related revenue immediately, or using our own capital to hold the loans for investment, which generates revenue over the life of the loan.

Revenue from loans held for sale (HFS) is recorded in “Marketplace revenue” and “Interest income” on our Consolidated Statements of Income (Loss) (Income Statement). Marketplace revenue includes origination fees recorded at the time of loan origination and is monetized as cash from loan investor sale proceeds. Marketplace revenue also includes the gain on sales of loans (recognition of servicing asset), servicing fees received from investors over the life of the loan, and net fair value adjustments (gains or losses from sale prices in excess of or less than the loan

LENDINGCLUB CORPORATION
principal amount). We also earn interest income on loans HFS between the time of origination and the settlement date of the loan sales to investors.

Revenue from loans held for investment (HFI) at amortized cost is recorded in “Interest income” on our Income Statement. Origination fees and applicable costs on loans HFI are deferred and are accreted through interest income, over the life of the loans and are accelerated when loans are paid in full before their maturity date. The CECL allowance for HFI loans at amortized cost is calculated using a discounted cash flow (DCF) approach and is an estimate of the net present value of lifetime expected credit losses, which is initially recognized through earnings (as “Provision for credit losses”) at the time of origination, while the loan interest received and the accretion of deferred fees and costs are recognized according to the loan’s contractual payment terms. Due to the timing difference caused by origination fee deferrals and upfront credit loss provisioning, earnings are disproportionately impacted from the strong expected organic growth in our HFI loan portfolio at amortized cost before benefiting from higher levels of interest income in later periods.

HFI loans are measured at fair value if the Company elects the fair value option. We may elect the fair value option for certain HFI loans. As of December 31, 2022, loans measured at fair value primarily include the loan portfolio that was purchased by the Company in December 2022. Interest income is recorded under the effective interest method, which considers any purchase premium or discounts. In addition, purchase-related discounts absorb credit losses. We record fair value adjustments on loans that are recorded at fair value in “Marketplace revenue” on our Income Statement.

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

LENDINGCLUB CORPORATION
The material regulatory requirements that are applicable to us and our subsidiaries are summarized below. The description below, as well as other descriptions of laws and regulations in this Annual Report, are not intended to summarize all laws and regulations applicable to us and our subsidiaries, and are based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Annual Report.

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

LENDINGCLUB CORPORATION
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

The Community Reinvestment Act (CRA) requires federal banking regulators, in their review of certain applications by banking organizations, to take into account the applicant’s record in helping meet the credit needs of its community, including low- and moderate-income neighborhoods. LC Bank is subject to periodic examination under the CRA by the OCC, which will assign ratings based on the methodologies set forth in its regulations and guidance. Less favorable CRA ratings, or concerns raised under the CRA, may adversely affect LC Bank’s ability to obtain approval for certain types of applications. The federal banking regulators have proposed reforms to the regulations implementing the CRA that may impact how certain activities may be considered, and how regulators may assess performance, under the CRA.

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

LENDINGCLUB CORPORATION
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

The regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums. In this regard, and unless otherwise directed by the OCC, we have made commitments for LC Bank to maintain a CET1 risk-based capital ratio of 11%, a Tier 1 risk-based capital ratio above 11%, a total risk-based capital ratio above 13% and a Tier 1 leverage ratio of 11% for a minimum of three years following its formation.

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

LENDINGCLUB CORPORATION
See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20. Regulatory Requirements” for additional information.

Consumer Protection

We are subject to a broad array of federal, state and local laws and regulations that govern almost every aspect of our business relationships with consumers. These laws relate to, among other things, the content and adequacy of disclosures, pricing and fees, fair lending, anti-discrimination, privacy, cybersecurity, usury, mortgages and housing finance, lending to service members, escheatment, debt collection, loan servicing, collateral secured lending, availability of funds and unfair, deceptive or abusive acts or practices.

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

Anti-Money Laundering, Sanctions and Financial Crime

We are subject to a wide range of laws related to anti-money laundering (AML), anti-corruption, anti-bribery, economic sanctions and prevention of financial crime, including the Bank Secrecy Act, the USA PATRIOT Act and economic sanctions programs. We are required to, among other things, maintain an effective anti-money laundering and counter-terrorist compliance program, identify and file suspicious activity and currency transaction reports, and block transactions with sanctioned persons or jurisdictions. Compliance with these laws requires significant investment of management attention and resources. These laws are enforced by a number of regulatory authorities, including the FRB, OCC, Office of Foreign Assets Control, the Financial Crimes Enforcement Network, the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. Failure to comply with these laws, or to meet our regulators’ supervisory expectations in connection with these laws, could subject us to supervisory or enforcement action, significant financial penalties, criminal liability and/or reputational harm.

Third-Party Relationship Risk Management

We utilize third-party service providers to perform a wide range of operations and other functions, which may present various risks. Our regulators expect us to maintain an effective program for managing risk arising from third-party relationships, which should be commensurate with the level of risk and complexity of our business and our third-party relationships. If not managed effectively, the use of third-party service providers may expose us to risks that could result in regulatory action, financial loss, litigation, and reputational harm.

Privacy, Information Technology and Cybersecurity

We are subject to various laws related to the privacy of consumer information. For example, the Company and its subsidiaries are required under federal law periodically to disclose to their retail clients the Company’s policies and practices with respect to the sharing of nonpublic client information with their affiliates and others, and the confidentiality and security of that information. In some cases, LC Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and LC Bank must allow a consumer to opt out of LC Bank’s sharing of information with its affiliates for marketing and certain other purposes. We are also subject to laws and

LENDINGCLUB CORPORATION
regulatory requirements related to information technology and cybersecurity. For example, the Federal Financial Institutions Examination Council (FFIEC), which is a council comprised of the primary federal banking regulators, has issued guidance and supervisory expectations for banking organizations with respect to information technology and cybersecurity. Our regulators regularly examine us for compliance with applicable laws, and adherence to industry best practices, with respect to these topics. For example, they will evaluate our security of user and customer credentials, business continuity planning, and the ability to identify and thwart cyber-attacks. The federal banking regulators have also implemented rules to require banks and their service providers to provide certain notification when certain cybersecurity incidents occur.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Privacy Rights Act of 2020 became fully operative on January 1, 2023. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our clients are located.

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

Temporary Regulatory Capital Relief Related to Impact of CECL. Concurrent with enactment of the CARES Act, federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

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

Issuing Bank Model

Prior to acquiring Radius and establishing LC Bank, our issuing bank for unsecured personal and auto refinance loans was WebBank, a Utah-chartered industrial bank. Our partner banks for education and patient finance loans were NBT Bank and Comenity Capital Bank, which originate and service such loans. NBT Bank is subject to oversight by the OCC and was phased out as a partner in 2021. Comenity Capital Bank is subject to oversight by the FDIC and the Utah Department of Financial Institutions, and continues to be a partner. These authorities impose obligations and restrictions on our activities and the loans facilitated through our lending marketplace through issuing and partner banks.

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

LENDINGCLUB CORPORATION

Regulatory Examinations and Actions Relating to the Company’s Pre-Acquisition Business

The Company is routinely subject to examination for compliance with applicable laws and regulations in the states in which it is licensed. Prior to the Acquisition, the Company conducted its business through nonbank entities, some of which maintain or maintained various financial services licenses in numerous jurisdictions. Since the Acquisition, the vast majority of the Company’s business is conducted through LC Bank pursuant to the laws applicable to national banks. Accordingly, many state level regulations and licensing requirements no longer apply to the Company post-Acquisition in part because: (i) it is a bank holding company operating a national bank and therefore subject to the purview of the federal banking regulations and regulators, and (ii) post-Acquisition, the Company has ceased certain types of operations that were unique to its pre-Acquisition business model, such as the Retail Notes program.

Therefore the Company’s nonbank entities have returned, and may continue to return, certain state financial services licenses that were used for Pre-Acquisition business activities that have since been discontinued. Nevertheless, even after state financial services licenses are returned, the Company may continue to be subject to the regulation, supervision and enforcement of various state regulatory authorities with respect to legacy or residual activities. Furthermore, the Company’s nonbank entities continue to maintain certain state licenses, which continue to subject the Company to the regulation, supervision and enforcement of some state regulatory authorities.

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

Human Capital

The Company and its consolidated subsidiaries had 1,585 employees as of December 31, 2022, all of whom were located in the United States. On January 12, 2023, we announced a plan to streamline our operations and more closely align our expense structure to loan volume and revenue. The plan included a reduction of our workforce by 225 employees and a reorganization to align responsibilities for the operation and utilization of our investor marketplace and bank balance sheet (the Workforce Reduction). For employees impacted by the Workforce Reduction, we offered severance, extended benefits coverage and outplacement assistance.

Our success depends, in large part, on our ability to recruit, develop, motivate, and retain employees with the skills to execute our long-term strategy. We participate in a competitive market for talent and aim to distinguish ourselves by offering our employees the opportunity to make a meaningful positive impact on the financial health of Americans in an innovative technology-oriented environment. We also offer competitive compensation and benefits. Our compensation programs consist primarily of base salary, corporate bonus, and equity awards. We periodically conduct pay equity surveys to ensure our compensation programs are applied equitably across our

LENDINGCLUB CORPORATION
workforce. Our benefits programs consist of comprehensive health, dental, and welfare benefits, including a 401(k) matching program and standalone mental health coverage.

We strive to create a welcoming and empowering environment where our employees feel that they are reaching their full potential, are highly engaged and are doing what they do best every day to accomplish our mission and vision. We support our employees professionally through onboarding programs, on-the-job training, career development sessions and performance check-ins. We monitor employee satisfaction and engagement through semi-annual engagement surveys. Our employee experience has earned a number of external recognitions, including being named to Newsweek’s list of the top 100 most loved workplaces.

We adhere, and expect all of our employees to adhere, to our Code of Business Conduct and Ethics, which, among other things, sets forth numerous policies designed to provide for a safe, ethical, respectful and compliant work environment. During the COVID-19 pandemic, our commitment to our employees was guided by a core principle: keeping our employees safe. With that principle in mind, in 2020, we rapidly and effectively implemented a work from home program. In 2022, we reopened our physical offices and we grounded our return to office strategy in legal requirements and public health guidance, in combination with the needs of our employees.

Diversity and inclusion are core to our corporate culture and we continue to strive to improve the diversity of talent within the financial services industry. Diversity and inclusion is an important consideration in hiring decisions and we strive for a 50% diverse candidate slate and interview panel for open roles. In addition to anti-racism, inclusive hiring, and breaking bias trainings for all of our employees, we have executive-sponsored programs designed to provide women and under-represented individuals with leadership training and growth opportunities. Further, we have employee resource groups and allyship programs designed to empower our employees to advocate for the growth of minorities and build a more diverse and inclusive workplace. As of December 31, 2022, our full-time workforce was 46% female and 49% non-white.

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

Risks Related to Operating Our Business

•holding loans on our balance sheet and associated credit, default and liquidity risks;
•maintaining and increasing loan originations;
•maintaining our deposit base;
•the ability of platform investors to exert influence over us;
•our ability to develop and commercialize products and services;
•maintaining adequate liquidity;
•the impact of litigation and government and regulatory investigations, inquiries and requests;
•M&A and related integration activity;
•disruptions in our technology systems or failures in our technology initiatives;
•maintaining, protecting and promoting our brand;
•managing, and the impact of, fraudulent activity;
•forecasting demand for loans;
•offering a breadth and volume of loan purchase and investment opportunities for platform investors;
•our use of the issuing bank partnership model (where it is still used in our business);
•breaches of certain representations and warranties made to others; and
•our ability to manage indebtedness.

Risks Related to Macroeconomic Conditions or Other External Factors

•the impact of the current economic environment, including a potential recession;
•fluctuations in interest rates;
•a decline in overall social and economic conditions;
•the political environment and governmental fiscal/monetary policies;
•negative publicity and media coverage;
•the impact of COVID-19; and
•the impact of geopolitical events, natural disasters, infrastructure failures and other business interruptions.

LENDINGCLUB CORPORATION
Risks Related to Credit and Collections

•the accuracy and effectiveness of our credit decisioning models;
•the effectiveness of our collection efforts; and
•the accuracy of credit and other information received from borrowers or third parties.

Risks Related to Our Industry

•our ability to compete; and
•the soundness of other financial institutions.

Risks Related to Personnel and Third Parties

•attracting and retaining employees;
•the impact of any misconduct or errors;
•our reliance on, and relationship with, third parties; and
•the failure or circumvention of our controls and procedures.

Risks Related to Data, Intellectual Property and Privacy

•security incidents, failures and bugs in our systems;
•the impact of cyber-attacks suffered by third parties;
•the collection, storage and use of personal data;
•protecting our intellectual property rights; and
•our use of open source software.

Risks Related to Tax and Accounting

•changes in tax laws and our ability to use our deferred tax asset;
•our net gain (loss) position; and
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

We are subject to extensive regulation, supervision and legal requirements that affect virtually all aspects of our operations. The regulatory regime governing banking organizations is generally intended to protect customers, depositors, the DIF and the overall financial stability of the United States, not our stockholders or creditors. See “Item 1. Business – Regulation and Supervision” for information on the regulation and supervision framework which governs our Company and its activities.

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

We maintain an allowance for loan losses to provide for loan defaults and non-performance. We reserve for loan losses by establishing an allowance that is based on our assessment of loan losses in our loan portfolio. Further, through its adoption of the CECL model, the Financial Accounting Standards Board (FASB) implemented an accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our loan portfolio. Under this model, the allowance is established to reserve for management’s best estimate of expected lifetime losses inherent in our finance receivables and loan portfolio.

LENDINGCLUB CORPORATION
The process for determining the amount of the allowance requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of borrowers to repay their loans. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our finance receivables and loan portfolio, changes to our loss estimation techniques including consideration of forecasted economic assumptions, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. We may also underestimate expected lifetime losses and therefore take additional allowance to account for such losses and/or fail to hold a sufficient allowance for such losses.

A decline in the national economy or the local economies of any areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance.

We are subject to stringent capital and liquidity regulations and requirements.

LendingClub Corporation is the parent company of and a separate and distinct legal entity from LC Bank. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, which could result in adverse liquidity events at either LendingClub Corporation and/or LC Bank. In particular, LC Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. Applicable laws and regulations, including capital and liquidity requirements, could restrict our ability to transfer funds between LC Bank and LendingClub Corporation, which could adversely affect our cash flow and financial condition. Additionally, applicable laws and regulations may restrict what LendingClub Corporation is able to do with the liquidity it does possess, which may adversely affect our business and results of operations.

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

LENDINGCLUB CORPORATION
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

Participation by non-U.S. residents on our marketplace bank platform may result in non-compliance with foreign laws.

From time to time, non-U.S. residents invest in loans directly through our marketplace bank platform. We are not experts with respect to all applicable laws in the various foreign jurisdictions from which an investor may be located, and we cannot be sure that we are complying with all applicable foreign laws. Failure to comply with such laws could result in fines and penalties payable by us, which could reduce our profitability or cause us to modify or delay planned expansions and expenditures, including investments in our growth. In addition, any such fines and

LENDINGCLUB CORPORATION
penalties could create negative publicity, result in additional regulatory oversight that could limit our operations and ability to succeed, or otherwise hinder our plans to expand our business internationally.

RISKS RELATED TO OPERATING OUR BUSINESS

Holding loans on our balance sheet exposes us to credit, default and liquidity risks, which may adversely affect our financial performance.

We hold loans purchased and/or issued by the Company or LC Bank. For example, in December 2022 we purchased a $1.05 billion portfolio of unsecured personal loans. Further, in 2023, we expect to increase the proportion of loans held on our balance sheet relative to loans sold through our marketplace platform.

While these loans are on our balance sheet we earn interest on the loans, but we have exposure to the credit risk of the borrowers. In the event of a decline or volatility in the credit profile and/or delinquency rates of these borrowers, the value of these held loans may decline. For example, increasing inflation and interest rates may cause borrowers to allocate more of their income to necessities such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments.

Volatility or a decline in the value of the loans held on our balance sheet may adversely impact the liquidity of these loans, which could produce losses if we are unable to realize their fair value or manage declines in their value, each of which may adversely affect our financial performance. Further, increases in delinquency rates may require that we take additional allowances for loan losses, which may adversely affect our financial performance and our ability to allocate sufficient financial resources for other purposes, such as advancing our products and services, which could impact our results of operations.

In addition to the discussion in this section, see the risk factor “The current economic environment, including a potential recession, could negatively affect our business and operating results.”

If we do not maintain or continue to increase loan originations, or expand our marketplace bank to new markets, we may not succeed in maintaining and/or growing our business, and as a result our business and results of operations could be adversely affected.

The vast majority of our revenue currently comes from origination fees, servicing fees on loans sold to platform investors and net interest income earned from retaining loans on our balance sheet for investment. To grow these revenue streams, we must continue to increase loan originations over time. Doing so requires that we attract a large number of new borrowers who meet our platform’s lending standards and those of new and existing platform investors, including investors in any securitizations of our loans. Our ability to attract qualified borrowers and attract new and retain existing platform investors each depends in large part on the success of our marketing efforts, our visibility, placement and customer reviews on third-party platforms, and the competitive advantage of our products, particularly as we continue to grow our marketplace bank and introduce new products. If any of our marketing channels become less effective, or the cost of these channels were to significantly increase, we may not be able to attract new and retain existing customers in a cost-effective manner or convert potential customers into active customers in our marketplace bank. Additionally, changes in the way third-party platforms operate, including changes in our participation on such platforms, could make the maintenance and promotion of our products and services, and thereby maintaining and growing loan originations, more expensive or more difficult. Further, our ability to hold or sell loans is dependent on a number of factors, including the economic and interest rate environment, the performance of our loans and the conditions of capital markets. If any of these factors is volatile or adverse, then we may be unable to hold or sell as many loans as we could potentially originate and therefore would need to reduce our origination volume. If loan originations through our platform stagnate or decrease, for any reason, our business and financial results may be adversely affected.

In addition to the discussion in this section, see the risk factor “The current economic environment, including a potential recession, could negatively affect our business and operating results.”

LENDINGCLUB CORPORATION

We may not be able to maintain our deposit base.

We rely on deposits as a principal source of funding for our lending activities. As of December 31, 2022, we had approximately $6.4 billion in deposits, which consisted of $5.2 billion in core deposits and $1.2 billion in brokered deposits. Our future growth and strategy will largely depend on our ability to maintain core deposits to provide a less costly and stable source of funding. The deposit markets are competitive, and therefore it may prove difficult and/or costly to grow our core deposit base. For example, as the FRB has increased interest rates, we have made corresponding increases to the rate we offer depositors, which increases our cost of capital and may reduce the net interest margin on loans held for investment.

Changes we make to the rates offered on our deposit products may affect our finances and liquidity. We have brokered deposits, which may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Further, a significant portion of our core deposits is sourced from depositors referred to the Company through third party platforms, and any change in the way such third-party platforms operate, including our participation or the placement of our products on such third-party platforms, may have a materially adverse impact on our ability to maintain and/or grow our deposit base. In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, including perceptions about our reputation, financial strength or branchless banking generally, which could reduce the number of consumers choosing to place deposits with us.

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

In addition to the discussion in this section, see the risk factor “The current economic environment, including a potential recession, could negatively affect our business and operating results.”

If investors on our marketplace bank platform pause or cease their participation or exert influence over us, our business, financial condition and results of operations may be harmed.

Our success depends in significant part on the financial strength of investors participating on our marketplace bank platform. Investors could, for any reason, experience financial difficulties and cease participating on our platform or fail to pay fees when due. Further, the financial returns on loans we offer on our platform may prove to be unsatisfactory to certain platform investors and, therefore, such investors may choose to deploy their capital elsewhere. For example, increasing inflation and interest rates may cause borrowers to allocate their income to necessities, such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments. This may increase default rates, which could adversely affect platform investor returns. Additionally, in a rising rate environment the return expectations of our platform investors will increase, and we may be unable to meet those expectations, which could prompt certain platform investors to reduce or cease their loan purchases or investments. The occurrence of one or more of these events with a significant number of investors could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operation. For example, following the historic increases in interest rates by the FRB in 2022, a number of our largest platform investors ceased or significantly reduced their purchases of our products, which resulted in a material reduction in our marketplace origination volume and revenue.

From time to time, we may provide incentives to investors to purchase loans from us or we may sell loans at a price that is less than par. Any incentive or difference to par may be partially or wholly offset by other factors, such as interest earned on the loan prior to its sale. However, selling loans with incentives or at prices less than par may discourage investors from purchasing loans on our platform without incentives or at par value, cause us to realize less revenue than expected with respect to such loans or prompt dissatisfaction and complaints from investors unable to purchase incentivized or discounted loans.

LENDINGCLUB CORPORATION

Additionally, investors may exert significant influence over us, our management and operations. For example, if investors pause or discontinue their investment activity, we may need to provide incentives or discounts and/or enter into unique structures or terms to attract investor capital to the platform. These arrangements may have a number of different structures and terms, including alternative fee arrangements, purchase price rebates or other incentives. There is also no assurance that we will be able to enter into any of these transactions if necessary, or if we do, what the final terms will be. Failure to attract investor capital on reasonable terms may result in a reduction in origination volume.

We may also experience significant concentration on our marketplace bank platform, where a limited number of investors purchase a large volume of loans from our platform. Such concentration exposes us disproportionately to any of those investors choosing to cease participation on our platform or choosing to deploy their capital elsewhere, to the economic performance of those investors or to any events, circumstances or risks affecting such investors.

Any material reduction in loan purchases or investments by platform investors, or the economics of those purchases or investments for the Company, may have a material adverse impact on our business, financial condition and results of operations. In addition to the discussion in this section, see the risk factor “The current economic environment, including a potential recession, could negatively affect our business and operating results.”

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

LENDINGCLUB CORPORATION
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

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations such as the Telephone Consumer Protection Act (TCPA), Fair Credit Reporting Act (FCRA), Unfair and Deceptive Acts and Practices (UDAP) or Unfair, Deceptive or Abusive Acts or Practices (UDAAP) violations, government and regulatory exams, investigations, inquiries or requests, and other proceedings involving consumer protection, privacy, labor and employment, intellectual property, privacy, data protection, cybersecurity, anti-money laundering, securities, tax, commercial disputes, record retention and other matters. The number and/or significance of these claims, lawsuits, exams, investigations, inquiries and requests have increased as our business has expanded in scope and geographic reach, and our products and services have increased in complexity. For example, since our acquisition of Radius, we are subject to supervision, regulation, examination and enforcement by multiple federal banking regulatory bodies. Specifically, as a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the FRB. Further, as a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC. Accordingly, we have been and continue to invest in regulatory compliance and to be subject to certain parameters, obligations and/or limitations set forth by the banking regulations and regulators with respect to the operation of our business. We are also subject to significant litigation and regulatory inquiries, as discussed more fully in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies,” below.

The scope, timing, outcome, consequences and impact of claims, lawsuits, proceedings, investigations, inquiries and requests that we are subject to cannot be predicted with certainty. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. Furthermore, resolution of such claims, lawsuits, proceedings, investigations, inquiries and requests could result in substantial fines, penalties or other monetary, injunctive or declaratory relief, which may materially and adversely affect our business. These claims, lawsuits, proceedings, exams, investigations, and requests could also: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering certain features, functionalities, products or services, (ii) limit our access to credit, (iii) result in a modification or suspension of our business practices, (iv) require certain parameters, obligations and/or limitations with respect to the operation of our business, (v) require us to develop non-infringing or otherwise altered products or technologies, (vi) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries and requests, (vii) consume financial and other resources which may otherwise be utilized for other purposes, such as advancing our products and services, (viii) cause a breach or cancellation of certain contracts, or (ix) result in a loss of customers, investors and/or ecosystem partners, any of which may adversely affect our business and operations. Furthermore, even following the resolution of any claims, lawsuits, proceedings, exams, investigations, inquiries and requests against us, a regulatory enforcement agency could take action against one or more individuals or entities, which may require us to continue to incur significant expense for indemnification for any such individual or entity until such matters may be resolved. Any of these consequences could materially and adversely affect our business.

Our acquisitions and other strategic transactions may not yield the intended benefits.

We have historically and may continue to evaluate and consider strategic transactions, combinations, acquisitions, dispositions or alliances. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be successful in

LENDINGCLUB CORPORATION
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

LENDINGCLUB CORPORATION

Any significant disruption in our technology systems, including events beyond our control, or failure in our technology initiatives could have a material adverse effect on our operations.

We believe the technology platform that powers our marketplace bank enables us to deliver solutions to customers and platform investors, and provides a significant time and cost advantage over traditional banks. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, customer service and reputation. Our failure to maintain satisfactory performance, reliability and availability of our technology and underlying network infrastructure may impair our ability to attract new and retain existing customers or platform investors, which could have a material adverse effect on our operations.

Any interruptions or delays in our technology systems or service, whether as a result of third-party error, our error, natural disasters, terrorism, other man-made problems, or security breaches, whether accidental or willful, could harm our reputation and relationships with our customers and platform investors. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on loans, processing loan purchases or investments, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, and cause customers to abandon our marketplace bank platform, any of which could adversely affect our business, financial condition and results of operations.

We depend on our technology infrastructure to conduct and grow our business and operations and accordingly we invest in system upgrades, new solutions and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems and require significant human and financial resources. While we take steps to mitigate the risks and uncertainties associated with these initiatives, these initiatives may not be implemented on time (or at all), within budget or without negative financial, operational or customer impact. Further if and when implemented, these initiatives may not perform as we or our customers, platform investors and other stakeholders expect. We also may not succeed in anticipating or keeping pace with future technology needs, technology demands of our customers or the competitive landscape for technology. The failure to implement new and maintain existing technologies could adversely affect our business, financial condition and results of operations.

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

Many of our stakeholders are becoming increasingly interested in our environmental, social, governance and other sustainability responsibilities, strategy and related disclosures. For example, certain of our platform investors and equity investors have recently inquired about our progress and disclosures on this topic. Further, this area of disclosure is subject to proposed rules from the SEC, which the Company continues to monitor and will comply

LENDINGCLUB CORPORATION
with as applicable. Our absolute and relative progress and disclosures, or lack thereof, on environmental, social, governance and other sustainability matters could impact our reputation, brand and the willingness of certain platform and equity investors to hold our loans or common stock, respectively. If we do not successfully maintain, protect and promote our brand we may be unable to maintain and/or expand our base of customers and investors, which may materially harm our business.

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

We operate a marketplace bank platform for consumer credit, balancing borrower demand for loans against investor demand for risk-adjusted returns. We offer credit to borrowers across a range of credit profiles and rates, and we offer loan purchase and investment opportunities across a range of risk-adjusted returns. In the event that borrower demand at a given credit rate exceeds investor demand for that product for a given period, we may fund the loans and hold them on our balance sheet, which carries certain risks. Investor funding on our platform is non-committed and therefore it is challenging to precisely forecast investor demand. In addition to the discussion in this section, see the risk factor “Holding loans on our balance sheet exposes us to credit, default and liquidity risk, which may adversely affect our financial performance.”

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

Prior to acquiring Radius, we utilized an issuing bank model. Since acquiring Radius, we have transitioned from an issuing bank partnership model to one in which we directly originate the vast majority of our loans. We believe that our historical use and current limited use of the issuing bank partnership model was and remains appropriate for all the jurisdictions in which we operate and we have worked with federal, state and local regulatory agencies to help them understand the model. However, we operate in a complex and evolving regulatory environment at the federal and state level and some enforcement authorities and private parties have challenged the ability to rely on legislative and judicial authority that permits a bank to “export” interest rates permitted by the laws of the state where the bank is located.

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

Any challenge to or adverse consequence of our use of the issuing bank partnership model could adversely affect that business (including requiring that we alter our business model for impacted products), financial condition and results of operations.

If we breach representations or warranties in connection with our platform investor transactions, including whole loan sales, structured products or securitization transactions, or if we suffer a direct or indirect loss in our retained interests in these transactions, our financial condition could be harmed.

We make customary representations, warranties and covenants to platform investors about the loans we sell and service. We have sponsored, and may again in the future sponsor, the sale of unsecured personal whole loans through asset-backed securitizations. In connection with these securitizations, as well as other structured products or loan certificate programs, we make customary representations, warranties and covenants. If there is a breach of those representations, warranties and covenants that materially and adversely affects the subject loans, then we will be required to either cure the breach, repurchase the affected loans from the purchasing entity or investor or reimburse the purchasing entity or investor for incurred losses and expenses, as the case may be. These repurchase or reimbursement obligations could be material and have an adverse effect on our financial condition.

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

In the past, we have had a significant amount of indebtedness. While our indebtedness has materially decreased, if our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, more of our cash flow from operations would need to be allocated to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to execute our strategic plan and withstand competitive pressures and could reduce our flexibility in responding to changing business and economic conditions.

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

RISKS RELATED TO MACROECONOMIC CONDITIONS OR OTHER EXTERNAL FACTORS

The current economic environment, including a potential recession, could negatively affect our business and operating results.

The U.S. economy is undergoing a period of rapid change and significant uncertainty. A number of factors are causing this change and uncertainty, including elevated inflation, increasing interest rates and changing U.S. consumer spending patterns. Inflation reached a 40-year high of 9.1% in June 2022, and the annual inflation rate for the U.S. was 6.5% for the twelve months ended December 31, 2022. In response to elevated inflation, the FRB increased interest rates eight times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 4.50% to 4.75% as of February 2023, and has indicated that it will conduct additional rate increases as it deems necessary to combat growing inflation. These increases in inflation and interest rates are changing lending and spending patterns, and thereby prompting fears that the U.S. is currently experiencing or will soon experience an economic downturn or prolonged period of slow economic growth.

Our business is sensitive to and may be adversely impacted by the current inflation and interest rate environment. Among other things, as inflation and interest rates are elevated: (i) existing borrowers may allocate more of their income to necessities such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments, (ii) the rate we offer on our deposit products will increase to remain competitive, thereby increasing our cost of funding and reducing our net interest margin, (iii) the return our loan products generate may be less attractive relative to other investment options, thereby reducing platform investor demand in our loan products, and (iv) we may need to increase interest rates and/or tighten credit standards for new originations, thereby potentially making it more challenging to source enough interested and qualified borrowers to enable sufficient origination volume. Further, the pace of increases in inflation and interest rates creates unique challenges in our ability to operate our business. For example, the rapid increase in interest rates has quickly

LENDINGCLUB CORPORATION
increased the cost of capital for our non-bank platform investors and thereby increased their return expectations. However, because our consumer loans are fixed interest rate products, we are unable to re-price existing loans and with respect to new originations we need to re-price methodically to remain competitive and mitigate the adverse impacts of doing so. Therefore, until the pace of interest rate increases stabilizes, we may be challenged to fully meet the return expectations for certain of our platform investors which may adversely impact our marketplace volume and related revenue.

Further, an economic downturn or recession could increase the risk of borrower default, reduce investor participation on our marketplace bank platform, cause us to change, postpone or cancel our strategic initiatives, or otherwise negatively affect our business, financial condition and results of operations.

The current economic environment, and its impact, may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report, such as our exposure to the credit and default risk of borrowers, maintaining and increasing loan originations, maintaining our deposit base and retaining our platform investors.

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates will cause our net interest income and margin to increase or decrease. To the extent that we hold loans for sale on our balance sheet, we will be at risk to rising interest rates between origination and sale. In order to sell such loans, we may need to reduce the sale price in order to satisfy the yield expectations of our platform investors. Further, we are exposed to interest rate risk because our interest-earning assets and interest-bearing sources of funding do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates. Fluctuations in the interest rate environment may impact our net interest income, net interest margin and/or discourage investors and borrowers from participating on our marketplace bank platform and may reduce our loan originations, any of which may adversely affect our business.

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

LENDINGCLUB CORPORATION

These social and economic factors may affect the ability or willingness of borrowers to make payments on their loans. Because we pass through collected borrower payments to investors or we make payments to investors ratably only to the extent we receive the borrower’s payments on the corresponding loan, if we do not receive payment(s) on the corresponding loan, the investor will not be entitled to the corresponding amount(s) or payment(s) under the terms of the investment or whole loan purchase agreement. For example, increasing inflation and interest rates may cause borrowers to allocate more of their income to necessities, such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments.

In some circumstances, economic and/or social factors could lead a borrower to pre-pay their loan obligations. In the event of a prepayment, while the investor would receive the return of principal, interest would no longer accrue on the loan. Accordingly, the return for the investor would decline as compared to a loan that was timely paid in accordance with its amortization schedule. There is no penalty to borrowers if they choose to pay their loan early.

Similarly, any adverse impact on the ability of borrowers to make loan payments and/or material increase in pre-payment rates, may also have a material impact on the net interest income we earn for loans held on our balance sheet.

We strive to maintain a marketplace bank platform in which annual percentage rates are attractive to borrowers and returns, including the impact of credit losses and prepayments, are attractive to platform investors and the Company. These external economic and social conditions and resulting trends or uncertainties could adversely impact the ability or desire of our borrowers or platform investors to participate on our platform, which could negatively affect our business and results of operations. In addition to the discussion in this section, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

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

Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. For example, in response to elevated inflation, the FRB increased interest rates eight times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 4.50% to 4.75% as of February 2023, and has indicated that it may conduct additional rate increases to combat inflation.

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

Negative publicity about our industry or our company, including with respect to the quality and reliability of our marketplace bank, effectiveness of the credit decisioning or scoring models used in our marketplace bank platform, the effectiveness of our collection efforts, statements regarding investment returns, changes to our marketplace

LENDINGCLUB CORPORATION
bank, our ability to grow our borrower and investor base at a rate expected by the market, our ability to effectively manage and resolve borrower and investor complaints, our ability to manage borrower and investor accounts in compliance with regulatory requirements which may not be clear, privacy and security practices, use of loan proceeds by certain borrowers of ours or other companies in our industry for illegal purposes, litigation, regulatory activity, and the experience of borrowers and investors with our marketplace bank, products or services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our bank, products and services, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners or partners of partners, other online marketplace banks, outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of borrower and investor information and compliance failures and claims.

Our business has been and may continue to be negatively impacted by the COVID-19 pandemic.

The COVID-19 pandemic and the mitigation efforts by governments to control its spread resulted in an unprecedented disruption in economic activity. In particular, COVID-19 had a profound impact on the finances of our borrowers and we undertook a number of related initiatives to support our borrowers, protect investor returns, and preserve capital and liquidity. Although we have reverted many of these measures, we will continue to actively monitor the situation, assess possible implications to our business and take appropriate actions in an effort to mitigate the adverse consequences of COVID-19. However, there can be no assurances that any initiatives we take will be sufficient or successful.

There are no comparable recent events to COVID-19, and, as a result, its ultimate impact is highly uncertain and subject to change. COVID-19 has had, and may again have, adverse effects on our business and results of operations, including materially decreased demand for our products and negative pressure on overall platform returns, including as a result of increased credit risk of borrowers (including elevated delinquencies and charge-off rates) and the implementation of forbearance plans.

Further, our compliance with measures to contain the spread of, or otherwise related to, COVID-19 previously impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key vendors and counterparties, which may result in inefficiencies and delays in product development, marketing, operations and customer service efforts that we cannot fully mitigate.

The extent to which COVID-19 will negatively impact our business and results of operations will depend on future developments which are uncertain, including future strains or mutations of COVID-19, any re-emergence of COVID-19 or related diseases, and the longer-term impact on consumers, businesses and the broader economy.

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

Our business operations are subject to interruption by, among other things, political events, terrorism, military conflict or acts of war (including the war in Ukraine), cyber-attacks, public health issues, natural disasters, severe weather, climate change (including longer-term shifts in climate patterns, such as extreme heat, sea level rise and more frequent and prolonged drought), infrastructure failure or outages, labor disputes and other events which could: (i) decrease demand for our products and services, (ii) adversely affect the macroeconomy and/or our customers, or (iii) make it difficult or impossible for us to deliver a satisfactory experience to our customers. Any such events could also affect the Company by impacting the stability of our deposit base, impairing the ability of our borrowers to repay their outstanding loans, causing significant property damage or otherwise impair the value of collateral securing our loans, and/or resulting in loss of revenue and/or cause us to incur additional expenses. Furthermore, in the event of any disruption to our operations or those of the companies with whom we do business

LENDINGCLUB CORPORATION
with, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume or maintain operations, any of which could have a material adverse impact on our business, financial condition and results of operations.

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

Our ability to attract customers to, and build trust in, our marketplace bank platform is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning, pricing, loss forecasting and scoring models that assign each loan offered through our marketplace bank platform a grade and a corresponding interest rate. Our models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data, bank data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates for borrowers and risk-adjusted returns for platform investors.

Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, we may experience higher than forecasted losses. Furthermore, as stated above, we hold loans on our balance sheet. We periodically assess the value of these loans and in doing so we review and incorporate a number of factors including forecasted losses. Accordingly, if we fail to adequately assess the creditworthiness of borrowers such that we experience higher than forecasted losses, the value of the loans held on our balance sheet may be adversely affected.

We continually refine these algorithms based on new data and changing macroeconomic conditions. However, there is no guarantee that the credit decisioning, pricing, loss forecasting and scoring models that we use have accurately assessed the creditworthiness of our borrowers, or will be effective in assessing creditworthiness in the future.

Similarly, if any of these models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. If these errors were to occur, we may be obligated to repurchase the affected loans, platform investors may try to rescind their affected purchases or investments or decide not to purchase or invest in loans in the future or borrowers may seek to revise the terms of their loans or reduce the use of our marketplace bank platform for loans.

Further, the use of these models, algorithms and artificial intelligence for determining loan grades and corresponding interest rates may also heighten the risk of legal or regulatory scrutiny. We may be required to alter our models for compliance purposes, which could impact the interest rates offered to borrowers, the risk-adjusted returns offered to investors, result in higher losses or otherwise impact our results of operations.

LENDINGCLUB CORPORATION
If collection efforts on loans are ineffective or unsuccessful, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our marketplace bank platform desirable.

Many of our loan products, including all of our personal loans, are unsecured obligations of borrowers, and they are not secured by any collateral. None of the loans facilitated on our platform are guaranteed or insured by any third party or backed by any governmental authority in any way. We are the loan servicer for all loans supporting notes, all certificates and certain secured borrowings, and we are the loan servicer for most, though not all, loans sold as whole loans. The ability to collect on the loans is dependent on the borrower’s continuing financial stability and willingness to make loan payments, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, bankruptcy or the economic and/or social factors referenced above in the risk factor “A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.” Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party servicers and collection agencies are limited in our ability to collect loans.

In addition, most platform investors depend on us or our third-party servicers and collection agents to pursue collection on delinquent borrower loans. Collections are remitted to platform investors only to the extent we receive borrower payments on the corresponding loans. If we, or third parties on our behalf, cannot adequately perform collection services on the loans, the platform investor will not be entitled to any remittances under the terms of the investment. Further, if collection action must be taken in respect of a loan, we or the collection agency may charge a collection fee on any amounts that are obtained (excluding litigation). These fees will correspondingly reduce the amounts of any payments received by an investor. Similarly, the returns to investors may be impacted by declines in market rates for sales of charged-off loans to third-party purchasers. Ultimately, if delinquencies impair our ability to offer attractive risk-adjusted returns for platform investors, they may seek alternative investments and our business may suffer.

In addition, if we experience a significant increase in the number of charged-off loans we will be unable to collect our servicing fee for such loans and our revenue could be adversely affected.

Further, we use internet-based processes to obtain application information and distribute certain legally required notices to applicants and borrowers of our loans and to obtain electronically signed loan documents. These processes may result in greater risks than paper-based loan originations, including risks regarding the sufficiency of notice for consumer protection laws, risks that borrowers may challenge the authenticity of loan documents or the validity of the borrower’s electronic signature on loan documents and risks that unauthorized changes are made to electronic loan documents. Any of these factors could cause our loans or certain terms of our loans to be unenforceable against a borrower or impair our ability to service the loans, which could adversely affect the value of our loans and our business, financial condition and results of operations.

Credit and other information that we receive from borrowers or third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause us to inaccurately price loans made through our marketplace bank platform.

Our ability to review and select qualified borrowers depends on obtaining borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and other third parties. We assign loan grades to loan requests based on our credit decisioning and scoring models that take into account reported credit score, other information reported by the consumer reporting agencies and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score or loan grade may be based on outdated, incomplete or inaccurate data, including consumer reporting data, and we do not verify the information obtained from a borrower’s credit report.

LENDINGCLUB CORPORATION
Additionally, there is a risk that, following the date of the credit report or other third-party data that we obtain and review, a borrower may have:
•become delinquent in the payment of an outstanding obligation;
•defaulted on a pre-existing debt obligation;
•taken on additional debt; or
•sustained other adverse financial events.

In addition, borrowers supply a variety of information, including information that is included in the loan listings on our marketplace bank platform, and this information may be inaccurate or incomplete. To verify a borrower’s identity, income or employment, our verification process and teams connect to various data sources, directly or through third-party service providers, contact the human resources department of the borrower’s stated employer, or request pay stubs. However, we often do not verify a borrower’s stated income, tenure, job title, home ownership status or intention for the use of loan proceeds.

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

We have previously experienced a high attrition rate from employees and while attrition rates have materially reduced recently, they may again become elevated. We periodically make adjustments to our compensation levels and structures as our business and the competitive market for talent evolves. Further, many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. While we strive to create a fulfilling workplace with competitive compensation, certain existing and prospective employees may find our workplace and/or compensation levels and structures to be unattractive, which may adversely impact our business by compromising our ability to retain and recruit an appropriately skilled workforce. Additionally, changes in U.S. immigration policy may make it difficult to renew or obtain visas for certain highly skilled employees that we have hired or are recruiting.

In addition to attracting and retaining highly skilled employees in general, our future performance depends, in part, on our ability to attract and retain key personnel, including our executive officers, senior management team and other key personnel, all of whom would be difficult to replace. In January 2023, we streamlined our operations, which included a reduction in our workforce by 225 employees, to more closely align our expense structure to loan volume and revenue. This reduction in workforce resulted in the termination of a number of highly contributing employees as well as material reductions in the size and capabilities of a number of our functions, such as recruiting.

The loss of the services of our executive officers, members of our senior management team or key employees and functions, and the process to replace and/or rebuild any of them, involve significant time and expense and distraction that may significantly delay or prevent the achievement of our business objectives or impair our operations or results.

Misconduct and errors by our employees, contractors and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees and other third-party service providers. Our business depends on our employees, contractors and third-party service providers to facilitate the operation of our business and process a large number of increasingly complex transactions, and if any of our employees, contractors or third-party service providers provide unsatisfactory service or take, convert or misuse funds, documents or data (including customer and/or internal documents or data), make an error, or fail to follow protocol when interacting with customers, we could lose customers, harm our reputation, be liable for damages, be subject to repurchase obligations and be subject to complaints, regulatory actions and penalties.

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

LENDINGCLUB CORPORATION
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

Our controls and procedures may be inadequate, fail or be circumvented and our business, operating results and financial condition may be adversely affected.

We are required to maintain effective controls and procedures, including internal controls over our operations, financial reporting, disclosure controls and procedures, compliance monitoring and corporate governance policies and procedures. Designing and implementing effective controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business, industry and the economic and regulatory environment and to expend significant resources to maintain a system of controls that is adequate to satisfy our public company and bank regulatory obligations.

If we are unable to establish and maintain appropriate controls and procedures, or if our employees, contractors or third-party service providers fail to abide by or circumvent such controls and procedures, it could cause us to fail to meet our regulatory or financial reporting obligations, cause us to fail to timely detect errors, result in misstatements or omissions in our consolidated financial statements, harm our operating results and financial condition or otherwise adversely affect our business operations. We could also become subject to investigations by the NYSE, the SEC or our banking regulators, which could require additional financial and management resources.

LENDINGCLUB CORPORATION
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

LENDINGCLUB CORPORATION
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

The systems we rely upon also remain vulnerable to damage or interruption from a number of other factors, including the failure of our network or software systems, natural disasters, terrorism, telecommunication failures, human error, third-party error, other-man made problems, and similar events or disruptions. Any interruptions or delays in our technology systems or service, whether accidental or willful, could harm our relationships with our customers and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on loans, impact our marketplace bank operations, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to abandon our marketplace bank platform, any of which could adversely affect our business, financial condition and results of operations.

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

LENDINGCLUB CORPORATION
legislation and regulations in numerous U.S. and international jurisdictions, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

Governments, regulators, the plaintiffs’ bar, privacy advocates and customers have increased their focus on how companies collect, process, use, store, share and transmit personal information. This regulatory framework for privacy issues worldwide is evolving and is likely to continue to evolve for the foreseeable future, which creates uncertainty. For example, in California, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020 and was modified by the California Privacy Rights Act (CPRA) on January 1, 2023. The CCPA and CPRA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume, cost and success of class action data breach litigation. The CPRA also established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA, as well as to impose administrative fines. The full impact of this law and its corresponding regulations, future enforcement activity and potential liability is unknown. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy laws which we likely would be subject to if enacted.

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

LENDINGCLUB CORPORATION
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

RISKS RELATED TO TAX AND ACCOUNTING

Changes in tax laws and our ability to use our deferred tax assets to offset future taxable income could have a material adverse effect on our business, financial condition and results of operations.

We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and changes. We may be subject to examination by the tax authorities and such authorities may disagree with our tax positions, which could adversely affect our financial condition.

Further, the amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Tax Cuts and Jobs Act (the Tax Act) enacted on December 22, 2017, made broad and complex changes to the U.S. tax code and the Tax Act’s reduction of the federal corporate

LENDINGCLUB CORPORATION
income tax rate from 35% to 21%, effective January 1, 2018, has reduced our deferred tax asset associated with net operating loss carryforwards (NOLs). A lack of future taxable income would also adversely impact our ability to utilize our NOLs.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code, as amended. Our NOLs may also be impaired under similar provisions of state law. Further, additional changes to federal or state tax laws or technical guidance relating to the Tax Act that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2022 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize certain deferred tax assets. On the basis of this evaluation, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized.

Our ability to accurately forecast net income (loss) is in part a function of our ability to use our NOLs and, more generally, forecast our tax liability. Fluctuations in our tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

We have incurred net losses in the past and may incur net losses in the future.

Although we were profitable for the years ended December 31, 2022 and December 31, 2021, and expect to remain profitable for the year ending December 31, 2023, we have incurred net losses in the past. Our operating expenses may continue to be elevated as we resolve regulatory investigations and examinations, enhance our compliance and technology systems, continue the growth of our business, attract customers and partners, and further enhance and develop our products and services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional losses in the future and may not maintain profitability on a quarterly or annual basis.

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

LENDINGCLUB CORPORATION
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

LENDINGCLUB CORPORATION
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

Holders of Record

As of January 31, 2023, there were 34 holders of record of LendingClub’s common stock. Because many of LendingClub’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

The following graph and table compare the cumulative total return to stockholders of LendingClub’s common stock relative to the cumulative total returns of the KBW Nasdaq Bank Index and Standard & Poor’s 500 Index. An investment of $100 (with reinvestment of all dividends, when applicable) is assumed to have been made in LendingClub’s common stock and in each index at market close on December 29, 2017 and its relative performance is tracked through December 30, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

	December 29, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 30, 2022
LendingClub Corporation	$100	$63.68	$61.11	$51.14	$117.09	$42.62
KBW Nasdaq Bank Index	$100	$80.40	$106.23	$91.75	$123.91	$94.51
Standard & Poor’s 500 Index	$100	$93.76	$120.84	$140.49	$178.27	$143.61

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

Executive Summary

We delivered the following results demonstrating the benefits of our evolution into a marketplace bank in the face of a less favorable economic environment. Our recurring revenue growth offset the recent reduction in investor demand for marketplace loans in the second half of 2022, which was impacted adversely given the rapidly rising interest rate environment. We expect this reduction in investor demand to continue until interest rates stabilize. At the end of 2022, we acquired a $1.05 billion outstanding principal loan portfolio that is expected to generate additional net interest income in 2023. In addition, in January 2023 we implemented a cost reduction and reorganization plan, reducing our workforce by 225 employees, or 14%, to more closely align our operations to reduced marketplace revenue. We anticipate the workforce reductions will result in annualized run-rate savings in compensation and benefits of approximately $25 to $30 million in 2023.

•Loan originations: Loan originations increased $2.7 billion, or 26%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily driven by the growth in unsecured personal loan origination volume.
◦Loan originations held for investment (HFI) at amortized cost increased $1.4 billion, or 63%, for the year ended December 31, 2022 compared to the prior year.
◦Loan originations HFI at amortized cost as a percentage of total loan originations was 28%, increasing from 22% in the prior year. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.

•Total net revenue: Total net revenue increased $368.6 million, or 45%, for the year ended December 31, 2022 compared to the same period in 2021.
◦Marketplace revenue: Marketplace revenue increased $105.0 million, or 18%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was in line with loan origination volume growth, partially offset by the recent reduction in investor demand for marketplace loans, which was impacted adversely given the rapidly rising interest rate environment, as well as tighter underwriting standards implemented by the Company in the second half of 2022.
◦Net interest income: Net interest income increased $262.0 million, or 123%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily driven by an

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
increase in unsecured personal loans retained in current and prior periods as HFI, partially offset by an increase in interest expense on deposits due to higher interest rates.
◦Net interest margin: Net interest margin was 8.2%, increasing from 5.6% in the prior year, primarily reflecting a greater mix of personal loans which generate a higher yield than the rest of the loans HFI, partially offset by higher interest rates on deposits.

•Provision for credit losses: Provision for credit losses increased $128.5 million, or 93%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to growth in loans HFI at amortized cost, discounting effect of the NPV allowance on prior loan vintages and additional qualitative allowance reflecting a less favorable economic outlook.

•Total non-interest expense: Total non-interest expense increased $105.5 million, or 16%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily driven by an increase in compensation and benefits expenses primarily due to an increase in headcount as well as an increase in variable marketing expenses based on higher origination volume.

•Net income: Net income increased $271.1 million for the year ended December 31, 2022 compared to the same period in 2021. Net income for the year ended December 31, 2022 included a $143.5 million income tax benefit related to the reversal of our valuation allowance against our deferred tax assets.

•Net income excluding income tax benefit: Net income excluding income tax benefit (related to the reversal of our valuation allowance against our deferred tax assets) increased $127.6 million for the year ended December 31, 2022 compared to the same period in 2021.

•Diluted EPS: Diluted EPS was $2.79 for the year ended December 31, 2022, increasing from $0.18 in the prior year. Diluted EPS for the year ended December 31, 2022 included a $1.38 per share benefit from the deferred tax valuation allowance reversal, as well as revenue growth and improved operating efficiency.

•Pre-provision net revenue: Pre-provision net revenue increased $263.2 million, or 167%, for the year ended December 31, 2022 compared to the same period in 2021, reflecting revenue growth combined with improved operating efficiency.

•Total assets: Total assets as of December 31, 2022 increased $3.1 billion, or 63%, compared to the prior year, primarily reflecting growth in loans held for investment, including the acquisition of a $1.05 billion outstanding principal loan portfolio at the end of 2022.

•Deposits: Total deposits as of December 31, 2022 increased $3.3 billion, or 104%, compared to the prior year, primarily reflecting growth in online savings deposits.

•Total equity: Total equity as of December 31, 2022 increased $314.1 million, or 37%, compared to the prior year, primarily reflecting net income generated over the period and the deferred tax asset valuation allowance reversal.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

As Of and For The Year Ended December 31,	2022	2021	2020
Non-interest income	$712,391	$605,799	$258,756
Net interest income	474,825	212,831	59,328
Total net revenue	1,187,216	818,630	318,084
Non-interest expense	766,853	661,386	502,319
Pre-provision net revenue (1)	420,363	157,244	(184,235)
Provision for credit losses	267,326	138,800	3,382
Income (Loss) before income tax benefit	153,037	18,444	(187,617)
Income tax benefit	136,648	136	79
Net income (loss)	$289,685	$18,580	$(187,538)
Income tax benefit from release of tax valuation allowance	143,495	—	—
Net income (loss) excluding income tax benefit(1)(2)	$146,190	$18,580	$(187,538)

Basic EPS – common stockholders	$2.80	$0.19	$(2.07)
Diluted EPS – common stockholders	$2.79	$0.18	$(2.07)
Diluted EPS excluding income tax benefit(1)(2)	$1.41	$0.18	$(2.07)

LendingClub Corporation Performance Metrics:
Net interest margin	8.2%	5.6%	3.0%
Efficiency ratio(3)	64.6%	80.8%	N/A
Return on average equity (ROE)	28.4%	2.4%	N/A
Return on average total assets (ROA)	4.7%	0.4%	N/A
Marketing as a % of loan originations	1.5%	1.5%	1.2%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	15.8%	21.3%	N/A
Tier 1 leverage ratio	14.1%	16.5%	N/A
Book value per common share	$10.93	$8.41	$8.22
Tangible book value per common share(1)	$10.06	$7.46	$8.09

Loan Originations (in millions)(4):
Marketplace loans	$9,389	$8,099	$4,343
Loan originations held for investment	3,731	2,282	—
Total loan originations	$13,121	$10,381	$4,343
Loan originations held for investment as a % of total loan originations	28%	22%	—%

Servicing Portfolio AUM (in millions)(5):
Total servicing portfolio	$16,157	$12,463	$11,002
Loans serviced for others	$10,819	$10,124	$10,139
N/A – Not applicable
(1)    Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information.
(2)    Excludes an income tax benefit of $143.5 million for the year ended December 31, 2022 due to the release of a deferred tax asset valuation allowance.
(3)    Calculated as the ratio of non-interest expense to total net revenue.
(4)    Includes unsecured personal loans and auto loans only.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(5)    Assets under management (AUM) reflects loans serviced on our platform, which includes outstanding balances of unsecured personal loans, auto refinance loans and education and patient finance loans serviced for others and retained for investment by the Company.

As of December 31,	2022	2021
Balance Sheet Data:
Loans and leases held for investment at amortized cost, net, excluding PPP loans	$4,638,331	$2,486,440
PPP loans	66,971	268,297
Total loans and leases held for investment at amortized cost, net (1)	$4,705,302	$2,754,737
Loans held for investment at fair value	$925,938	$21,240
Total loans and leases held for investment	$5,631,240	$2,775,977
Total assets	$7,979,747	$4,900,319
Total deposits	$6,392,553	$3,135,788
Total liabilities	$6,815,453	$4,050,077
Total equity	$1,164,294	$850,242
(1)    Excludes loans held for investment at fair value, which primarily consists of a loan portfolio that was acquired at the end of 2022.

The asset quality metrics presented in the following table are for loans and leases held for investment at amortized cost and do not reflect loans held for investment at fair value:

As of and for the year ended December 31,	2022	2021
ALLL to total loans and leases held for investment	6.5%	5.0%
ALLL to total loans and leases held for investment, excluding PPP loans	6.6%	5.5%
ALLL to consumer loans and leases held for investment	7.3%	6.4%
ALLL to commercial loans and leases held for investment	2.0%	1.8%
ALLL to commercial loans and leases held for investment, excluding PPP loans	2.2%	2.6%
Net charge-offs	$83,216	$9,002
Net charge-off ratio(1)	2.1%	0.5%
(1)    Calculated as net charge-offs divided by average outstanding loans and leases HFI at amortized cost during the period, excluding PPP loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations

This section of this Form 10-K generally discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. For discussion related to 2020 items and year-over-year comparisons between 2021 and 2020, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2021.
The following table sets forth the Income Statement data for each of the periods presented:

Year Ended December 31,	2022	2021	2020
Non-interest income:
Marketplace revenue	$683,626	$578,580	$245,314
Other non-interest income	28,765	27,219	13,442
Total non-interest income	712,391	605,799	258,756

Interest income:
Interest on loans held for sale	26,183	29,540	72,876
Interest and fees on loans and leases held for investment	465,450	188,977	—
Interest on loans held for investment at fair value	12,877	4,436	7,688
Interest on retail and certificate loans held for investment at fair value	18,135	57,684	115,952
Interest on securities available for sale	16,116	11,025	12,125
Other interest income	18,579	1,170	1,053
Total interest income	557,340	292,832	209,694

Interest expense:
Interest on deposits	60,451	7,228	—
Interest on short-term borrowings	1,002	3,677	17,837
Interest on retail notes, certificates and secured borrowings	18,135	57,684	115,952
Interest on Structured Program borrowings	1,508	9,638	16,204
Interest on other long-term debt	1,419	1,774	373
Total interest expense	82,515	80,001	150,366

Net interest income	474,825	212,831	59,328

Total net revenue	1,187,216	818,630	318,084

Provision for credit losses	267,326	138,800	3,382

Non-interest expense:
Compensation and benefits	339,397	288,390	252,517
Marketing	197,747	156,142	51,518
Equipment and software	49,198	39,490	26,842
Occupancy	21,977	24,249	27,870
Depreciation and amortization	43,831	44,285	54,030
Professional services	50,516	47,572	41,780
Other non-interest expense	64,187	61,258	47,762
Total non-interest expense	766,853	661,386	502,319

Income (Loss) before income tax benefit	153,037	18,444	(187,617)
Income tax benefit	136,648	136	79
Net income (loss)	$289,685	$18,580	$(187,538)

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

Year Ended December 31,	2022	2021	Change ($)	Change (%)
Origination fees	$499,179	$416,839	$82,340	20%
Servicing fees	80,609	87,639	(7,030)	(8)%
Gain on sales of loans	95,335	70,116	25,219	36%
Net fair value adjustments	8,503	3,986	4,517	113%
Total marketplace revenue	$683,626	$578,580	$105,046	18%

Year Ended December 31,	2021	2020	Change ($)	Change (%)
Origination fees	$416,839	$207,640	$209,199	101%
Servicing fees	87,639	111,864	(24,225)	(22)%
Gain on sales of loans	70,116	30,812	39,304	128%
Net fair value adjustments	3,986	(105,002)	108,988	N/M
Total marketplace revenue	$578,580	$245,314	$333,266	136%

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

The following table presents loan origination volume during each of the periods set forth below:

Year Ended December 31,	2022	2021	2020	2022 vs. 2021 Change (%)	2021 vs. 2020 Change (%)
Marketplace loans	$9,389,445	$8,099,109	$4,343,411	16%	86%
Loan originations held for investment	3,731,057	2,282,206	—	63%	N/A
Total loan originations (1)	$13,120,502	$10,381,315	$4,343,411	26%	139%
N/A – Not applicable
(1)    Includes unsecured personal loans and auto loans only.

Origination fees were $499.2 million and $416.8 million for the years ended December 31, 2022 and 2021, respectively, an increase of 20%. The increase was due to higher origination volume of marketplace loans, partially offset by a reduction in investor demand for marketplace loans in the second half of 2022 that was impacted adversely by the rapidly rising interest rate environment.

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

As of December 31,	2022	2021	Change ($)	Change (%)
AUM (in millions):
Loans sold	$10,819	$10,124	$695	7%
Loans held by LendingClub Bank	5,263	2,026	3,237	160%
Retail notes, certificates and secured borrowings	59	238	(179)	(75)%
Other loans invested in by the Company	16	75	(59)	(79)%
Total	$16,157	$12,463	$3,694	30%

As of December 31,	2021	2020	Change ($)	Change (%)
AUM (in millions):
Loans sold	$10,124	$10,139	$(15)	—%
Loans held by LendingClub Bank	2,026	—	$2,026	N/M
Retail notes, certificates and secured borrowings	238	680	$(442)	(65)%
Other loans invested in by the Company	75	183	(108)	(59)%
Total	$12,463	$11,002	$1,461	13%

In addition to the loans serviced on our marketplace platform, we earned servicing fee revenue on $167.0 million and $214.0 million in outstanding principal balance of commercial loans sold as of December 31, 2022 and 2021, respectively.

Servicing fees were $80.6 million and $87.6 million for the years ended December 31, 2022 and 2021, respectively, a decrease of 8%. The decrease was primarily due to higher fair value amortization of our servicing asset resulting from a larger asset balance, as well as a servicing asset write-off related to the acquisition of a $1.05 billion outstanding principal loan portfolio in the fourth quarter of 2022, partially offset by an increase in the fair value of the servicing asset based on higher expected servicing fee revenue.

Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

Gain on sales of loans was $95.3 million and $70.1 million for the years ended December 31, 2022 and 2021, respectively, an increase of 36%. The increase was primarily due to an increase in the volume of marketplace loans sold and an increase in expected servicing fee revenue.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Net fair value adjustments were $8.5 million and $4.0 million for the years ended December 31, 2022 and 2021, respectively, an increase of $4.5 million. The increase was primarily due to higher loan sale prices and an increase in the volume of marketplace loans sold.

Other Non-interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The tables below illustrate the composition of other non-interest income for each period presented:

Year Ended December 31,	2022	2021	Change ($)	Change (%)
Referral revenue	$12,942	$14,234	$(1,292)	(9)%
Realized losses on sales of securities available for sale and other investments	—	(93)	93	N/M
Other	15,823	13,078	2,745	21%
Other non-interest income	$28,765	$27,219	$1,546	6%

Year Ended December 31,	2021	2020	Change ($)	Change (%)
Referral revenue	$14,234	$5,011	$9,223	184%
Realized gains (losses) on sales of securities available for sale and other investments	(93)	11	(104)	N/M
Other	13,078	8,420	4,658	55%
Other non-interest income	$27,219	$13,442	$13,777	102%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Interest Income

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing funding sources on a consolidated basis for the Company. The average yield/rate is calculated by dividing the period-end interest income/expense by the average balance.

	Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$987,833	$18,579	1.88%	$754,920	$1,170	0.16%	$395,734	$1,053	0.27%
Securities available for sale at fair value	370,277	16,116	4.35%	288,545	11,025	3.82%	217,189	12,125	5.58%
Loans held for sale	162,760	26,183	16.09%	218,349	29,540	13.53%	489,750	72,876	14.88%
Loans and leases held for investment at amortized cost:
Unsecured personal loans (2)	2,967,410	410,222	13.82%	863,266	122,807	15.52%	—	—	—%
Secured consumer loans	301,023	11,093	3.69%	485,195	17,105	3.85%	—	—	—%
Commercial loans and leases	669,907	36,167	5.40%	617,483	30,731	5.43%	—	—	—%
PPP loans	138,575	7,968	5.75%	487,435	18,334	4.10%	—	—	—%
Loans and leases held for investment at amortized cost	4,076,915	465,450	11.42%	2,453,379	188,977	8.40%	—	—	—%
Loans held for investment at fair value	91,057	12,877	14.14%	34,938	4,436	12.70%	60,093	7,688	12.79%
Total loans and leases held for investment	4,167,972	478,327	11.48%	2,488,317	193,413	7.77%	60,093	7,688	12.79%
Retail and certificate loans held for investment at fair value	128,047	18,135	14.16%	406,406	57,684	14.19%	815,255	115,952	14.20%
Total interest-earning assets	5,816,889	557,340	9.58%	4,156,537	292,832	7.46%	1,978,021	209,694	10.59%

Cash and due from banks and restricted cash	72,764			112,012			114,105
Allowance for loan and lease losses	(234,532)			(77,223)			—
Other non-interest earning assets	547,388			426,323			339,746
Total assets	$6,202,509			$4,617,649			$2,431,872

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	2,205,691	16,464	0.75%	$2,071,640	$5,954	0.31%	$—	$—	—%
Savings accounts and certificates of deposit	2,123,037	43,987	2.07%	383,447	1,274	0.36%	—	—	—%
Interest-bearing deposits (2)	4,328,728	60,451	1.40%	2,455,087	7,228	0.32%	—	—	—%
Short-term borrowings	10,437	1,002	9.60%	68,032	3,677	5.40%	387,958	17,837	4.60%
Advances from PPPLF	141,528	503	0.36%	365,976	1,183	0.35%	—	—	—%
Retail notes, certificates and secured borrowings	128,047	18,135	14.16%	407,471	57,684	14.16%	816,010	115,952	14.21%
Structured Program borrowings	20,962	1,508	7.19%	110,579	9,638	8.72%	162,688	16,204	9.96%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Other long-term debt	15,219	916	6.02%	16,355	591	3.61%	6,824	373	5.47%
Total interest-bearing liabilities	4,644,921	82,515	1.78%	3,423,500	80,001	2.36%	1,373,480	150,366	10.95%

Non-interest bearing deposits	264,099			126,982			—
Other liabilities	274,209			289,163			272,164
Total liabilities	$5,183,229			$3,839,645			$1,645,644

Total equity	$1,019,280			$778,004			$786,228
Total liabilities and equity	$6,202,509			$4,617,649			$2,431,872

Interest rate spread			7.80%			5.10%			(0.36)%

Net interest income and net interest margin		$474,825	8.16%		$212,831	5.56%		$59,328	3.00%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    The average yield/rate for unsecured consumer loans decreased in 2022 compared to 2021 due to a shift in the mix toward higher credit quality loans. The average yield/rate for interest-bearing deposits increased due to a higher federal funds rate and an increasing concentration of online deposits. We expect continued pressure on net interest margin to continue during 2023.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
An analysis of the year-to-year changes in the categories of interest income and interest expense resulting from changes in volume and rate is as follows:

	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$470	$16,939	$17,409	$682	$(565)	$117
Securities available for sale at fair value	3,414	1,677	5,091	3,342	(4,442)	(1,100)
Loans held for sale	(8,336)	4,979	(3,357)	(37,233)	(6,103)	(43,336)
Loans and leases held for investment at amortized cost	286,205	(9,732)	276,473	188,977	—	188,977
Loans held for investment at fair value	7,883	558	8,441	(3,195)	(57)	(3,252)
Retail and certificate loans held for investment at fair value	(39,422)	(127)	(39,549)	(58,194)	(74)	(58,268)
Total increase (decrease) in interest income on interest-earning assets	$250,214	$14,294	$264,508	$94,379	$(11,241)	$83,138
Interest-bearing liabilities
Checking and money market accounts	$472	$10,038	$10,510	$5,954	$—	$5,954
Savings accounts and certificates of deposit	20,965	21,748	42,713	1,274	—	1,274
Interest-bearing deposits	21,437	31,786	53,223	7,228	—	7,228
Short-term borrowings	(4,374)	1,699	(2,675)	(16,837)	2,677	(14,160)
Advances from PPPLF	(691)	11	(680)	1,183	—	1,183
Retail notes, certificates and secured borrowings	(39,573)	24	(39,549)	(57,838)	(430)	(58,268)
Structured Program borrowings	(6,689)	(1,441)	(8,130)	(4,723)	(1,843)	(6,566)
Other long-term debt	(44)	369	325	379	(161)	218
Total increase (decrease) in interest expense on interest-bearing liabilities	$(29,934)	$32,448	$2,514	$(70,608)	$243	$(70,365)

Increase (decrease) in net interest income	$280,148	$(18,154)	$261,994	$164,987	$(11,484)	$153,503
(1)     Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Provision for Credit Losses

The allowance for loan and lease losses (ALLL) for lifetime expected losses under CECL on HFI loans and leases at amortized cost is initially recognized as “Provision for credit losses” at the time of origination. The ALLL is estimated using a discounted cash flow (DCF) approach, where effective interest rates are used to calculate the net present value (NPV) of expected cash flows. The effective interest rates are calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and costs, to provide a constant rate of return over the loan term. The NPV from the DCF approach is then compared to the amortized cost basis of the loans and leases to derive expected credit losses. Under the DCF approach, the provision for credit losses in subsequent periods includes a credit loss expense relating to the discounting effect due to the passage of time after the initial recognition of ALLL on originated HFI loans at amortized cost.

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented:

Year Ended December 31,	2022	2021	2020
Credit loss expense for Radius loans at acquisition	$—	$6,929	$—
Credit loss expense for loans and leases held for investment	266,679	134,022	—
Credit loss expense for unfunded lending commitments	647	1,231	—
Total credit loss expense	267,326	142,182	—
(Reversal of) Impairment on securities available for sale	—	(3,382)	3,382
Total provision for credit losses	$267,326	$138,800	$3,382

The provision for credit losses increased $128.5 million, or 93%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to growth in the volume of loans HFI at amortized cost and the related initial provision for credit losses, discounting effect of the NPV allowance on prior loan vintages and additional qualitative allowance reflecting a less favorable economic outlook.

The activity in the allowance for credit losses (ACL) was as follows:

Year Ended December 31,	2022	2021
Allowance for loan and lease losses, beginning of period	$144,389	$—
Credit loss expense for loans and leases held for investment	266,679	140,951
Initial allowance for purchased credit deteriorated (PCD) loans acquired during the period(1)	—	12,440
Charge-offs	(87,473)	(10,452)
Recoveries	4,257	1,450
Allowance for loan and lease losses, end of period	$327,852	$144,389

Reserve for unfunded lending commitments, beginning of period	$1,231	$—
Credit loss expense for unfunded lending commitments	647	1,231
Reserve for unfunded lending commitments, end of period (2)	$1,878	$1,231
(1)    For acquired PCD loans, an ACL of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date during the year ended December 31, 2021. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, an ACL of $18.0 million included as part of the grossed-up loan balance at acquisition was immediately written-off during the year ended December 31, 2021. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million.
(2)    Relates to $138.0 million and $110.8 million of unfunded commitments as of December 31, 2022 and 2021, respectively.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2022	2021
Ratio of allowance for loan and lease losses to total loans and leases held for investment at amortized cost	6.5%	5.0%
Ratio of allowance for loan and lease losses to total loans and leases held for investment at amortized cost, excluding PPP loans	6.6%	5.5%

Average loans and leases held for investment at amortized cost, excluding PPP loans	$3,938,340	$1,965,944
Net charge-off ratio(1)	2.1%	0.5%
(1)    Calculated as annualized net charge-offs divided by average outstanding loans and leases held for investment during the period, excluding PPP loans.

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are charged-off no later than 120 days past due. The following table presents nonaccrual loans and leases (1):

	December 31, 2022	December 31, 2021
Total nonaccrual loans and leases held for investment	$34,827	$9,985
Ratio of total nonaccrual loans and leases held for investment to total loans and leases held for investment	0.7%	0.3%
Ratio of total nonaccrual loans and leases held for investment to total loans and leases held for investment, excluding PPP loans	0.7%	0.4%
(1)    Excluding PPP loans, there were no loans that were 90 days or more past due and accruing as of both December 31, 2022 and 2021.

For additional information on the ACL and nonaccrual loans and leases, see “Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” and “Note 6. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance For Loan and Lease Losses.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Non-interest Expense

Non-interest expense primarily consists of (i) compensation and benefits, which include salaries and wages, benefits and stock-based compensation expense, (ii) marketing, which includes costs attributable to borrower and deposit customer acquisition efforts and building general brand awareness, (iii) equipment and software, (iv) occupancy, which includes rent expense and all other costs related to occupying our office spaces, (v) depreciation and amortization and (vi) professional services, which primarily consist of consulting fees.

Year Ended December 31,	2022	2021	Change ($)	Change (%)
Non-interest expense:
Compensation and benefits	$339,397	$288,390	$51,007	18%
Marketing	197,747	156,142	41,605	27%
Equipment and software	49,198	39,490	9,708	25%
Occupancy	21,977	24,249	(2,272)	(9)%
Depreciation and amortization	43,831	44,285	(454)	(1)%
Professional services	50,516	47,572	2,944	6%
Other non-interest expense	64,187	61,258	2,929	5%
Total non-interest expense	$766,853	$661,386	$105,467	16%

Year Ended December 31,	2021	2020	Change ($)	Change (%)
Non-interest expense:
Compensation and benefits	$288,390	$252,517	$35,873	14%
Marketing	156,142	51,518	104,624	203%
Equipment and software	39,490	26,842	12,648	47%
Occupancy	24,249	27,870	(3,621)	(13)%
Depreciation and amortization	44,285	54,030	(9,745)	(18)%
Professional services	47,572	41,780	5,792	14%
Other non-interest expense	61,258	47,762	13,496	28%
Total non-interest expense	$661,386	$502,319	$159,067	32%

Compensation and benefits expense increased $51.0 million, or 18%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in headcount.

Marketing expense increased $41.6 million, or 27%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume, partially offset by the deferral of applicable marketing expenses for HFI loans.

Equipment and software expense increased $9.7 million, or 25%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in hosting fees and subscription costs.

Occupancy expense was $22.0 million and $24.2 million for the years ended December 31, 2022 and 2021, respectively.

Depreciation and amortization expense remained relatively flat for the year ended December 31, 2022 compared to the same period in 2021.

Professional services expense increased $2.9 million, or 6%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in consulting fees.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other non-interest expense increased $2.9 million, or 5%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in consumer credit services.

Income Taxes

For the year ended December 31, 2022, we recorded an income tax benefit of $136.6 million primarily due to the release of a $175.6 million valuation allowance against our deferred tax assets, of which $143.5 million is primarily based on our reassessment of the realizability of our deferred tax assets. For the year ended December 31, 2021, we recorded an income tax benefit of $136 thousand primarily related to a tax benefit associated with the Acquisition, partially offset by income tax expense for state jurisdictions that limit net operating loss carryforward utilization. For the year ended December 31, 2020, we recorded an income tax benefit of $79 thousand primarily attributable to current state income taxes.

We have evaluated both positive and negative evidence when assessing the recoverability of our net deferred tax assets. Several factors were considered, which primarily included our business model transition and resulting increase in profitability and the expectation of continued profitability. These factors resulted in the release of the majority of our valuation allowance against our deferred tax assets. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

As of December 31, 2022, we maintained a valuation allowance of $47.7 million related to state NOLs and tax credit carryforwards. The realization and timing of these state NOLs and tax credit carryforwards, based on the allocation of taxable income to the Parent, is uncertain and may expire before being utilized. We expect that our statutory tax rate in 2023 will approximate 27%.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following table:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Year Ended December 31,	Eleven Months Ended December 31,	Year Ended December 31,		Year Ended December 31,	Eleven Months Ended December 31,	Year Ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$610,536	$462,821	$48,231	$115,759	$24,859	$—	$683,626	$578,580
Other non-interest income	85,208	94,953	15,628	16,718	(72,071)	(84,452)	28,765	27,219
Total non-interest income	695,744	557,774	63,859	132,477	(47,212)	(84,452)	712,391	605,799

Interest income:
Interest income	526,471	210,739	30,869	82,093	—	—	557,340	292,832
Interest expense	(60,954)	(8,412)	(21,561)	(71,589)	—	—	(82,515)	(80,001)
Net interest income	465,517	202,327	9,308	10,504	—	—	474,825	212,831

Total net revenue	1,161,261	760,101	73,167	142,981	(47,212)	(84,452)	1,187,216	818,630

(Provision for) reversal of credit losses	(267,326)	(142,182)	—	3,382	—	—	(267,326)	(138,800)
Non-interest expense	(724,304)	(547,799)	(89,761)	(198,039)	47,212	84,452	(766,853)	(661,386)
Income (Loss) before income tax benefit (expense)	169,631	70,120	(16,594)	(51,676)	—	—	153,037	18,444
Income tax benefit (expense)	(42,354)	9,171	125,954	44,013	53,048	(53,048)	136,648	136
Net income (loss)	$127,277	$79,291	$109,360	$(7,663)	$53,048	$(53,048)	$289,685	$18,580
Capital expenditures	$69,481	$32,602	$—	$1,811	$—	$—	$69,481	$34,413
Depreciation and amortization	$16,489	$4,569	$27,342	$39,716	$—	$—	$43,831	$44,285

The Company integrated the Acquisition into its reportable segments in the first quarter of 2021. As the Company’s reportable segments are based on legal organizational structure and LC Bank was formed upon the Acquisition, the results of operations for the year ended December 31, 2020, is provided on a consolidated basis in the Company’s Income Statement. Additionally, an analysis of the Company’s results of operations and material trends for the year ended December 31, 2022 compared to the year ended December 31, 2021 is provided on a consolidated basis in “Results of Operations.”

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Pre-Provision Net Revenue, Net Income (Loss) Excluding Income Tax Benefit, Diluted EPS Excluding Income Tax Benefit, and Tangible Book Value (TBV) Per Common Share. Our non-GAAP financial measures do have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP.

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

We believe Pre-Provision Net Revenue, Net Income (Loss) Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit are important measures because they reflect the underlying financial performance of our business operations. Pre-Provision Net Revenue is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income. Net Income (Loss) Excluding Income Tax Benefit adjusts for the release of a deferred tax asset valuation allowance in 2022. Diluted EPS Excluding Income Tax Benefit is a non-GAAP financial measure calculated by dividing Net Income (Loss) Excluding Income Tax Benefit by the weighted-average diluted common shares outstanding.

We believe TBV Per Common Share is an important measure used to evaluate the Company’s use of equity. TBV Per Common Share is a non-GAAP financial measure representing the book value of common equity reduced by goodwill and intangible assets, divided by ending number of common shares issued and outstanding.

The following tables provide a reconciliation of Pre-Provision Net Revenue (PPNR) to the nearest GAAP measure:

For the year ended December 31,	2022	2021	2020
GAAP Net income (loss)	$289,685	$18,580	$(187,538)
Less: Provision for credit losses	(267,326)	(138,800)	(3,382)
Less: Income tax benefit	136,648	136	79
Pre-provision net revenue	$420,363	$157,244	$(184,235)

For the year ended December 31,	2022	2021	2020
Non-interest income	$712,391	$605,799	$258,756
Net interest income	474,825	212,831	59,328
Total net revenue	1,187,216	818,630	318,084
Non-interest expense	(766,853)	(661,386)	(502,319)
Pre-provision net revenue	420,363	157,244	(184,235)
Provision for credit losses	(267,326)	(138,800)	(3,382)
Income (Loss) before income tax benefit	153,037	18,444	(187,617)
Income tax benefit	136,648	136	79
GAAP Net income (loss)	$289,685	$18,580	$(187,538)

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of Net Income (Loss) Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit to the nearest GAAP measures:

As of and For The Year Ended December 31,		2022	2021	2020
GAAP Net income (loss)		$289,685	$18,580	$(187,538)
Income tax benefit from release of tax valuation allowance		143,495	—	—
Net income (loss) excluding income tax benefit		$146,190	$18,580	$(187,538)

GAAP Diluted EPS – common stockholders		$2.79	$0.18	$(2.07)

(A)	Income tax benefit from release of tax valuation allowance	$143,495	N/A	N/A
(B)	Weighted-average common shares – Diluted	104,001,288	N/A	N/A
(A/B)	Diluted EPS impact of income tax benefit	$1.38	N/A	N/A

Diluted EPS excluding income tax benefit		$1.41	$0.18	$(2.07)
N/A – Not applicable

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of December 31,	2022	2021	2020
GAAP common equity	$1,164,294	$850,242	$724,171
Less: Goodwill	(75,717)	(75,717)	—
Less: Intangible assets	(16,334)	(21,181)	(11,427)
Tangible common equity	$1,072,243	$753,344	$712,744

Book value per common share
GAAP common equity	$1,164,294	$850,242	$724,171
Common shares issued and outstanding	106,546,995	101,043,924	88,149,510
Book value per common share	$10.93	$8.41	$8.22

Tangible book value per common share
Tangible common equity	$1,072,243	$753,344	$712,744
Common shares issued and outstanding	106,546,995	101,043,924	88,149,510
Tangible book value per common share	$10.06	$7.46	$8.09

Supervision and Regulatory Environment

We are subject to periodic exams, investigations, inquiries or requests, enforcement actions and other proceedings from federal and state regulatory agencies, including the federal banking regulators that directly regulate the Company and/or LC Bank. Further, we are subject to claims, individual and class action lawsuits, and lawsuits alleging regulatory violations. The number and/or significance of these exams, investigations, inquiries, requests, proceedings, claims and lawsuits have been increasing since the Acquisition in part because our products and services increased in scope and in part because we became a bank holding company operating a national bank. Although historically the Company has generally resolved these matters in a manner that was not materially adverse to its financial results or business operations, no assurance can be given as to the timing, outcome or consequences of any of these matters in the future.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Regulatory Actions Taken in Relation to COVID-19

Regulators and government officials at the federal government level and in states across the country have issued orders, passed laws or otherwise issued guidance in connection with COVID-19. Some of these orders and laws have placed restrictions on debt collection activity, all or certain types of communications with delinquent borrowers or others, required that borrowers be allowed to defer payments on outstanding debt, governed credit reporting and the use of credit reporting, and placed certain restrictions and requirements on operations in the workplace. We have taken steps to monitor regulatory developments relating to COVID-19 and to comply with orders and laws applicable to our business. Although many of the orders, laws or guidance related to COVID-19 have since reverted, given the ongoing nature of the pandemic, it is possible that additional orders, laws, or regulatory guidance may still be issued. We are not able to predict the extent of the impact on our business from any regulatory activity relating to or resulting from COVID-19.

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

Capital Management

The prudent management of capital is fundamental to the successful achievement of our business initiatives. We actively review capital through a process that continuously assesses and monitors the Company’s overall capital adequacy. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, and to meet both regulatory and market expectations.

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

The following table summarizes the Company’s regulatory capital amounts (in millions) and ratios:

	December 31, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
LendingClub	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$1,005.8	15.8%	$710.0	21.3%	7.0%
Tier 1 capital	$1,005.8	15.8%	$710.0	21.3%	8.5%
Total capital	$1,088.1	17.1%	$767.9	23.0%	10.5%
Tier 1 leverage	$1,005.8	14.1%	$710.0	16.5%	4.0%
Risk-weighted assets	$6,360.7	N/A	$3,333.2	N/A	N/A
Quarterly adjusted average assets	$7,119.0	N/A	$4,301.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table summarizes LC Bank’s regulatory capital amounts (in millions) and ratios:

	December 31, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
LendingClub Bank	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$852.2	13.8%	$523.7	16.7%	7.0%
Tier 1 capital	$852.2	13.8%	$523.7	16.7%	8.5%
Total capital	$932.4	15.1%	$563.7	18.0%	10.5%
Tier 1 leverage	$852.2	12.5%	$523.7	14.3%	4.0%
Risk-weighted assets	$6,194.0	N/A	$3,130.4	N/A	N/A
Quarterly adjusted average assets	$6,795.2	N/A	$3,667.7	N/A	N/A
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

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. As permitted by the rule, the Company elected to

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
delay the estimated impact of CECL on regulatory capital resulting in a capital benefit of $35 million at December 31, 2021. This benefit is phased out over a three-year transition period that commenced on January 1, 2022 at a rate of 25% each year through January 1, 2025.

Liquidity

We manage liquidity to meet our cash flow and collateral obligations in a timely manner at a reasonable cost. We must maintain operating liquidity to meet our expected daily and forecasted cash flow requirements, as well as contingent liquidity to meet unexpected funding requirements.

As our primary business at LC Bank involves taking deposits and originating loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay borrowings, pay operating expenses and support extraordinary funding requirements when necessary.

LendingClub Bank Liquidity

The primary sources of LC Bank short-term liquidity include cash, unencumbered AFS debt securities, and unused borrowing capacity with the FRB and Federal Home Loan Bank (FHLB). Additionally, customer deposits provide LC Bank with a significant source of relatively low-cost funds. The primary uses of LC Bank liquidity include the funding/acquisition of loans and securities purchases; withdrawals, maturities and the payment of interest on deposits; compensation and benefits expense; taxes; capital expenditures, including internally developed software, leasehold improvements and computer equipment; and costs associated with the continued development and support of our online lending marketplace platform.

Net capital expenditures were $69.5 million, or 6% of total net revenue and $32.6 million, or 4% of total net revenue, for the years ended December 31, 2022 and 2021, respectively. Capital expenditures in 2023 are expected to be approximately $60 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, including regulatory compliance costs.

As of December 31, 2022 and 2021, cash and cash equivalents at LC Bank were $1.0 billion and $659.9 million and deposits were $6.4 billion and $3.2 billion, respectively. Outstanding PPPLF borrowings were $64.2 million and $271.9 million at December 31, 2022 and 2021, respectively, and are collateralized by PPP loans originated by the Company. In addition, LC Bank has available FHLB of Des Moines secured borrowing capacity totaling $414.5 million and $173.4 million as of December 31, 2022 and 2021, respectively. LC Bank also has secured borrowing capacity available under the FRB Discount Window totaling $191.0 million and $75.2 million as of December 31, 2022 and 2021, respectively.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $56.5 million and $88.3 million in cash and cash equivalents as of December 31, 2022 and 2021, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

Interest Rate Sensitivity

LendingClub Bank

Our net interest income is affected by changes in the level of interest rates, the impact of interest rate fluctuations on asset prepayments, and the level and composition of deposits and liabilities, among other factors.

Loans HFI at LC Bank are funded primarily through our deposit base. The majority of loans HFI are fixed-rate instruments over the term of the loans. As a result, the primary component of interest rate risk on our financial instruments at LC Bank arises from the impact of fluctuations in loan and deposit rates on our net interest income. Therefore, we use a sensitivity analysis to assess the impact of hypothetical changes in interest rates on our net interest income results. The outcome of the analysis is influenced by a variety of assumptions, including the maturity profile and prepayment level of our unsecured consumer loans and expected consumer responses to changes in rates paid on non-maturity deposit products. Our assumptions are periodically calibrated to observed data and/or expected outcomes.

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	December 31, 2022	December 31, 2021
Instantaneous Change in Interest Rates:
+ 200 basis points	(6.9)%	(0.8)%
+ 100 basis points	(3.3)%	(0.2)%
- 100 basis points	1.9%	(0.2)%
- 200 basis points	3.5%	N/M

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, investment purchases, and cash and cash equivalents. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The increase in sensitivity as of December 31, 2022 relative to the prior year is primarily due to the

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
composition of our loans and deposits. Furthermore, during fluctuating interest rate environments, the increased sensitivity of repricing interest-bearing deposits is more impactful than that of repricing fixed rate loans.

Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality, balance sheet mix, size of our balance sheet, or other business developments that could affect net income. Actual results could differ materially from the estimated outcomes of our simulations.

Maturities

The following table presents the maturities of loans and leases held for investment at amortized cost and at fair value as of December 31, 2022:

	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	December 31, 2022
Unsecured personal	$53,516	$4,627,585	$91,983	$4,773,084
Residential mortgages	1,202	7,780	190,619	199,601
Secured consumer	32	113,679	80,923	194,634
Total consumer loans held for investment	54,750	4,749,044	363,525	5,167,319
Equipment finance	5,052	117,154	38,113	160,319
Commercial real estate	28,284	80,115	265,102	373,501
Commercial and industrial	7,703	88,964	142,059	238,726
Total commercial loans and leases held for investment	41,039	286,233	445,274	772,546
Total loans and leases held for investment	$95,789	$5,035,277	$808,799	$5,939,865
Loans and leases due after one year at fixed interest rates	$—	$4,969,142	$407,096	$5,376,238
Loans and leases due after one year at variable interest rates	$—	$66,135	$401,703	$467,838

For the contractual maturities and weighted-average yields on the Company’s AFS securities portfolio, see “Notes to Consolidated Financial Statements – Note 5. Securities Available for Sale.”

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
Contingencies

For a comprehensive discussion of contingencies as of December 31, 2022, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies.”

Critical Accounting Estimates

Our significant accounting policies are described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies.” We consider certain of these policies to be critical accounting policies as they require significant management judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results. These

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
judgments, estimates and assumptions are inherently subjective and actual results may materially differ from these estimates and assumptions.

Allowance for Loan and Lease Losses

Under the CECL model, we reserve for expected credit losses on our loan and lease portfolio when loans are initially recorded as HFI at amortized cost through the ALLL by using a DCF approach to calculate the NPV of expected cash flows. Loans accounted for under the fair value option do not have an ALLL. Changes in the credit risk profile of our loans and leases result in changes in “Provision for credit losses,” on the Income Statement with a resulting change, net of charge-offs and recoveries, in the ACL balance. The majority of our ALLL relates to unsecured personal loans.

The ALLL represents our estimate of expected lifetime credit losses over the contractual life of the loan portfolio. Our determination of the ALLL is based on regular and periodic evaluation of the loan portfolio considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information from internal and external sources. Estimates of expected future loan losses are determined by using statistical models and management’s judgement. The models are designed to forecast probability and timing of default, loss rate exposure at default, recovery expectations, and timing and amount of estimated prepayments by correlating certain macroeconomic unemployment forecast data to historical experience. Our statistical models, applied at the portfolio level to pools of loans with similar risk characteristics, produce expected cash flows, which are then discounted at the effective interest rate to derive the NPV. The difference between the NPV and the amortized cost determines the ALLL. The effective interest rate is calculated based on the periodic interest income received from the loan’s contractual cash flows, which includes deferred origination fees and costs, to provide a constant rate of return over the contractual loan term. Under the DCF approach, the provision for credit losses includes credit loss expense in subsequent periods relating to the discounting effect due to the passage of time after the initial recognition of ALLL on originated HFI loans at amortized cost.

Our qualitative allowance is primarily based on macroeconomic unemployment forecast information provided by an external third-party economist, incorporating management’s judgement, and is included in the estimation of expected future expected credit losses. In addition, the qualitative allowance includes adjustments in circumstances where the statistical model output is inconsistent with management’s expectations relating to economic conditions and expected credit losses. Management may make adjustments as the assumptions in the underlying analyses change to reflect an estimate of expected lifetime loan losses and prepayments at the reporting date, based on the best information available at that time.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of LendingClub Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

1) Allowance for loans and lease losses – Consumer Loans – Refer to “Note 6. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” to the consolidated financial statements

Critical Audit Matter Description

The allowance for credit losses includes the allowance for loan and lease losses (ALLL) on consumer loans, which represents the Company’s estimate of expected lifetime credit losses over the contractual life of the loan portfolio. As of December 31, 2022, the ALLL balance relating to consumer loans is $312 million. The majority of the ALLL relates to the unsecured personal loans class of financing receivables within the consumer loan portfolio. The determination of the ALLL is based on the Company’s periodic evaluation of performance of the consumer loan portfolio considering a number of underlying factors, including key assumptions and quantitative and qualitative information. The estimate of expected future loan losses is determined using statistical models and management’s judgement.

Expected credit losses are statistically modeled using a discounted cash flow approach and known and estimated data based on current probability and timing of defaults, loss rate and recovery exposure at default, timing and amount of estimated prepayments, and relevant risk characteristics to estimate the shortfall in contractual cash flows for each loan pool over the remaining life of the loans.

Qualitative adjustments to the modeled estimate of expected credit losses are also considered to address certain identified elements that are not directly captured by the statistical model. The qualitative allowance is primarily based on a macroeconomic unemployment forecast provided by an external third-party economist, which also incorporates management’s judgement. In addition, the qualitative allowance includes adjustments in circumstances where the statistical model output is inconsistent with management’s expectations related to economic conditions and expected credit losses.

Given the size of the unsecured personal loan portfolio and the subjective nature of estimating the ALLL, including management’s expectations related to macro-economic conditions and expected losses, auditing the ALLL involved a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the models and assumptions used by management to estimate the allowance for loan losses relating to the unsecured personal loan portfolio, included the following, among others:

◦We tested the effectiveness of the controls over the (i) selection of the statistical model methodology, (ii) development, execution, and monitoring of the statistical models, (iii) determination of the qualitative adjustment, and (iv) overall calculation and disclosure of the ALLL.
◦We evaluated the reasonableness of aggregation of the current loan data and historical loan data established by the Company and its appropriateness in supporting the Company’s estimate.
◦We assessed the reasonableness of qualitative adjustments as considered by the Company based on loan portfolio, market conditions and significant assumptions including macro-economic adjustments, in context of applicable financial reporting framework.
◦We evaluated the appropriateness of the Company’s accounting policies and methodologies involved in the application of the applicable accounting standards.
◦We involved our credit specialists to assist us in evaluating the selection of the statistical model methodology utilized by the Company in estimation for loan losses, including key assumptions, the execution of the statistical models, and the reasonableness of judgments related to the qualitative adjustments.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 9, 2023

We have served as the Company’s auditor since 2013.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31,	2022	2021
Assets
Cash and due from banks	$23,125	$35,670
Interest-bearing deposits in banks	1,033,905	651,456
Total cash and cash equivalents	1,057,030	687,126
Restricted cash (1)	67,454	76,460
Securities available for sale at fair value ($399,668 and $256,170 at amortized cost, respectively)	345,702	263,530
Loans held for sale (includes $110,400 and $142,370 at fair value, respectively) (1)	110,400	391,248
Loans and leases held for investment	5,033,154	2,899,126
Allowance for loan and lease losses	(327,852)	(144,389)
Loans and leases held for investment, net	4,705,302	2,754,737
Loans held for investment at fair value (1)(2)	925,938	21,240
Retail and certificate loans held for investment at fair value (1)	55,425	229,719
Property, equipment and software, net	136,473	97,996
Goodwill	75,717	75,717
Other assets (1)	500,306	302,546
Total assets	$7,979,747	$4,900,319
Liabilities and Equity
Deposits:
Interest-bearing	$6,158,560	$2,919,203
Noninterest-bearing	233,993	216,585
Total deposits	6,392,553	3,135,788
Short-term borrowings	2,619	27,780
Advances from Paycheck Protection Program Liquidity Facility (PPPLF)	64,154	271,933
Retail notes, certificates and secured borrowings at fair value (1)	55,425	229,719
Payable on Structured Program borrowings (1)	8,085	65,451
Other long-term debt	—	15,455
Other liabilities (1)	292,617	303,951
Total liabilities	6,815,453	4,050,077
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 106,546,995 and 101,043,924 shares issued and outstanding, respectively	1,065	1,010
Additional paid-in capital	1,628,590	1,559,616
Accumulated deficit	(427,745)	(717,430)
Accumulated other comprehensive income (loss)	(37,616)	7,046
Total equity	1,164,294	850,242
Total liabilities and equity	$7,979,747	$4,900,319
(1)     Includes amounts in consolidated variable interest entities (VIEs). See “Notes to Consolidated Financial Statements – Note 7. Securitizations and Variable Interest Entities.”
(2)     Consists primarily of a loan portfolio that was acquired at the end of 2022. See “Note 8. Fair Value of Assets and Liabilities.”

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Income (Loss)
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2022	2021	2020
Non-interest income:
Marketplace revenue	$683,626	$578,580	$245,314
Other non-interest income	28,765	27,219	13,442
Total non-interest income	712,391	605,799	258,756

Interest income:
Interest on loans held for sale	26,183	29,540	72,876
Interest and fees on loans and leases held for investment	465,450	188,977	—
Interest on loans held for investment at fair value	12,877	4,436	7,688
Interest on retail and certificate loans held for investment at fair value	18,135	57,684	115,952
Interest on securities available for sale	16,116	11,025	12,125
Other interest income	18,579	1,170	1,053
Total interest income	557,340	292,832	209,694

Interest expense:
Interest on deposits	60,451	7,228	—
Interest on short-term borrowings	1,002	3,677	17,837
Interest on retail notes, certificates and secured borrowings	18,135	57,684	115,952
Interest on Structured Program borrowings	1,508	9,638	16,204
Interest on other long-term debt	1,419	1,774	373
Total interest expense	82,515	80,001	150,366

Net interest income	474,825	212,831	59,328

Total net revenue	1,187,216	818,630	318,084

Provision for credit losses	267,326	138,800	3,382

Non-interest expense:
Compensation and benefits	339,397	288,390	252,517
Marketing	197,747	156,142	51,518
Equipment and software	49,198	39,490	26,842
Occupancy	21,977	24,249	27,870
Depreciation and amortization	43,831	44,285	54,030
Professional services	50,516	47,572	41,780
Other non-interest expense	64,187	61,258	47,762
Total non-interest expense	766,853	661,386	502,319

Income (Loss) before income tax benefit	153,037	18,444	(187,617)
Income tax benefit	136,648	136	79
Net income (loss)	$289,685	$18,580	$(187,538)

LENDINGCLUB CORPORATION
Consolidated Statements of Income (Loss) (Continued)
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2022	2021	2020
Net income (loss) per share: (1)
Net income (loss)	$289,685	$18,580	$(187,538)
Basic EPS – common stockholders	$2.80	$0.19	$(2.07)
Diluted EPS – common stockholders	$2.79	$0.18	$(2.07)
Weighted-average common shares – Basic	103,547,305	97,486,754	77,934,302
Weighted-average common shares – Diluted	104,001,288	102,147,353	77,934,302

Basic EPS – preferred stockholders	$0.00	$0.19	$(2.07)
Diluted EPS – preferred stockholders	$0.00	$0.00	$(2.07)
Weighted-average common shares, as converted – Basic	—	653,118	12,505,393
Weighted-average common shares, as converted – Diluted	—	—	12,505,393
(1)    See “Notes to Consolidated Financial Statements – Note 4. Net Income (Loss) Per Share” for additional information.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

Year Ended December 31,	2022	2021	2020
Net income (loss)	$289,685	$18,580	$(187,538)
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on securities available for sale	(61,326)	5,562	2,044
Other comprehensive income (loss), before tax	(61,326)	5,562	2,044
Income tax effect	16,664	—	5
Other comprehensive income (loss), net of tax	(44,662)	5,562	2,049
Total comprehensive income (loss)	$245,023	$24,142	$(185,489)
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock(1)		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	88,757,406	$892	$1,467,882	461,391	$(19,550)	$(565)	$(548,472)	$900,187
Stock-based compensation	—	—	—	—	66,626	—	—	—	—	66,626
Net issuances under equity incentive plans, net of tax	—	—	3,692,185	36	(6,914)	5,658	(71)	—	—	(6,949)
Issuance of preferred stock in exchange for common stock(2)	43,000	—	(4,300,081)	(43)	(50,161)	—	—	—	—	(50,204)
Retirement of treasury stock	—	—	—	(4)	(19,617)	(467,049)	19,621	—	—	—
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	2,049	—	2,049
Net loss	—	—	—	—	—	—	—	—	(187,538)	(187,538)
Balance at December 31, 2020	43,000	$—	88,149,510	$881	$1,457,816	—	$—	$1,484	$(736,010)	$724,171
Stock-based compensation	—	—	—	—	69,762	—	—	—	—	69,762
Net issuances under equity incentive plans, net of tax	—	—	4,833,300	48	(9,343)	4,251	(92)	—	—	(9,387)
Net issuances of stock related to acquisition (3)	—	—	3,761,114	38	41,424	—	—	—	—	41,462
Exchange of preferred stock for common stock	(43,000)	—	4,300,000	43	(43)	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	(4,251)	92	—	—	92
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	5,562	—	5,562
Net income	—	—	—	—	—	—	—	—	18,580	18,580
Balance at December 31, 2021	—	$—	101,043,924	$1,010	$1,559,616	—	$—	$7,046	$(717,430)	$850,242
Stock-based compensation	—	—	—	—	73,717	—	—	—	—	73,717
Net issuances under equity incentive plans, net of tax	—	—	5,503,071	55	(4,645)	7,751	(98)	—	—	(4,688)
Retirement of treasury stock	—	—	—	—	(98)	(7,751)	98	—	—	—
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(44,662)	—	(44,662)
Net income	—	—	—	—	—	—	—	—	289,685	289,685
Balance at December 31, 2022	—	$—	106,546,995	$1,065	$1,628,590	—	$—	$(37,616)	$(427,745)	$1,164,294
(1)    Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(2)    Includes a payment of $50.2 million that was originally recorded as a deemed dividend within Accumulated Deficit, related to the beneficial conversion feature of the Series A Preferred Stock issued during the first quarter of 2020. Upon the full retrospective adoption of Accounting Standards Update (ASU) 2020-06 during the first quarter of 2022, the deemed dividend was reclassified from Accumulated Deficit to Additional Paid-in Capital. See “Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 4. Net Income (Loss) Per Share.”
(3)    Stock issued as part of the consideration paid related to the Acquisition. See “Notes to Consolidated Financial Statements – Note 2. Business Acquisition.”

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

Year Ended December 31,	2022	2021	2020
Cash Flows from Operating Activities:
Consolidated net income (loss)	$289,685	$18,580	$(187,538)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Net fair value adjustments	(8,503)	(3,986)	105,002
Provision for credit losses	267,326	138,800	3,382
Change in fair value of loan servicing assets	73,229	54,108	58,730
Accretion of loan deferred fees and costs(1)	(86,138)	(41,319)	—
Stock-based compensation, net	66,362	66,759	61,533
Depreciation and amortization(1)	43,831	44,285	54,030
Gain on sales of loans	(95,335)	(70,116)	(30,812)
Income tax benefit from release of tax valuation allowance	(143,495)	—	—
Other, net(1)	(1,828)	11,263	15,002
Net change to loans held for sale	8,032	4,856	435,245
Net change in operating assets and liabilities:
Other assets	(16,762)	(9,733)	34,483
Other liabilities	(20,836)	26,372	(131,026)
Net cash provided by operating activities	375,568	239,869	418,031
Cash Flows from Investing Activities:
Acquisition of company	—	(145,344)	—
Cash received from acquisition	—	668,236	—
Net change in loans and leases	(2,771,293)	(1,517,132)	7,151
Net decrease in retail and certificate loans	171,853	437,870	411,428
Purchases of securities available for sale	(222,534)	(100,474)	(53,736)
Proceeds from sales of securities available for sale	—	106,192	6,217
Proceeds from maturities and paydowns of securities available for sale	86,078	143,402	225,458
Purchases of property, equipment and software, net	(69,481)	(34,413)	(31,147)
Other investing activities	(4,423)	(12,747)	400
Net cash (used for) provided by investing activities	(2,809,800)	(454,410)	565,771
Cash Flows from Financing Activities:
Net change in demand deposits and savings accounts	3,256,501	1,126,659	—
Proceeds from PPPLF	—	325,194	—
Repayment on PPPLF	(207,779)	(474,223)	—
Proceeds from issuance of retail notes and certificates	—	—	314,995
Principal payments on retail notes and certificates	(182,260)	(438,032)	(729,405)
Principal payments on Structured Program borrowings	(21,423)	(90,187)	(73,710)
Proceeds from issuance of notes and certificates from Structured Program transactions	—	—	186,190
Principal payments on short-term borrowings	(25,581)	(87,640)	(1,662,199)
Principal payments on long-term debt	(15,300)	(2,834)	(14,419)
Proceeds from short-term borrowings	—	—	1,195,261
Deemed dividend paid to preferred stockholder	—	—	(50,204)
Other financing activities	(9,028)	(9,295)	(8,948)
Net cash provided by (used for) financing activities	2,795,130	349,642	(842,439)

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

Year Ended December 31,	2022	2021	2020
Net Increase in Cash, Cash Equivalents and Restricted Cash	360,898	135,101	141,363
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	763,586	628,485	487,122
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,124,484	$763,586	$628,485

Supplemental Cash Flow Information:
Cash paid for interest	$79,732	$77,334	$143,840
Cash paid for operating leases included in the measurement of lease liabilities	$15,540	$20,546	$16,679
Cash paid for taxes	$14,462	$4,799	$3
Non-cash investing activity(2):
Loans and leases held for investment transferred to loans held for sale	$—	$402,960	$—
Net securities retained from Structured Program transactions	$—	$—	$43,458
Non-cash investing and financing activity:
Transfer of whole loans to redeem certificates	$—	$—	$17,414
Net issuances of stock related to acquisition	$—	$41,462	$—
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$36,072	$—	$—
Exchange of common stock for preferred stock	$—	$—	$207,244
(1)    Prior period amounts have been reclassified to conform to the current period presentation.
(2)     See “Notes to Consolidated Financial Statements – Note 8. Fair Value of Assets and Liabilities” for other non-cash investing activity.

The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$1,057,030	$687,126
Restricted cash	67,454	76,460
Total cash, cash equivalents and restricted cash	$1,124,484	$763,586

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

All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, contain all adjustments, including normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. These accounting principles require management to make certain estimates and assumptions that affect the amounts in the accompanying financial statements. These estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.

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

Management evaluates whether debt AFS securities with unrealized losses are impaired on a quarterly basis. For any security that has declined in fair value below its amortized cost basis, the Company recognizes an impairment loss in current period earnings if management has the intent to sell the security or if it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. The assessment of impairment also considers whether the decline in fair value below the security’s amortized cost basis is attributable to credit-related factors. If credit-related factors exist, credit-related impairment has occurred regardless of the Company’s intent to hold the security until it recovers. The credit-related portion of impairment is recognized as provision for credit loss expense in earnings with a corresponding valuation allowance for AFS securities on the Balance Sheet, to the extent the allowance does not reduce the value of the security below its fair value.

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

Equity securities that do not have readily determinable fair values are generally recorded at cost adjusted for impairment, if any. These securities include FRB stock and Federal Home Loan Bank (FHLB) stock and are reported as “Nonmarketable equity investments” in “Other assets” on the Balance Sheet.

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

HFI loans at amortized cost

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

HFI loans at fair value

HFI loans are measured at fair value if the Company elects the fair value option. The Company may elect the fair value option for certain HFI loans, which could include loans purchased by the Company. Interest income is recorded under the effective interest method which considers any purchase premium or discounts. In addition, purchase related discounts absorb credit losses. Retail and certificate loans and the related notes and certificates are measured at fair value. Due to the payment dependent feature of the notes and certificates, changes in the fair value of the notes and certificates are offset by changes in the fair values of related loans, resulting in no net effect on the Company’s earnings.

HFS loans at fair value

Loans initially classified as HFS are reported at their fair value with the Company’s election of the fair value option. Origination fees and costs for HFS loans are recognized in earnings at the time of loan origination and are not deferred. Origination fees are recognized in earnings within “Marketplace revenue” on the Consolidated Statements of Income (Income Statement). Changes in the fair value are recorded in “Net fair value adjustments” included in “Marketplace revenue” on the Income Statement.

Accrued Interest Income and Non-Accrual Policy

Interest income is accrued as earned. The accrual of interest income is discontinued, and the loan or lease is placed on nonaccrual status at 90 days past due or when reasonable doubt exists as to timely collection. Past due status is

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
based on the contractual terms of the loan or lease. When a loan or lease is placed on nonaccrual status, all income previously accrued but not collected is reversed against the current period’s interest income. The Company has a nonaccrual policy which results in the timely reversal of past-due accrued interest, and it does not record an allowance for credit losses (ACL) on accrued interest receivable. However, we record an ACL on accrued interest receivable for past due unsecured personal loans that are less than 90 days past due. Interest collections on nonaccrual loans and leases for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Nonaccrual loans and leases are returned to accrual status when there no longer exists concern over collectability, the borrower has demonstrated, over time, both the intent and ability to repay and the loan or lease has been brought current and future payments are reasonably assured. For loans held for investment measured at fair value, we record interest income over the term of the underlying loans using the effective interest method which considers any purchase discount or premiums.

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

The Company evaluates its estimate of expected credit losses each reporting period and records any additions or reductions to the allowance on the Income Statement as “Provision for credit losses.” Amounts determined to be uncollectible are charged-off to the allowance. Estimates of expected credit losses include expected recoveries of amounts previously charged-off and amounts expected to be charged-off. If amounts previously charged off are subsequently expected to be collected, the Company may recognize a negative allowance, which is limited to the amount that was previously charged off.

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

The Company obtains historical and forecast macroeconomic information to inform its view of the long-term condition of the economy. Forward-looking macroeconomic factors considered in the Company’s consumer model include, unemployment rate, unemployment insurance claims, gross domestic product (GDP), housing prices, and retail sales. Forward-looking macroeconomic factors are incorporated into the Company’s commercial model for a two-year reasonable and supportable economic forecast period followed by a one-year reversion period during which expected credit losses are expected to revert back on a straight-line basis to historical losses unadjusted for economic conditions. The reasonable and supportable economic forecast period and reversion methodology are accounting estimates which may change in future periods as a result of changes to the current macroeconomic environment.

The quantitative, or modeled, portion of ACL is estimated using a DCF approach. The Company’s statistical models produce expected cash flows, which are then discounted at the effective interest rate to derive net present value. The effective interest rate is calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and costs, to provide a constant rate of return over the contractual loan term. This net present value is then compared to the amortized cost basis to derive the initial expected credit losses. Under the DCF approach, the provision for credit losses includes credit loss expense in subsequent periods relating to the discounting effect due to the passage of time after the initial recognition of ACL on originated HFI loans at amortized cost.

The Company also considers the need for qualitative adjustments to the modeled estimate of expected credit losses. For this purpose, the Company established a qualitative factor framework to periodically assess qualitative adjustments to address certain identified elements that are not directly captured by the statistically modeled expected credit loss. The Company also obtains forecast macroeconomic information to inform its view of the long-term condition of the economy. These factors may include the impact of the non-modeled macroeconomic outlook, forecast unemployment rate and insurance claims, risk rating downgrades, changes in credit policies, problem loan trends, identification of new risks not incorporated into the modeling framework, credit concentrations, changes in underwriting and other external factors.

Zero Credit Loss Expectation Exception

The Company has a zero loss expectation when the loans and securities available for sale, or portions thereof, are issued or guaranteed by certain U.S. government entities or agencies, as those entities or agencies have a long history of no defaults and the highest credit ratings issued by rating agencies. Loans held for investment and securities available for sale, or portions thereof, which meet this criterion do not have an ACL.

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

Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. Fair value is based on an exit price notion that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Certain of the Company’s assets and liabilities are recorded at fair value and measured on either a recurring or nonrecurring basis. Assets and liabilities that are recorded at fair value on a recurring basis require a fair value measurement at each reporting period.

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

Beneficial Conversion Feature

The Company accounted for the beneficial conversion feature (BCF) on its Series A Preferred Stock in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company accreted the BCF discount from the date of issuance to the earliest conversion date, which was March 20, 2020. All of the BCF discount was accreted

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
and initially recognized as a deemed dividend in “Accumulated deficit” on the Balance Sheet. On January 1, 2022, the Company adopted ASU 2020-06 under the full retrospective approach. As a result of the adoption, the deemed dividend was reclassified from “Accumulated Deficit” to “Additional Paid-in Capital.” See “Adoption of New Accounting Standards” of this Note for additional information.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Adoption of New Accounting Standards

The Company did not adopt any new accounting standards during the year ended December 31, 2022, except as noted below.

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

Year Ended December 31, 2020	Additional Paid-in Capital	Accumulated Deficit
Issuance of preferred stock in exchange for common stock, as originally reported	$43	$(50,204)
Adoption of ASU 2020-06	(50,204)	50,204
Issuance of preferred stock in exchange for common stock, as adjusted	$(50,161)	$—

In addition, since the beneficial conversion feature is no longer recorded as a deemed dividend, the allocation of net income (loss) attributable to stockholders and the related Basic and Diluted net income (loss) per share (EPS) has been adjusted, as shown in the following table:

Year Ended December 31, 2020	Common Stock	Preferred Stock
Net income (loss) attributable to stockholders, as originally reported	$(204,868)	$17,330
Adoption of ASU 2020-06	43,262	(43,262)
Net loss attributable to stockholders, as adjusted	$(161,606)	$(25,932)

Basic and Diluted EPS, as originally reported	$(2.63)	$1.39
Adoption of ASU 2020-06	0.56	(3.46)
Basic and Diluted EPS, as adjusted	$(2.07)	$(2.07)

The adoption of this ASU did not impact the Company’s financial position and cash flows for the year ended December 31, 2020, nor did it change net loss reported in the period.

New Accounting Standards Not Yet Adopted

The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which, if certain criteria are met, provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform. These transactions include, but are not limited to, contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The provisions of this topic are elective and may be applied prospectively as of the beginning of the reporting period when the election is made through December 31, 2024. The Company has plans to adopt this standard and concluded it does not have a material impact to the financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(TDRs) for creditors that have adopted the Current Expected Credit Losses (CECL) model and amends the guidance on “vintage disclosures” to require disclosure of current period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under Accounting Standards Codification 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The provisions of this standard are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt this standard prospectively on January 1, 2023 and does not expect it to have a material impact to the financial statements.

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

The Acquisition was accounted for as a purchase business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values determined as of the Acquisition date. Determining fair value of identifiable assets, particularly intangibles, loans (including PCD loans), and liabilities acquired and assumed based on DCF analysis or other valuation techniques required management to make estimates that are highly subjective in nature based on available information.

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

Servicing Fees: The Company receives servicing fees to compensate it for servicing loans on behalf of investors, including managing payments and collections from borrowers and payments to those investors. The amount of servicing fee revenue earned is predominantly affected by the servicing rates paid by investors and the outstanding principal balance of loans serviced for investors. Servicing fee revenue related to loans sold also includes the associated change in the fair value of servicing assets.

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

The following table presents components of marketplace revenue for the periods presented:

Year Ended December 31,	2022	2021	2020
Origination fees	$499,179	$416,839	$207,640
Servicing fees	80,609	87,639	111,864
Gain on sales of loans	95,335	70,116	30,812
Net fair value adjustments	8,503	3,986	(105,002)
Total marketplace revenue	$683,626	$578,580	$245,314

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
4. Net Income (Loss) Per Share

The following table details the computation of the Company’s Basic and Diluted EPS of common stock and Series A Preferred Stock:

Year Ended December 31,	2022	2021		2020(1)
	Common Stock	Common Stock	Preferred Stock(2)	Common Stock	Preferred Stock(2)
Basic EPS:
Net income (loss) attributable to stockholders	$289,685	$18,456	$124	$(161,606)	$(25,932)
Weighted-average common shares – Basic	103,547,305	97,486,754	653,118	77,934,302	12,505,393
Basic EPS	$2.80	$0.19	$0.19	$(2.07)	$(2.07)

Diluted EPS:
Net income (loss) attributable to stockholders	$289,685	$18,580	$—	$(161,606)	$(25,932)
Weighted-average common shares – Diluted	104,001,288	102,147,353	—	77,934,302	12,505,393
Diluted EPS	$2.79	$0.18	$0.00	$(2.07)	$(2.07)
(1)    Reflects the full retrospective adoption of Accounting Standards Update (ASU) 2020-06. See “Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Presented on an as-converted basis.

In February 2020, the Company entered into an exchange agreement with its largest stockholder, Shanda Asset Management Holdings Limited and its affiliates (Shanda), pursuant to which, on March 20, 2020, Shanda exchanged all of 19,562,881 shares of LendingClub common stock, par value of $0.01 per share, held by it for (i) 195,628 newly issued shares of mandatorily convertible, non-voting, Series A Preferred Stock, par value of $0.01 per share, and (ii) a one-time cash payment of $50.2 million. The Series A Preferred Stock is considered a separate class of common shares for purposes of calculating EPS because it participates in earnings similar to common stock and does not receive any significant preferences over the common stock. As a result of the preferred stock outstanding during 2020 and the first quarter of 2021, Basic and Diluted EPS were computed using the two-class method, which is a net income (loss) allocation that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed income (loss). Shanda sold the remainder of its preferred stock during the first quarter of 2021 and, therefore, there were no shares of preferred stock outstanding as of March 31, 2021.

There were no weighted-average common shares that were excluded from the Company’s Diluted EPS computation for the years ended December 31, 2022 and 2021. The following table summarizes the weighted-average common shares that were excluded from the Company’s Diluted EPS computation because their effect would have been anti-dilutive for the year ended December 31, 2020:

Preferred stock	12,505,393
Restricted stock units (RSUs) and Performance-based RSUs (PBRSUs)	299,747
Stock options	221,949
Total	13,027,089

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
5. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of AFS securities were as follows:

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$255,675	$—	$(41,248)	$214,427
U.S. agency securities	90,447	—	(16,053)	74,394
Commercial mortgage-backed securities	26,988	—	(4,470)	22,518
Other asset-backed securities	14,959	29	(785)	14,203
Asset-backed senior securities	5,248	—	—	5,248
Asset-backed subordinated securities	2,020	5,587	—	7,607
CLUB Certificate asset-backed securities	1,054	3,808	—	4,862
Municipal securities	3,277	—	(834)	2,443
Total securities available for sale (1)	$399,668	$9,424	$(63,390)	$345,702

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$125,985	$—	$(2,286)	$123,699
Asset-backed senior securities	28,057	72	—	28,129
U.S. agency securities	26,902	1	(731)	26,172
Other asset-backed securities	26,112	151	(130)	26,133
Commercial mortgage-backed securities	26,649	1	(552)	26,098
CLUB Certificate asset-backed securities	15,049	3,236	—	18,285
Asset-backed subordinated securities	4,119	7,643	—	11,762
Municipal securities	3,297	—	(45)	3,252
Total securities available for sale (1)	$256,170	$11,104	$(3,744)	$263,530
(1)    As of December 31, 2022 and 2021, includes $319.0 million and $236.8 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
A summary of AFS securities with unrealized losses for which a credit valuation allowance has not been recorded aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$111,843	$(15,831)	$102,584	$(25,417)	$214,427	$(41,248)
U.S. agency securities	50,352	(7,213)	24,042	(8,840)	74,394	(16,053)
Commercial mortgage-backed securities	2,441	(229)	20,077	(4,241)	22,518	(4,470)
Other asset-backed securities	4,086	(73)	6,945	(712)	11,031	(785)
Municipal securities	—	—	2,443	(834)	2,443	(834)
Total securities with unrealized losses	$168,722	$(23,346)	$156,091	$(40,044)	$324,813	$(63,390)

	Less than 12 months		12 months or longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$123,668	$(2,286)	$—	$—	$123,668	$(2,286)
U.S. agency securities	24,175	(731)	—	—	24,175	(731)
Other asset-backed securities	13,224	(130)	—	—	13,224	(130)
Commercial mortgage-backed securities	25,927	(552)	—	—	25,927	(552)
Municipal securities	3,252	(45)	—	—	3,252	(45)
Total securities with unrealized losses	$190,246	$(3,744)	$—	$—	$190,246	$(3,744)

At December 31, 2022, the majority of the Company’s AFS investment portfolio was comprised of U.S. agency-backed securities. Management considers these securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies. The remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at December 31, 2022, were rated investment grade. Substantially all of these unrealized losses in the AFS investment portfolio were caused by interest rate increases. The Company does not intend to sell the investment portfolio, and it is not more likely than not that it will be required to sell any investment before recovery of its amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Note 1. Summary of Significant Accounting Policies.”

There was no activity in the allowance for AFS securities during 2022. The following tables present the activity in the credit valuation allowance for AFS securities, by major security type, during 2021 and 2020:

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

There were no AFS securities purchased with credit deterioration during the years ended December 31, 2022 or 2021. AFS securities purchased with credit deterioration during the year ended December 31, 2020, were as follows:

Year Ended December 31, 2020
Purchase price of PCD securities at acquisition	$27,034
Credit valuation allowance on PCD securities at acquisition	15,354
Par value of acquired PCD securities at acquisition	$42,388

The contractual maturities of AFS securities were as follows:

December 31, 2022	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due after 1 year through 5 years:
U.S. agency securities	$9,000	$8,642
Commercial mortgage-backed securities	1,035	917
Total due after 1 year through 5 years	10,035	9,559	3.33%
Due after 5 years through 10 years:
U.S. agency residential mortgage-backed securities	$6,232	$5,818
Other asset-backed securities	566	571
Commercial mortgage-backed securities	2,853	2,374
U.S. agency securities	12,847	11,235
Municipal securities	624	535
Total due after 5 years through 10 years	23,122	20,533	2.69%
Due after 10 years:
U.S. agency residential mortgage-backed securities	249,443	208,609
Other asset-backed securities	14,393	13,632
Commercial mortgage-backed securities	23,100	19,227
U.S. agency securities	68,600	54,517
Municipal securities	2,653	1,908
Total due after 10 years	358,189	297,893	2.47%
Asset-backed securities related to Structured Program transactions	8,322	17,717	83.81%
Total securities available for sale	$399,668	$345,702	5.47%
(1)    The weighted-average yield is computed using the amortized cost at December 31, 2022.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
There were no sales of AFS securities during 2022. Proceeds and gross realized gains and losses from AFS securities during 2021 and 2020 were as follows:

Year Ended December 31,	2021	2020
Proceeds	$106,192	$6,217
Gross realized gains	$708	$14
Gross realized losses	$(952)	$(3)

6. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases HFI at amortized cost, whereas certain HFI and all HFS loans are recorded at fair value with the Company’s election of the fair value option. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $27.9 million and $15.6 million as of December 31, 2022 and 2021, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	December 31, 2022	December 31, 2021
Unsecured personal	$3,866,373	$1,804,578
Residential mortgages	199,601	151,362
Secured consumer	194,634	65,976
Total consumer loans held for investment	4,260,608	2,021,916
Equipment finance (1)	160,319	149,155
Commercial real estate	373,501	310,399
Commercial and industrial (2)	238,726	417,656
Total commercial loans and leases held for investment	772,546	877,210
Total loans and leases held for investment	5,033,154	2,899,126
Allowance for loan and lease losses	(327,852)	(144,389)
Loans and leases held for investment, net (3)	$4,705,302	$2,754,737
(1)    Comprised of sales-type leases for equipment. See “Note 18. Leases” for additional information.
(2)    Includes $67.0 million and $268.3 million of pledged loans under the Paycheck Protection Program (PPP), as of December 31, 2022 and 2021, respectively.
(3)    As of December 31, 2022 and 2021, the Company had $283.6 million and $149.2 million in loans pledged as collateral under the FRB Discount Window, respectively. In addition, as of December 31, 2022, the Company had $156.2 million in loans pledged to the FHLB of Des Moines. There were no loans pledged to FHLB of Des Moines as of December 31, 2021.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2022	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$4,260,608	$312,489	$3,948,119	7.3%
Total commercial loans and leases held for investment (2)	772,546	15,363	757,183	2.0%
Total loans and leases held for investment (2)	$5,033,154	$327,852	$4,705,302	6.5%

December 31, 2021	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$2,021,916	$128,812	$1,893,104	6.4%
Total commercial loans and leases held for investment (2)	877,210	15,577	861,633	1.8%
Total loans and leases held for investment (2)	2,899,126	$144,389	$2,754,737	5.0%
(1)    Calculated as the ratio of ALLL to loans and leases HFI at amortized cost.
(2)    As of December 31, 2022, excluding the $67.0 million of PPP loans, the ALLL represented 2.2% of commercial loans and leases HFI and 6.6% of total loans and leases HFI at amortized cost. As of December 31, 2021, excluding the $268.3 million of PPP loans, the ALLL represented 2.6% of commercial loans and leases HFI and 5.5% of total loans and leases HFI at amortized cost. PPP loans are guaranteed by the Small Business Administration (SBA) and, therefore, the Company determined no ACL is required on these loans.

The activity in the ACL by portfolio segment was as follows:

Year Ended December 31,	2022			2021
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$128,812	$15,577	$144,389	$—	$—	$—
Credit loss expense for loans and leases held for investment (1)	265,359	1,320	266,679	136,789	4,162	140,951
Initial allowance for PCD loans acquired during the period (2)	—	—	—	603	11,837	12,440
Charge-offs (3)	(85,247)	(2,226)	(87,473)	(8,789)	(1,663)	(10,452)
Recoveries	3,565	692	4,257	209	1,241	1,450
Allowance for loan and lease losses, end of period	$312,489	$15,363	$327,852	$128,812	$15,577	$144,389

Reserve for unfunded lending commitments, beginning of period	$—	$1,231	$1,231	$—	$—	$—
Credit loss expense for unfunded lending commitments	18	629	647	—	1,231	1,231
Reserve for unfunded lending commitments, end of period (4)	$18	$1,860	$1,878	$—	$1,231	$1,231
(1)    Includes $6.9 million of credit loss expense for Radius loans at Acquisition for the year ended December 31, 2021.
(2)    For acquired PCD loans, an ACL of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date during the year ended December 31, 2021. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, an ACL of $18.0 million included as part of the grossed-up loan balance at Acquisition was immediately written-off during the year ended December 31, 2021. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million.
(3)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(4)    Relates to $138.0 million and $110.8 million of unfunded commitments as of December 31, 2022 and 2021, respectively.

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

December 31, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Unsecured personal
Current	$2,835,460	$977,224	$—	$—	$—	$—	$3,812,684
30-59 days past due	11,149	9,867	—	—	—	—	21,016
60-89 days past due	7,785	8,633	—	—	—	—	16,418
90 or more days past due	6,813	9,442	—	—	—	—	16,255
Total unsecured personal	2,861,207	1,005,166	—	—	—	—	3,866,373
Residential mortgages
Current	49,721	58,353	31,465	21,683	4,546	33,248	199,016
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	254	254
90 or more days past due	—	—	—	—	—	331	331
Total residential mortgages	49,721	58,353	31,465	21,683	4,546	33,833	199,601
Secured consumer
Current	151,725	38,076	—	2,543	—	—	192,344
30-59 days past due	1,017	703	—	—	—	—	1,720
60-89 days past due	235	147	—	—	—	—	382
90 or more days past due	116	72	—	—	—	—	188
Total secured consumer	153,093	38,998	—	2,543	—	—	194,634
Total consumer loans held for investment	$3,064,021	$1,102,517	$31,465	$24,226	$4,546	$33,833	$4,260,608

December 31, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Unsecured personal
Current	$1,796,678	$—	$—	$—	$—	$—	$—	$1,796,678
30-59 days past due	3,624	—	—	—	—	—	—	3,624
60-89 days past due	2,600	—	—	—	—	—	—	2,600
90 or more days past due	1,676	—	—	—	—	—	—	1,676
Total unsecured personal	1,804,578	—	—	—	—	—	—	1,804,578
Residential mortgages
Current	36,732	37,620	26,798	7,277	2,682	37,685	1,265	150,059
30-59 days past due	—	—	—	—	—	142	—	142
60-89 days past due	—	—	—	—	92	—	—	92
90 or more days past due	—	—	—	—	251	818	—	1,069
Total residential mortgages	36,732	37,620	26,798	7,277	3,025	38,645	1,265	151,362
Secured consumer
Current	62,731	—	—	—	—	—	10	62,741
30-59 days past due	171	—	—	—	—	—	—	171
60-89 days past due	53	—	—	—	—	—	—	53
90 or more days past due	—	—	—	2,629	382	—	—	3,011
Total secured consumer	62,955	—	—	2,629	382	—	10	65,976
Total consumer loans held for investment	$1,904,265	$37,620	$26,798	$9,906	$3,407	$38,645	$1,275	$2,021,916

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

December 31, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Equipment finance
Pass	$59,227	$38,218	$25,014	$15,785	$11,880	$3,444	$153,568
Special mention	—	2,094	—	3,759	—	—	5,853
Substandard	—	—	859	—	39	—	898
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total equipment finance	59,227	40,312	25,873	19,544	11,919	3,444	160,319
Commercial real estate
Pass	100,602	53,445	47,497	52,834	35,992	60,976	351,346
Special mention	—	—	8,415	260	1,237	405	10,317
Substandard	—	—	—	643	2,404	8,215	11,262
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	576	576
Total commercial real estate	100,602	53,445	55,912	53,737	39,633	70,172	373,501
Commercial and industrial
Pass	61,076	99,264	24,726	13,866	5,174	10,831	214,937
Special mention	—	—	—	483	163	455	1,101
Substandard	—	9,361	4,529	3,623	797	2,820	21,130
Doubtful	—	—	—	—	—	286	286
Loss	—	—	—	—	1	1,271	1,272
Total commercial and industrial (1)	61,076	108,625	29,255	17,972	6,135	15,663	238,726
Total commercial loans and leases held for investment	$220,905	$202,382	$111,040	$91,253	$57,687	$89,279	$772,546
(1)    Includes $67.0 million of PPP loans.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2021	Term Loans and Leases by Origination Year
	2021	2020	2019	2018	2017	Prior	Within Revolving Period	Total
Equipment finance
Pass	$52,440	$35,398	$26,918	$15,457	$6,184	$8,814	$—	$145,211
Special mention	1,531	—	1,810	—	—	—	—	3,341
Substandard	—	—	—	603	—	—	—	603
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	53,971	35,398	28,728	16,060	6,184	8,814	—	149,155
Commercial real estate
Pass	55,613	55,202	54,460	39,981	22,366	57,235	—	284,857
Special mention	—	8,397	—	1,366	1,018	7,242	—	18,023
Substandard	—	—	277	2,496	—	4,179	—	6,952
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	567	—	567
Total commercial real estate	55,613	63,599	54,737	43,843	23,384	69,223	—	310,399
Commercial and industrial
Pass	241,368	108,574	24,106	7,874	14,756	8,058	599	405,335
Special mention	—	—	2,207	463	1,467	40	—	4,177
Substandard	—	1,122	862	1,858	1,525	1,571	87	7,025
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	52	4	1,063	—	1,119
Total commercial and industrial (1)	241,368	109,696	27,175	10,247	17,752	10,732	686	417,656
Total commercial loans and leases held for investment	$350,952	$208,693	$110,640	$70,150	$47,320	$88,769	$686	$877,210
(1)    Includes $268.3 million of PPP loans.

The following tables present an analysis of the past due loans and leases HFI at amortized cost within the commercial portfolio segment:

December 31, 2022	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due
Equipment finance	$3,172	$—	$859	$4,031
Commercial real estate	—	102	—	102
Commercial and industrial (1)	—	—	1,643	1,643
Total commercial loans and leases held for investment	$3,172	$102	$2,502	$5,776

December 31, 2021	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due
Equipment finance	$—	$—	$—	$—
Commercial real estate	104	—	609	713
Commercial and industrial (1)	—	—	1,410	1,410
Total commercial loans and leases held for investment	$104	$—	$2,019	$2,123
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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table presents nonaccrual loans and leases:

Year Ended December 31,	2022		2021
	Nonaccrual(1)	Nonaccrual with no related ACL(2)	Nonaccrual(1)	Nonaccrual with no related ACL(2)
Unsecured personal	$16,255	$—	$1,676	$—
Residential mortgages	331	331	1,373	1,373
Secured consumer	188	—	3,011	3,011
Total nonaccrual consumer loans held for investment	16,774	331	6,060	4,384

Equipment finance	898	39	603	—
Commercial real estate	1,018	1,018	989	989
Commercial and industrial	16,137	1,229	2,333	1,061
Total nonaccrual commercial loans and leases held for investment	18,053	2,286	3,925	2,050

Total nonaccrual loans and leases held for investment	$34,827	$2,617	$9,985	$6,434
(1)     Excluding PPP loans, there were no loans and leases that were 90 days or more past due and accruing as of both December 31, 2022 and 2021.
(2)     Subset of total nonaccrual loans and leases.

Year Ended December 31,	2022		2021
	Nonaccrual	Nonaccrual Ratios(1)	Nonaccrual	Nonaccrual Ratios(1)
Total nonaccrual consumer loans held for investment	$16,774	0.4%	$6,060	0.3%
Total nonaccrual commercial loans and leases held for investment	18,053	2.3%	3,925	0.4%
Total nonaccrual loans and leases held for investment (2)	$34,827	0.7%	$9,985	0.3%
(1)     Calculated as the ratio of nonaccruing loans and leases to loans and leases HFI at amortized cost.
(2)     Nonaccruing loans and leases represented 0.7% and 0.4% of total loans and leases HFI at amortized cost, excluding PPP loans, as of December 31, 2022 and 2021, respectively.

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
There were no acquired PCD loans during 2022. Acquired PCD loans during 2021 were as follows:

Purchase price	$337,118
Allowance for credit losses (1)	30,378
Discount attributable to other factors	12,204
Par value	$379,700
(1)    For acquired PCD loans, an ACL of $30.4 million was required with a corresponding increase to the amortized cost basis as of the acquisition date during the year ended December 31, 2021. For PCD loans where all or a portion of the loan balance had been previously written-off, or would be subject to write-off under the Company’s charge-off policy, an ACL of $18.0 million included as part of the grossed-up loan balance at acquisition was immediately written-off during the year ended December 31, 2021. The net impact to the allowance for PCD assets on the acquisition date was $12.4 million.

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

December 31, 2022	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$8,048	$—	$8,048
Securities available for sale at fair value	—	17,717	17,717
Loans held for investment at fair value	3,994	—	3,994
Retail and certificate loans held for investment at fair value	1,946	—	1,946
Other assets	206	10,464	10,670
Total assets	$14,194	$28,181	$42,375
Liabilities
Retail notes, certificates and secured borrowings at fair value	$1,946	$—	$1,946
Payable on Structured Program borrowings	8,085	—	8,085
Other liabilities	29	—	29
Total liabilities	10,060	—	10,060
Total net assets	$4,134	$28,181	$32,315

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2021	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$13,462	$—	$13,462
Securities available for sale at fair value	—	58,177	58,177
Loans held for sale at fair value	41,734	—	41,734
Loans held for investment at fair value	20,929	—	20,929
Retail and certificate loans held for investment at fair value	10,281	—	10,281
Other assets	584	17,156	17,740
Total assets	$86,990	$75,333	$162,323
Liabilities
Retail notes, certificates and secured borrowings at fair value	$10,281	$—	$10,281
Payable on Structured Program borrowings	65,451	—	65,451
Other liabilities	467	—	467
Total liabilities	76,199	—	76,199
Total net assets	$10,791	$75,333	$86,124

The remaining principal balance of loans held by unconsolidated VIEs was $457.8 million and $1.4 billion as of December 31, 2022 and 2021, respectively. For unconsolidated VIEs, “Total net assets” indicates the Company’s maximum exposure to loss, however, the balance continues to decline due to the ongoing paydown of loan balances from prior Structured Program transactions. Maximum exposure represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

The following table summarizes activity related to the Unconsolidated Trusts and Certificate Program trusts, with the transfers accounted for as a sale on the Company’s financial statements:

Year Ended December 31,	2022	2021	2020
Principal derecognized from loans securitized or sold	$41,023	$—	$1,226,941
Net gains recognized from loans securitized or sold	$259	$—	$7,877
Fair value of asset-backed senior and subordinated securities, and CLUB Certificate asset-backed securities retained upon settlement	$2,180	$—	$48,543
Cash proceeds	$15,903	$32,722	$893,774
Proceeds from sale of securities by consolidated VIE	$5,320	$—	$—

The Company and other investors in the subordinated interests issued by unconsolidated trusts and Certificate Program trusts have rights to cash flows only after the investors holding the senior securities issued by the trusts have first received their contractual cash flows. The investors and the trusts have no direct recourse to the Company’s assets, and holders of the securities issued by the trusts can look only to the assets of the securitization trusts that issued their securities for payment. The beneficial interests held by the Company are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal loans.

Off-Balance Sheet Loans

Off-balance sheet loans pursuant to unconsolidated VIE’s primarily relate to Structured Program transactions for which the Company has some form of continuing involvement, including as servicer.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
As of December 31, 2022, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $433.5 million, of which $14.8 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2021, the aggregate unpaid principal balance of the off-balance sheet loans related to Structured Program transactions was $1.3 billion, of which $35.0 million was attributable to off-balance sheet loans that were 31 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

8. Fair Value of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, see “Note 1. Summary of Significant Accounting Policies.” The Company records certain assets and liabilities at fair value as listed in the following tables.

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$110,400	$110,400
Loans held for investment at fair value	—	—	925,938	925,938
Retail and certificate loans held for investment at fair value	—	—	55,425	55,425
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	214,427	—	214,427
U.S. agency securities	—	74,394	—	74,394
Commercial mortgage-backed securities	—	22,518	—	22,518
Other asset-backed securities	—	14,203	—	14,203
Asset-backed senior securities and subordinated securities	—	5,248	7,607	12,855
CLUB Certificate asset-backed securities	—	—	4,862	4,862
Municipal securities	—	2,443	—	2,443
Total securities available for sale	—	333,233	12,469	345,702
Servicing assets	—	—	84,308	84,308
Other assets	—	—	5,099	5,099
Total assets	$—	$333,233	$1,193,639	$1,526,872

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$55,425	$55,425
Payable on Structured Program borrowings	—	—	8,085	8,085
Other liabilities	—	—	8,583	8,583
Total liabilities	$—	$—	$72,093	$72,093

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$142,370	$142,370
Loans held for investment at fair value	—	—	21,240	21,240
Retail and certificate loans held for investment at fair value	—	—	229,719	229,719
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	123,699	—	123,699
Asset-backed senior securities and subordinated securities	—	28,129	11,762	39,891
U.S. agency securities	—	26,172	—	26,172
Other asset-backed securities	—	26,133	—	26,133
Commercial mortgage-backed securities	—	26,098	—	26,098
CLUB Certificate asset-backed securities	—	—	18,285	18,285
Municipal securities	—	3,252	—	3,252
Total securities available for sale	—	233,483	30,047	263,530
Servicing assets	—	—	67,726	67,726
Other assets	—	2,812	3,312	6,124
Total assets	$—	$236,295	$494,414	$730,709

Liabilities:
Retail notes, certificates and secured borrowings	$—	$—	$229,719	$229,719
Payable on Structured Program borrowings	—	—	65,451	65,451
Other liabilities	—	—	12,911	12,911
Total liabilities	$—	$—	$308,081	$308,081

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2022 and 2021.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Loans Held for Sale at Fair Value

As of both December 31, 2022 and 2021, the majority of loans HFS were sold shortly after origination and at committed prices. Therefore, the Company is generally not exposed to fair value fluctuations to the committed prices as a result of adverse changes in key assumptions.

Fair Value Reconciliation

The following table presents additional information about Level 3 loans HFS at fair value on a recurring basis:

Balance at December 31, 2020	$121,902
Originations and purchases	7,506,066
Sales	(7,381,509)
Principal payments	(103,028)
Fair value adjustments recorded in earnings	(1,061)
Balance at December 31, 2021	$142,370
Originations and purchases	9,045,701
Sales	(9,039,892)
Principal payments	(31,253)
Transfers(1)	(11,907)
Fair value adjustments recorded in earnings	5,381
Balance at December 31, 2022	$110,400
(1)    Represents non-cash activity.

Loans Held for Investment at Fair Value

Loans HFI at fair value consist primarily of a $1.05 billion outstanding principal loan portfolio that was acquired at the end of 2022. Due to the short remaining duration of the acquired loan portfolio, the Company has elected to account for the HFI loan portfolio under the fair value option. Prior year comparative disclosures related to significant unobservable inputs and fair value sensitivities for loans HFI are not presented below as the comparability between periods would not be meaningful given that the current period consists primarily of the aforementioned acquired loan portfolio.

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 loans HFI at fair value:

	December 31, 2022
	Minimum	Maximum	Weighted- Average
Discount rates	8.8%	17.1%	12.7%
Net cumulative expected loss rates (1)	2.1%	9.8%	5.7%
Cumulative expected prepayment rates (1)	26.2%	35.3%	30.8%
(1)     Expressed as a percentage of the acquired principal balance of the loan.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions are as follows:

December 31, 2022
Loans held for investment at fair value	$925,938
Expected weighted-average life (in years)	0.9
Discount rates:
100 basis point increase	$(7,471)
200 basis point increase	$(14,830)
Expected credit loss rates on underlying loans:
10% increase	$(5,574)
20% increase	$(11,307)
Expected prepayment rates:
10% increase	$(4,311)
20% increase	$(7,480)

Fair Value Reconciliation

The following table presents additional information about Level 3 loans HFI at fair value on a recurring basis:

Balance at December 31, 2020	$49,954
Purchases	104
Principal payments	(31,164)
Fair value adjustments recorded in earnings	2,346
Balance at December 31, 2021	$21,240
Purchases	954,086
Principal payments	(74,393)
Transfers(1)	22,294
Interest income and fair value adjustments recorded in earnings	2,711
Balance at December 31, 2022	$925,938
(1)    Represents non-cash activity.

Retail and Certificate Loans and Related Notes, Certificates and Secured Borrowings

The Company does not assume principal or interest rate risk on loans that were funded by its member payment-dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. At December 31, 2022 and 2021, the DCF methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. Therefore, the fair value adjustments for retail loans held for investment were largely offset by the corresponding fair value adjustments due to the payment-dependent design of the retail notes, certificates and secured borrowings.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets related to loans sold to investors:

	December 31, 2022			December 31, 2021
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted-Average
Discount rates	7.5%	16.4%	10.1%	7.5%	16.4%	10.0%
Net cumulative expected loss rates (1)	2.1%	36.7%	15.6%	2.4%	26.4%	10.2%
Cumulative expected prepayment rates (1)	15.8%	47.2%	35.9%	32.1%	45.9%	38.4%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
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

	December 31, 2022	December 31, 2021
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(10,505)	$(9,495)
Servicing rate decrease by 0.10%	$10,505	$9,495

The following table presents the fair value of servicing assets to adverse changes in key assumptions:

	December 31, 2022	December 31, 2021
Fair value of Servicing Assets	$84,308	$67,726
Discount rates:
100 basis point increase	$(726)	$(558)
200 basis point increase	$(1,451)	$(1,115)
Expected loss rates:
10% increase	$(1,037)	$(693)
20% increase	$(2,074)	$(1,386)
Expected prepayment rates:
10% increase	$(1,994)	$(2,401)
20% increase	$(3,989)	$(4,802)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis:

Fair value at December 31, 2020	$56,347
Issuances (1)	69,075
Change in fair value, included in Marketplace Revenue	(56,561)
Other net changes included in Deferred Revenue	(1,135)
Fair value at December 31, 2021	$67,726
Issuances (1)	93,352
Change in fair value, included in Marketplace Revenue	(73,229)
Other net changes included in Deferred Revenue	(3,541)
Fair value at December 31, 2022	$84,308
(1)    Represents the gains or losses on sales of the related loans.

Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

December 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,705,302	$—	$—	$4,941,825	$4,941,825
Other assets	36,646	—	35,300	1,397	36,697
Total assets	$4,741,948	$—	$35,300	$4,943,222	$4,978,522

Liabilities:
Deposits (1)	$860,808	$—	$—	$860,808	$860,808
Short-term borrowings	2,619	—	2,619	—	2,619
Advances from PPPLF	64,154	—	—	64,154	64,154
Other liabilities	62,247	—	30,311	31,936	62,247
Total liabilities	$989,828	$—	$32,930	$956,898	$989,828
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale	$248,878	$—	$—	$251,101	$251,101
Loans and leases held for investment, net	2,754,737	—	—	2,964,691	2,964,691
Other assets	18,274	—	15,630	2,644	18,274
Total assets	$3,021,889	$—	$15,630	$3,218,436	$3,234,066
Liabilities:
Deposits (1)	$68,405	$—	$—	$68,405	$68,405
Short-term borrowings	27,780	—	17,595	10,185	27,780
Advances from PPPLF	271,933	—	—	271,933	271,933
Other long-term debt	15,455	—	—	15,455	15,455
Other liabilities	51,655	—	22,187	29,468	51,655
Total liabilities	$435,228	$—	$39,782	$395,446	$435,228
(1)    Excludes deposit liabilities with no defined or contractual maturities.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2022	2021
Software (1)	$174,360	$121,102
Leasehold improvements	31,214	37,347
Computer equipment	27,410	29,598
Furniture and fixtures	6,088	8,346
Total property, equipment and software	239,072	196,393
Accumulated depreciation and amortization	(102,599)	(98,397)
Total property, equipment and software, net	$136,473	$97,996
(1)    Includes $43.7 million and $14.7 million of development in progress for internally-developed software and $3.0 million and $2.5 million of development in progress to customize purchased software as of December 31, 2022 and 2021, respectively.

Depreciation and amortization expense on property, equipment and software was $39.0 million, $38.2 million and $45.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company records the above expenses in “Depreciation and amortization” expense on the Income Statement.

10. Goodwill and Intangible Assets

Goodwill

The Company’s Goodwill balance was $75.7 million as of both December 31, 2022 and 2021. The Company did not record any goodwill impairment expense during the years ended December 31, 2022 and 2021. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Note 1. Summary of Significant Accounting Policies.”

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

December 31,	2022	2021
Gross carrying value	$54,500	$54,500
Accumulated amortization	(38,166)	(33,319)
Net carrying value	$16,334	$21,181

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the years ended December 31, 2022, 2021 and 2020 was $4.8 million, $5.2 million and $3.1 million, respectively. There was no impairment loss for the years ended December 31, 2022, 2021 and 2020.

The expected future amortization expense for intangible assets as of December 31, 2022, is as follows:

2023	$4,198
2024	3,549
2025	2,901
2026	2,252
2027	1,603
Thereafter	1,831
Total	$16,334

11. Other Assets

Other assets consist of the following:

December 31,	2022	2021
Deferred tax asset, net (1)	$173,687	$—
Servicing assets (2)	85,654	70,370
Operating lease assets	63,872	77,316
Nonmarketable equity investments	38,320	31,726
Intangible assets, net (3)	16,334	21,181
Other	122,439	101,953
Total other assets	$500,306	$302,546
(1)     See “Note 17. Income Taxes” for additional detail.
(2)     Loans underlying servicing assets had a total outstanding principal balance of $11.0 billion and $10.3 billion as of December 31, 2022 and 2021, respectively.
(3)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
12. Deposits

Deposits consist of the following:

December 31,	2022	2021
Interest-bearing deposits:
Savings and money market accounts	$3,616,657	$856,989
Checking accounts	1,681,095	1,993,809
Certificates of deposit	860,808	68,405
Total	$6,158,560	$2,919,203
Noninterest-bearing deposits	233,993	216,585
Total deposits	$6,392,553	$3,135,788

Total certificates of deposit at December 31, 2022 are scheduled to mature as follows:

2023	$759,374
2024	81,415
2025	9,886
2026	946
2027	9,187
Total certificates of deposit	$860,808

The following table presents the amount of certificates of deposit with denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand, segregated by time remaining until maturity, as of December 31, 2022:

	Three months or less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
Certificates of deposit	$3,075	$807	$6,798	$4,331	$15,011

13. Short-term Borrowings and Long-term Debt

Short-term Borrowings:

The following table summarizes the Company’s short-term borrowings, as of the dates indicated:

December 31,	2022	2021
Repurchase agreements:
Aggregate debt outstanding	$2,619	$27,780
Interest rates (1)	6.30%-7.23%	3.12%-6.72%
Pledged collateral	$2,812	$50,519
(1)     Fixed or based on a benchmark of the weighted-average interest rate of the securities sold plus a spread.

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. The aggregate debt outstanding under the Company’s repurchase agreements is amortized over time through regular principal and interest payments collected from the pledged securities. At December 31, 2022, the Company’s repurchase agreements have contractual repurchase dates ranging from January 2026 to March 2028. These contractual

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
repurchase dates correspond to the maturity dates of the underlying securities, which have a remaining weighted-average estimated life of less than one year.

Long-term Debt:

The following table summarizes the Company’s long-term debt, as of the dates indicated:

December 31,	2022	2021
Advances from PPPLF (1):
Aggregate debt outstanding	$64,154	$271,933
Interest rate (fixed)	0.35%	0.35%
Pledged collateral	$66,971	$268,297
Other long-term debt (2):
Aggregate debt outstanding	$—	$15,300
Interest rate	—	6.50%
Pledged collateral	$—	$—
Retail notes, certificates and secured borrowings (3):
Aggregate debt outstanding	$55,425	$229,719
Payable on Structured Program borrowings (4):
Aggregate debt outstanding	$8,085	$65,451
Pledged collateral	$9,708	$73,855
(1)     Collateralized by SBA PPP loans originated by the Company. The maturity date of the PPPLF borrowings matches the maturity date of the SBA PPP loans. When loans are forgiven by the SBA, the corresponding PPPLF advance is paid by the Company.
(2)     Consists of subordinated notes which were fully redeemed at par plus accrued unpaid interest in December 2022 by the Company.
(3)     The Company does not assume principal or interest rate risk on loans that were funded by Retail Notes because loan balances, interest rates and maturities were matched and offset by an equal balance of notes with the exact same interest rates and maturities. As of December 31, 2020, LendingClub ceased offering and selling Retail Notes. The total balance of outstanding Retail Notes will continue to decline as underlying borrower payments are made.
(4)     Consists of certificate participations and securities of certain consolidated VIEs held by third-party investors and secured by “Loans held for investment at fair value” and “Loans held for sale” totaling $4.0 million and $62.7 million and restricted cash of $5.7 million and $11.2 million as of December 31, 2022 and 2021, respectively.

14. Other Liabilities

Other liabilities consist of the following:

December 31,	2022	2021
Accounts payable and accrued expenses	$98,173	$100,972
Operating lease liabilities	77,291	91,588
Payable to investors (1)	30,311	22,187
Other	86,842	89,204
Total other liabilities	$292,617	$303,951
(1)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
15. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) were as follows:

Year Ended December 31,	2022
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized loss on securities available for sale	$(61,326)	$16,664	$(44,662)
Other comprehensive loss	$(61,326)	$16,664	$(44,662)

Year Ended December 31,	2021
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain on securities available for sale	$5,562	$—	$5,562
Other comprehensive income	$5,562	$—	$5,562

Year Ended December 31,	2020
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain on securities available for sale	$2,044	$5	$2,049
Other comprehensive income	$2,044	$5	$2,049

Accumulated other comprehensive income (loss) balances were as follows:

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$1,484
Change in net unrealized gain on securities available for sale	5,562
Balance at December 31, 2021	$7,046
Change in net unrealized loss on securities available for sale	(44,662)
Balance at December 31, 2022	$(37,616)

16. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including RSUs, PBRSUs, cash awards and stock options to employees, officers and directors.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance was as follows:

December 31,	2022	2021
Available for future RSU, PBRSU and stock option grants	17,473,925	15,172,055
Unvested RSUs, PBRSUs and stock options outstanding	11,676,962	13,029,414
Available for ESPP	6,302,187	5,161,860
Total reserved for future issuance	35,453,074	33,363,329

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Stock-based Compensation

Stock-based compensation expense was as follows for the periods presented:

Year Ended December 31,	2022	2021	2020
RSUs and PBRSUs	$66,316	$66,552	$60,745
Stock options	46	599	788
Total stock-based compensation expense	$66,362	$67,151	$61,533

The Company capitalized $8.0 million, $4.4 million and $5.1 million of stock-based compensation expense associated with developing software for internal use during the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	9,703,751	$12.44
Granted	5,532,101	$14.03
Vested	(4,997,560)	$12.85
Forfeited/expired	(1,565,666)	$13.78
Unvested at December 31, 2022	8,672,626	$12.94

During the year ended December 31, 2022, the Company granted 5,532,101 RSUs with an aggregate fair value of $77.6 million.

As of December 31, 2022, there was $99.1 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 1.8 years.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes the activities for the Company’s PBRSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	1,771,869	$9.72
Granted	743,074	$8.83
Vested	(760,045)	$5.48
Unvested at December 31, 2022	1,754,898	$11.19

During the year ended December 31, 2022, the Company granted 743,074 PBRSUs with an aggregate fair value of $6.6 million.

As of December 31, 2022, there was $7.8 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.1 years.

Stock Options

The following table summarizes the activities for the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2021	1,553,807	$32.12
Exercised	(244,821)	$3.52
Forfeited/Expired	(59,535)	$44.99
Outstanding at December 31, 2022	1,249,451	$37.11	1.8	$142
Exercisable at December 31, 2022	1,249,451	$37.11	1.8	$142
(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $8.80 as reported on the New York Stock Exchange on December 30, 2022.

The aggregate intrinsic value of options exercised was $1.7 million, $5.1 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of stock options vested for the years ended December 31, 2022, 2021 and 2020 was $0.3 million, $0.3 million and $1.0 million, respectively.

As of December 31, 2022, there was no unrecognized compensation cost related to outstanding stock options.

There were no stock options granted during the years ended December 31, 2022, 2021 and 2020.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
17. Income Taxes

Income tax benefit consisted of the following for the periods shown below:

Year Ended December 31,	2022	2021	2020
Current:
Federal	$—	$—	$1
State	(20,812)	(3,541)	78
Total current tax (expense) benefit	$(20,812)	$(3,541)	$79

Deferred:
Federal	$121,520	$2,066	$—
State	35,940	1,611	—
Total deferred benefit	$157,460	$3,677	$—
Income tax benefit	$136,648	$136	$79

Income tax benefit for the year ended December 31, 2022 was primarily due to the release of a $175.6 million valuation allowance against the Company’s deferred tax assets, of which $143.5 million is primarily based on the Company’s reassessment of realizability of its deferred tax assets. Income tax benefit for the year ended December 31, 2021 was primarily related to a tax benefit associated with the Acquisition, partially offset by income tax expense for state jurisdictions that limit net operating loss carryforward utilization. Income tax benefit for the year ended December 31, 2020 was primarily attributable to current state income taxes.

A reconciliation of the income taxes expected at the statutory federal income tax rate and income tax benefit is as follows:

Year Ended December 31,	2022	2021	2020
Statutory federal tax (expense) benefit	$(32,140)	$(3,873)	$39,399
State tax, net of federal tax benefit	11,951	(1,524)	81
Stock-based compensation tax benefit (expense)	271	11,839	(8,044)
Research and development tax credits	10,907	4,354	994
Change in valuation allowance	154,081	(7,867)	(29,728)
Change in unrecognized tax benefit	(3,438)	(2,177)	(497)
Non-deductible expenses	(4,737)	(742)	(2,278)
Other	(247)	126	152
Income tax benefit	$136,648	$136	$79

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The significant components of the Company’s deferred tax assets and liabilities were:

December 31,	2022	2021
Deferred tax assets:
Net operating loss (NOL) carryforwards	$64,288	$144,510
Allowance for loan and lease losses	89,718	41,170
Stock-based compensation	10,121	11,721
Unrealized loss on AFS securities	17,214	—
Deferred compensation	12,690	493
Reserves and accruals	13,474	12,558
Operating lease liabilities	20,999	25,807
Goodwill	12,267	14,737
Tax credit carryforwards	26,913	19,339
Other	4,249	3,492
Total deferred tax assets	271,933	273,827
Valuation allowance	(47,721)	(223,367)
Deferred tax assets – net of valuation allowance	$224,212	$50,460

Deferred tax liabilities:
Internally developed software	$(11,687)	$(17,431)
Servicing assets	(2,634)	(2,452)
Operating lease assets	(17,353)	(21,614)
Leases	(15,694)	(6,961)
Intangible assets	—	(440)
Other	(3,157)	(1,562)
Total deferred tax liabilities	$(50,525)	$(50,460)
Deferred tax asset – net	$173,687	$—

The Company has evaluated both positive and negative evidence when assessing the recoverability of its net deferred tax assets. Several factors were considered, which primarily included the Company’s business model transition and resulting increase in profitability and the expectation of continued profitability. These factors resulted in the release of the majority of the Company’s valuation allowance against its deferred tax assets during the second quarter of 2022. As of December 31, 2022 and 2021, the valuation allowance was $47.7 million and $223.4 million, respectively. The valuation allowance of $47.7 million as of December 31, 2022 is related to state NOLs and tax credit carryforwards. The realization and timing of these state NOLs and tax credit carryforwards, based on the allocation of taxable income to the Parent, is uncertain and may expire before being utilized.

As of December 31, 2022, the Company had federal and state NOL carryforwards (prior to the application of statutory tax rates) of approximately $103.9 million and $540.8 million, respectively. Federal and state NOLs of approximately $103.9 million and $22.3 million, respectively, carry forward indefinitely and a majority of the remainder of state NOLs start expiring in 2026. Additionally, as of December 31, 2022, the Company had federal and state research and development credit carryforwards of $32.6 million and $15.2 million, respectively. The federal research credit carryforwards will expire beginning in 2026 and the state research credits may be carried forward indefinitely.

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

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Year Ended December 31,	2022	2021	2020
Beginning balance	$22,512	$17,626	$15,998
Gross increase for tax positions related to prior years	2,488	1,272	—
Gross increase for tax positions related to the current year	2,850	3,614	1,628
Ending balance	$27,850	$22,512	$17,626

As of December 31, 2022, $17.4 million of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. As of December 31, 2022, the Company accrued interest and penalties related to unrecognized tax benefits of $0.2 million. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2022, the Company’s federal tax returns for 2018 and earlier, and state tax returns for 2017 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

The Inflation Reduction Act of 2022 (IRA) was signed into law in August 2022. The IRA contains a number of tax-related provisions effective for tax years beginning after December 31, 2022, including a 15% minimum corporate income tax on certain large corporations. The Company is evaluating the provisions of the IRA, but does not expect it to have a material impact on its financial statements.

18. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the years ended December 31, 2022 and 2021, interest earned on Equipment Finance was $10.2 million and $10.8 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

December 31,	2022	2021
Lease receivables	$137,969	$122,927
Unguaranteed residual asset values	39,262	36,837
Unearned income	(17,786)	(10,989)
Deferred fees	874	380
Total	$160,319	$149,155

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Future minimum lease payments based on maturity of the Company’s lessor arrangements as of December 31, 2022 were as follows:

2023	$47,585
2024	39,929
2025	27,655
2026	17,176
2027	8,171
Thereafter	5,624
Total lease payments	$146,140
Discount effect	(8,171)
Present value of future minimum lease payments	$137,969

Lessee Arrangements

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of December 31, 2022, the lease agreements have remaining lease terms ranging from approximately one year to eight years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. The Company was the sublessor of a portion of its office space in San Francisco for which lease terms have expired as of June 30, 2022. As of December 31, 2022, the Company pledged $0.4 million of cash and $3.9 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

Right-of-Use Assets and Lease Liabilities	Balance Sheet Classification	December 31, 2022	December 31, 2021
Operating lease assets	Other assets	$63,872	$77,316
Operating lease liabilities (1)	Other liabilities	$77,291	$91,588
(1)    The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent.

Components of net lease costs were as follows:

		Year Ended December 31,
Net Lease Costs	Income Statement Classification	2022	2021	2020
Operating lease costs (1)	Occupancy	$(15,189)	$(18,773)	$(17,346)
Sublease revenue	Other non-interest income	2,847	6,149	6,146
Net lease costs		$(12,342)	$(12,624)	$(11,200)
(1)    Includes variable lease costs of $1.1 million, $1.3 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Supplemental cash flow information related to the Company’s operating leases was as follows:

Year Ended December 31,	2022	2021	2020
Non-cash operating activity:
Leased assets obtained or adjusted in exchange for new, amended and modified operating lease liabilities (1)	$(3,650)	$12,914	$84
(1)    Represents non-cash activity and, accordingly, is not reflected on the Consolidated Statements of Cash Flows. Amount includes non-cash remeasurements of the operating lease right-of-use (ROU) asset.

The Company’s future minimum undiscounted lease payments under operating leases as of December 31, 2022 were as follows:

Operating Lease Payments
2023	$12,798
2024	13,054
2025	13,184
2026	12,570
2027	12,261
Thereafter	31,484
Total lease payments	$95,351
Discount effect	18,060
Present value of future minimum lease payments	$77,291

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	December 31, 2022
Weighted-average remaining lease term (in years)	7.43
Weighted-average discount rate	5.40%

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Unfunded Loan Commitments

As of December 31, 2022 and 2021, the contractual amount of unfunded loan commitments was $138.0 million and $110.8 million, respectively. See “Note 6. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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

Regulatory Examinations and Actions Relating to the Company’s Business Practices, Licensing and Compliance with Applicable Laws

The Company is and has been subject to periodic inquiries, exams and enforcement actions brought by federal and state regulatory agencies relating to the Company’s business practices, the required licenses to operate its business, and operating in compliance with applicable laws, including the requirements of its licenses and the regulatory framework applicable to its business.

The Company periodically has discussions with various regulatory agencies regarding its business model and has engaged in similar discussions with the New York Department of Financial Services (NYDFS). During the course of such discussions with the NYDFS, the Company decided to voluntarily comply with certain rules and regulations of the NYDFS while it was not a bank holding company operating a national bank. Post-acquisition, the Company has returned its New York state license to the NYDFS.

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

The following table summarizes the Company’s regulatory capital amounts (in millions) and ratios:

	December 31, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
LendingClub	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$1,005.8	15.8%	$710.0	21.3%	7.0%
Tier 1 capital	$1,005.8	15.8%	$710.0	21.3%	8.5%
Total capital	$1,088.1	17.1%	$767.9	23.0%	10.5%
Tier 1 leverage	$1,005.8	14.1%	$710.0	16.5%	4.0%
Risk-weighted assets	$6,360.7	N/A	$3,333.2	N/A	N/A
Quarterly adjusted average assets	$7,119.0	N/A	$4,301.7	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table summarizes LC Bank’s regulatory capital amounts (in millions) and ratios:

	December 31, 2022		December 31, 2021		Required Minimum plus Required CCB for Non-Leverage Ratios
LendingClub Bank	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$852.2	13.8%	$523.7	16.7%	7.0%
Tier 1 capital	$852.2	13.8%	$523.7	16.7%	8.5%
Total capital	$932.4	15.1%	$563.7	18.0%	10.5%
Tier 1 leverage	$852.2	12.5%	$523.7	14.3%	4.0%
Risk-weighted assets	$6,194.0	N/A	$3,130.4	N/A	N/A
Quarterly adjusted average assets	$6,795.2	N/A	$3,667.7	N/A	N/A
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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. As permitted by the rule, the Company elected to delay the estimated impact of CECL on regulatory capital resulting in a CET1 capital benefit of $35 million at December 31, 2021. This benefit is phased out over a three-year transition period that commenced on January 1, 2022 at a rate of 25% each year through January 1, 2025.

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At December 31, 2022 and 2021, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since December 31, 2022 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. Additionally, under the OCC Operating Agreement, LC Bank is required to obtain a written determination of non-objection from the OCC before declaring any dividend. No dividends were declared by LC Bank in 2022 or 2021. See “Part I – Item 1. Business – Regulation and Supervision – Broad Powers to Ensure Safety and Soundness” of this Annual Report for further discussion regarding the OCC Operating Agreement.

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

21. Other Non-interest Income and Other Non-interest Expense

Other non-interest income consists of the following:

Year Ended December 31,	2022	2021	2020
Referral revenue	$12,942	$14,234	$5,011
Realized gains (losses) on sales of securities available for sale and other investments	—	(93)	11
Other	15,823	13,078	8,420
Total other non-interest income	$28,765	$27,219	$13,442

Other non-interest expense consists of the following:

Year Ended December 31,	2022	2021	2020
Consumer credit services	$20,672	$16,214	$13,229
Other	43,515	45,044	34,533
Total other non-interest expense	$64,187	$61,258	$47,762

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Year Ended December 31,	Eleven Months Ended December 31,	Year Ended December 31,		Year Ended December 31,	Eleven Months Ended December 31,	Year Ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Non-interest income:
Marketplace revenue	$610,536	$462,821	$48,231	$115,759	$24,859	$—	$683,626	$578,580
Other non-interest income	85,208	94,953	15,628	16,718	(72,071)	(84,452)	28,765	27,219
Total non-interest income	695,744	557,774	63,859	132,477	(47,212)	(84,452)	712,391	605,799

Interest income:
Interest income	526,471	210,739	30,869	82,093	—	—	557,340	292,832
Interest expense	(60,954)	(8,412)	(21,561)	(71,589)	—	—	(82,515)	(80,001)
Net interest income	465,517	202,327	9,308	10,504	—	—	474,825	212,831

Total net revenue	1,161,261	760,101	73,167	142,981	(47,212)	(84,452)	1,187,216	818,630

(Provision for) reversal of credit losses	(267,326)	(142,182)	—	3,382	—	—	(267,326)	(138,800)
Non-interest expense	(724,304)	(547,799)	(89,761)	(198,039)	47,212	84,452	(766,853)	(661,386)
Income (Loss) before income tax benefit (expense)	169,631	70,120	(16,594)	(51,676)	—	—	153,037	18,444
Income tax benefit (expense)	(42,354)	9,171	125,954	44,013	53,048	(53,048)	136,648	136
Net income (loss)	$127,277	$79,291	$109,360	$(7,663)	$53,048	$(53,048)	$289,685	$18,580
Capital expenditures	$69,481	$32,602	$—	$1,811	$—	$—	$69,481	$34,413
Depreciation and amortization	$16,489	$4,569	$27,342	$39,716	$—	$—	$43,831	$44,285

The Company integrated the Acquisition into its reportable segments in the first quarter of 2021. As the Company’s reportable segments are based on legal organizational structure and LC Bank was formed upon the Acquisition, the Company’s results of operations for the year ended December 31, 2020 are provided on a consolidated basis in the Company’s Income Statement.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Assets
Total cash and cash equivalents	$1,020,874	$659,919	$56,475	$88,268	$(20,319)	$(61,061)	$1,057,030	$687,126
Restricted cash	—	—	75,409	76,540	(7,955)	(80)	67,454	76,460
Securities available for sale at fair value	329,287	205,730	16,415	57,800	—	—	345,702	263,530
Loans held for sale	110,400	335,449	—	55,799	—	—	110,400	391,248
Loans and leases held for investment, net	4,705,302	2,754,737	—	—	—	—	4,705,302	2,754,737
Loans held for investment at fair value	906,711	—	19,227	21,240	—	—	925,938	21,240
Retail and certificate loans held for investment at fair value	—	—	55,425	229,719	—	—	55,425	229,719
Property, equipment and software, net	102,274	36,424	34,199	61,572	—	—	136,473	97,996
Investment in subsidiary	—	—	755,319	557,577	(755,319)	(557,577)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	339,341	254,075	173,851	168,042	(12,886)	(119,571)	500,306	302,546
Total assets	7,589,906	4,322,051	1,186,320	1,316,557	(796,479)	(738,289)	7,979,747	4,900,319
Liabilities and Equity
Total deposits	6,420,827	3,196,929	—	—	(28,274)	(61,141)	6,392,553	3,135,788
Short-term borrowings	—	165	2,619	27,615	—	—	2,619	27,780
Advances from PPPLF	64,154	271,933	—	—	—	—	64,154	271,933
Retail notes, certificates and secured borrowings at fair value	—	—	55,425	229,719	—	—	55,425	229,719
Payable on Structured Program borrowings	—	—	8,085	65,451	—	—	8,085	65,451
Other long-term debt	—	—	—	15,455	—	—	—	15,455
Other liabilities	189,185	218,775	116,318	150,727	(12,886)	(65,551)	292,617	303,951
Total liabilities	6,674,166	3,687,802	182,447	488,967	(41,160)	(126,692)	6,815,453	4,050,077
Total equity	915,740	634,249	1,003,873	827,590	(755,319)	(611,597)	1,164,294	850,242
Total liabilities and equity	$7,589,906	$4,322,051	$1,186,320	$1,316,557	$(796,479)	$(738,289)	$7,979,747	$4,900,319

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
23. LendingClub Corporation – Parent Company-Only Financial Statements

Upon the Acquisition in 2021, the Company became a bank holding company and formed LC Bank. Prior to the Acquisition, the consolidated financial results of the Company were the LendingClub Corporation (Parent Company) financial results. See “Item 8. Financial Statements and Supplementary Data – Consolidated Financial Statements of LendingClub Corporation” for the 2020 comparative results. Investment in the LC Bank subsidiary is accounted for by the Parent Company using the equity method for this presentation. Results of operations of the Parent Company’s bank subsidiary is therefore classified in the Parent Company’s investment in subsidiary account. VIEs in which the Parent Company is the primary beneficiary are included in the Parent Company-only financial statements.
Statements of Income (Loss)

Year Ended December 31,	2022	2021
Non-interest income:
Marketplace revenue	$48,231	$115,759
Other non-interest income	15,628	16,718
Total non-interest income	63,859	132,477

Interest income:
Interest on loans held for sale at fair value	1,390	11,025
Interest on loans held for investment at fair value	2,875	4,436
Interest on retail and certificate loans held for investment at fair value	18,135	57,684
Interest on securities available for sale	7,608	8,922
Other interest income	861	26
Total interest income	30,869	82,093

Interest expense:
Interest on short-term borrowings	1,002	3,676
Interest on retail notes, certificates and secured borrowings	18,135	57,684
Interest on Structured Program borrowings	1,508	9,638
Interest on other long-term debt	916	591
Total interest expense	21,561	71,589

Net interest income	9,308	10,504

Total net revenue	73,167	142,981

Reversal of credit losses	—	(3,382)

Non-interest expense:
Compensation and benefits	7,770	31,010
Marketing	188	5,460
Equipment and software	194	2,459
Occupancy	13,346	17,751
Depreciation and amortization	27,342	39,716
Professional services	523	14,666
Other non-interest expense	40,398	86,977
Total non-interest expense	89,761	198,039

Loss before income tax benefit	(16,594)	(51,676)
Income tax benefit	125,954	44,013
Income (Loss) before undistributed earnings of subsidiary	109,360	(7,663)
Equity in undistributed earnings of subsidiary	127,277	79,291
Net income	$236,637	$71,628

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
In accordance with federal laws and regulations, dividends paid by LC Bank to the Company are subject to certain restrictions. See “Note 20. Regulatory Requirements” for more information.

Statements of Comprehensive Income (Loss)

Year Ended December 31,	2022	2021
Net income	$236,637	$71,628
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available for sale	(1,556)	9,153
Equity in other comprehensive loss of subsidiary	(43,528)	(2,619)
Other comprehensive income (loss), net of tax	(45,084)	6,534
Total comprehensive income	$191,553	$78,162

Balance Sheets

December 31,	2022	2021
Assets
Cash and due from banks	$34,119	$58,284
Interest-bearing deposits in banks	22,356	29,984
Total cash and cash equivalents	56,475	88,268
Restricted cash	75,409	76,540
Securities available for sale at fair value ($8,322 and $47,225 at amortized cost, respectively)	16,415	57,800
Loans held for sale at fair value	—	55,799
Loans held for investment at fair value	19,227	21,240
Retail and certificate loans held for investment at fair value	55,425	229,719
Property, equipment and software, net	34,199	61,572
Investment in subsidiary	923,618	634,249
Other assets	165,973	168,042
Total assets	$1,346,741	$1,393,229
Liabilities and Equity
Short-term borrowings	2,619	27,615
Retail notes, certificates and secured borrowings at fair value	55,425	229,719
Payable on Structured Program borrowings	8,085	65,451
Other long-term debt	—	15,455
Other liabilities	116,318	150,727
Total liabilities	182,447	488,967
Equity
Series A Preferred stock, $0.01 par value; 1,200,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized; 106,546,995 and 101,043,924 shares issued and outstanding, respectively	1,065	1,010
Additional paid-in capital (1)	1,628,590	1,559,616
Accumulated deficit (1)	(427,745)	(664,382)
Accumulated other comprehensive income (loss)	(37,616)	8,018
Total equity	1,164,294	904,262
Total liabilities and equity	$1,346,741	$1,393,229
(1)    Prior period amounts have been reclassified to reflect the full retrospective adoption of ASU 2020-06. See “Note 1. Summary of Significant Accounting Policies” for additional information.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Statements of Cash Flows

Year Ended December 31,	2022	2021
Cash Flows from Operating Activities:
Parent company net income	$236,637	$71,628
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(127,277)	(79,291)
Income tax benefit	(125,954)	(44,013)
Net fair value adjustments	(5,929)	(5,936)
Reversal of credit losses	—	(3,382)
Change in fair value of loan servicing assets	33,840	37,138
Stock-based compensation, net	6,310	14,506
Depreciation and amortization (1)	27,342	39,716
Gain on sales of loans	—	(3,372)
Other, net (1)	16	9,326
Net change to loans held for sale	31,658	90,609
Net change in operating assets and liabilities:
Other assets	42,219	(29,556)
Other liabilities	(38,258)	(95,737)
Net cash provided by operating activities	80,604	1,636
Cash Flows from Investing Activities:
Acquisition of company	—	(145,344)
Payments for investments in and advances to subsidiary	(50,000)	(250,001)
Cash received from acquisition	—	658
Purchase of servicing asset investment	(59,880)	—
Proceeds from servicing asset investment	24,564	—
Net change in loans and leases	4,443	1,360
Net decrease in retail and certificate loans	171,853	437,870
Proceeds from maturities and paydowns of securities available for sale	46,548	103,258
Purchases of property, equipment and software, net	—	(1,811)
Other investing activities	2,370	8,146
Net cash provided by investing activities	139,898	154,136
Cash Flows from Financing Activities:
Principal payments on retail notes and certificates	(182,260)	(438,032)
Principal payments on Structured Program borrowings	(21,423)	(90,187)
Principal payments on short-term borrowings	(25,415)	(81,935)
Principal payments on long term debt	(15,300)	—
Other financing activities	(9,028)	(9,295)
Net cash used for financing activities	(253,426)	(619,449)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(32,924)	(463,677)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	164,808	628,485
Cash, Cash Equivalents and Restricted Cash, End of Period	$131,884	$164,808
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2022, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 9, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 9, 2023

LENDINGCLUB CORPORATION
Item 9B. Other Information

On February 7, 2023, the Company and its CEO, Scott Sanborn, entered into an agreement (the Amendment to 2019 Award Agreement) to amend his restricted stock unit award granted in 2019 to provide that the remaining 9,985 shares subject to his 2019 restricted stock unit award shall be cash settled. The Amendment to 2019 Award Agreement is filed as Exhibit 10.10 to this Report and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders (Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the 2022 fiscal year.

Item 11. Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Board of Directors and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance – Director Compensation,” “Executive Compensation” and “Report of the Compensation Committee,” and is incorporated herein by reference.

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

Date: February 9, 2023

LENDINGCLUB CORPORATION

By:	/s/ Scott Sanborn
Scott Sanborn
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Sanborn and Andrew LaBenne, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

LENDINGCLUB CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Sanborn	Chief Executive Officer and Director	February 9, 2023
Scott Sanborn

/s/ Andrew LaBenne	Chief Financial Officer	February 9, 2023
Andrew LaBenne

/s/ Fergal Stack	Principal Accounting Officer	February 9, 2023
Fergal Stack

/s/ Faiz Ahmad	Director	February 9, 2023
Faiz Ahmad

/s/ Allan Landon	Director	February 9, 2023
Allan Landon

/s/ Timothy J. Mayopoulos	Director	February 9, 2023
Timothy J. Mayopoulos

/s/ John C. Morris	Director	February 9, 2023
John C. Morris

/s/ Kathryn S. Reimann	Director	February 9, 2023
Kathryn S. Reimann

/s/ Erin Selleck	Director	February 9, 2023
Erin Selleck

/s/ Michael Zeisser	Director	February 9, 2023
Michael Zeisser

LENDINGCLUB CORPORATION
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019	10-Q	001-36771	3.1	August 7, 2019
3.3	Second Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective June 7, 2022	8-K	001-36771	3.1	June 7, 2022
3.4	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
4.1	Form of Common Stock Certificate of LendingClub Corporation	10-Q	001-36771	4.1	November 6, 2019
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36771	4.2	February 11, 2022
10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1, 2014
10.2	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	10-K	001-36771	10.2	February 19, 2020
10.3	2014 Equity Incentive Plan, and forms of award agreements thereunder	10-K	001-36771	10.3	March 11, 2021
10.4	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.5	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014
10.6	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	001-36771	10.31	May 5, 2015
10.7	Radius Bancorp, Inc. 2016 Omnibus Incentive Plan	S-8	333-255688	99.3	April 30, 2021
10.8	Amendment to 2020 Award Agreements Issued Under the 2014 Equity Incentive Plan	10-Q	001-36771	10.1	August 4, 2021
10.9	Non-Employee Director Compensation Policy, effective October 20, 2022					X
10.10	Amendment to 2019 Award Agreement Issued Under the 2014 Equity Incentive Plan					X
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

LENDINGCLUB CORPORATION

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial information from LendingClub Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)