Form 10-Q
period 2023-03-31
LendingClub Corp
filed 2023-05-02
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 21, 2023, there were 107,468,463 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments)
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans serviced for others as well as loans held for investment and held for sale by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
LC Bank or LendingClub Bank	LendingClub Bank, National Association
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III capital framework
DCF	Discounted Cash Flow
Earnings Per Share or EPS	Net Income (Loss) Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Condensed Consolidated Statements of Income
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
Parent	LendingClub Corporation (the parent company of LendingClub Bank, National Association and other subsidiaries)
PPP Loans	Loans originated pursuant to the U.S. Small Business Administration’s Paycheck Protection Program
Radius	Radius Bancorp, Inc.
ROA	Return on Average Total Assets
ROE	Return on Average Equity
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Program transactions	Asset-backed securitization transactions and Certificate Program transactions (CLUB and Levered certificates), where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal whole loans.

Tier 1 Capital Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Tier 1 Leverage Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III capital framework.
Total Capital Ratio	Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as Tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Unsecured personal loans	Unsecured personal loans originated on the Company’s platforms, including an online direct to consumer platform and a platform connected with a network of education and patient finance providers.
VIE	Variable Interest Entity

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
•our ability to attract and retain members, to expand our product offerings and services, to improve revenue and generate recurring earnings, to capture expense benefits, to increase resiliency, and to enhance regulatory clarity;
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
•our belief that certain loans and leases in our commercial loan portfolio will be fully repaid in accordance with the contractual loan terms;
•our ability to maintain investor confidence in the operation of our platform;
•our ability to retain existing sources and secure new or additional sources of investor commitments for our platform;
•our expectation that the reduction in investor demand for marketplace loans will continue until interest rates and macro environment volatility stabilize;
•the performance of our loan products and expected rates of return for investors;
•the impact of, and our ability to resolve, pending litigation and governmental inquiries and investigations;
•the use of our own capital to purchase loans and the impact of holding loans on and our ability to sell loans off our balance sheet;
•our intention not to sell our AFS investment portfolio;

LENDINGCLUB CORPORATION

•our financial condition and performance, including the impact that management’s estimates have on our financial performance and the relationship between interim period and full year results;
•the fair value estimates used in the valuation of our financial instruments;
•our estimate of our interest rate sensitivity;
•our calculation of expected credit losses for our collateral-dependent loans;
•our estimated maximum exposure to losses;
•our expectation of loan servicing fee revenue based on forecast prepayments and estimated market rate of servicing at the time of loan sale;
•capital expenditures;
•our compliance with contractual obligations or restrictions;
•the potential impact of macro-economic developments, including recessions, inflation or other adverse circumstances;
•the impact of COVID-19;
•our ability to develop and maintain effective internal controls;
•our ability to continue to realize the financial and strategic benefits of our digital marketplace bank business model;
•the impact of expense initiatives and our ability to control our cost structure;
•our ability to manage and repay our indebtedness; and
•other risk factors listed from time to time in reports we file with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our condensed consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the SEC that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$22,732	$23,125
Interest-bearing deposits in banks	1,614,265	1,033,905
Total cash and cash equivalents	1,636,997	1,057,030
Restricted cash (1)	47,342	67,454
Securities available for sale at fair value ($428,395 and $399,668 at amortized cost, respectively)	380,028	345,702
Loans held for sale at fair value	44,647	110,400
Loans and leases held for investment	5,491,938	5,033,154
Allowance for loan and lease losses	(348,857)	(327,852)
Loans and leases held for investment, net	5,143,081	4,705,302
Loans held for investment at fair value (1)	748,618	925,938
Retail and certificate loans held for investment at fair value (1)	38,855	55,425
Property, equipment and software, net	144,041	136,473
Goodwill	75,717	75,717
Other assets (1)	494,692	500,306
Total assets	$8,754,018	$7,979,747
Liabilities and Equity
Deposits:
Interest-bearing	$7,018,014	$6,158,560
Noninterest-bearing	200,840	233,993
Total deposits	7,218,854	6,392,553
Borrowings (1)	52,980	74,858
Retail notes, certificates and secured borrowings at fair value (1)	38,855	55,425
Other liabilities (1)	252,587	292,617
Total liabilities	7,563,276	6,815,453
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 107,460,734 and 106,546,995 shares issued and outstanding, respectively	1,075	1,065
Additional paid-in capital	1,637,283	1,628,590
Accumulated deficit	(414,079)	(427,745)
Accumulated other comprehensive loss	(33,537)	(37,616)
Total equity	1,190,742	1,164,294
Total liabilities and equity	$8,754,018	$7,979,747
(1)    Includes amounts in consolidated variable interest entities (VIEs). See “Notes to Condensed Consolidated Financial Statements – Note 6. Securitizations and Variable Interest Entities.”

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Non-interest income:
Marketplace revenue	$95,634	$179,966
Other non-interest income	3,356	9,891
Total non-interest income	98,990	189,857

Interest income:
Interest on loans held for sale	5,757	7,450
Interest and fees on loans and leases held for investment	150,467	91,442
Interest on loans held for investment at fair value	26,892	593
Interest on retail and certificate loans held for investment at fair value	1,683	6,969
Interest on securities available for sale	3,900	4,511
Other interest income	13,714	688
Total interest income	202,413	111,653

Interest expense:
Interest on deposits	53,273	3,438
Interest on retail notes, certificates and secured borrowings	1,683	6,969
Other interest expense	753	1,566
Total interest expense	55,709	11,973

Net interest income	146,704	99,680

Total net revenue	245,694	289,537

Provision for credit losses	70,584	52,509

Non-interest expense:
Compensation and benefits	73,307	81,610
Marketing	26,880	55,080
Equipment and software	13,696	11,046
Depreciation and amortization	12,354	11,039
Professional services	9,058	12,406
Occupancy	4,310	6,019
Other non-interest expense	17,703	14,004
Total non-interest expense	157,308	191,204

Income before income tax expense	17,802	45,824
Income tax expense	(4,136)	(4,988)
Net income	$13,666	$40,836
Earnings per share: (1)
Basic EPS – common stockholders	$0.13	$0.40
Diluted EPS – common stockholders	$0.13	$0.39
Weighted-average common shares – Basic	106,912,139	101,493,561
Weighted-average common shares – Diluted	106,917,770	105,052,904
(1)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Earnings Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$13,666	$40,836
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	5,599	(19,987)
Other comprehensive income (loss), before tax	5,599	(19,987)
Income tax effect	(1,520)	(200)
Other comprehensive income (loss), net of tax	4,079	(20,187)
Total comprehensive income	$17,745	$20,649

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2022	106,546,995	$1,065	$1,628,590	$(37,616)	$(427,745)	$1,164,294
Stock-based compensation	—	—	14,070	—	—	14,070
Net issuances under equity incentive plans	913,739	10	(5,377)	—	—	(5,367)
Net unrealized gain on securities available for sale, net of tax	—	—	—	4,079	—	4,079
Net income	—	—	—	—	13,666	13,666
Balance at March 31, 2023	107,460,734	$1,075	$1,637,283	$(33,537)	$(414,079)	$1,190,742

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2021	101,043,924	$1,010	$1,559,616	$7,046	$(717,430)	$850,242
Stock-based compensation	—	—	17,187	—	—	17,187
Net issuances under equity incentive plans	1,150,113	12	(656)	—	—	(644)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(20,187)	—	(20,187)
Net income	—	—	—	—	40,836	40,836
Balance at March 31, 2022	102,194,037	$1,022	$1,576,147	$(13,141)	$(676,594)	$887,434

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$13,666	$40,836
Adjustments to reconcile net income to net cash provided by operating activities:
Net fair value adjustments	15,414	(15,249)
Provision for credit losses	70,584	52,509
Change in fair value of loan servicing assets	12,576	16,979
Accretion of loan deferred fees and costs	(24,110)	(19,252)
Stock-based compensation, net	11,888	15,694
Depreciation and amortization	12,354	11,039
Gain on sales of loans	(14,125)	(24,110)
Other, net	(3,670)	1,559
Net change to loans held for sale	50,738	(29,601)
Net change in operating assets and liabilities:
Other assets	14,591	443
Other liabilities	(45,414)	(10,174)
Net cash provided by operating activities	114,492	40,673
Cash Flows from Investing Activities:
Net change in loans and leases	(302,580)	(258,829)
Net decrease in retail and certificate loans	17,480	64,280
Purchases of securities available for sale	(37,245)	(166,123)
Proceeds from maturities and paydowns of securities available for sale	9,000	24,990
Purchases of property, equipment and software, net	(16,398)	(21,575)
Other investing activities	(6,671)	(2,967)
Net cash used for investing activities	(336,414)	(360,224)
Cash Flows from Financing Activities:
Net change in deposits	826,117	841,689
Principal payments on borrowings	(21,493)	(102,650)
Principal payments on retail notes and certificates	(17,480)	(64,358)
Other financing activities	(5,367)	(4,984)
Net cash provided by financing activities	781,777	669,697
Net Increase in Cash, Cash Equivalents and Restricted Cash	$559,855	$350,146
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$1,124,484	$763,586
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,684,339	$1,113,732

Supplemental Cash Flow Information:
Cash paid for interest	$51,608	$10,223
Cash paid for operating leases included in the measurement of lease liabilities	$3,156	$4,895
Cash paid for taxes	$4,526	$670
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$—	$36,072

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,636,997	$1,057,030
Restricted cash	47,342	67,454
Total cash, cash equivalents and restricted cash	$1,684,339	$1,124,484

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

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report) filed on February 9, 2023.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three-month period ended March 31, 2023, except for the impact of the new adopted accounting standard noted below.

Adoption of New Accounting Standards

The Company adopted the following new accounting standard during the three-month period ended March 31, 2023:

In March 2022, the FASB issued Accounting Standards Update (ASU) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors that have adopted the Current Expected Credit Losses (CECL) model and adds a requirement to disclose current period gross charge-offs by year of origination. The Company adopted ASU 2022-02 as of January 1, 2023, on a prospective basis. The ASU updates the requirements related to accounting for credit losses under Accounting Standards Codification 326, including removing anticipatory TDRs and requiring the use of the post-modified effective interest rate when a discounted cash flow method is used in the CECL calculation. The ASU updates disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

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

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended March 31,
	2023	2022
Origination fees	$70,543	$122,093
Servicing fees	26,380	18,514
Gain on sales of loans	14,125	24,110
Net fair value adjustments	(15,414)	15,249
Total marketplace revenue	$95,634	$179,966

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Earnings Per Share

The following table details the computation of the Company’s Basic and Diluted EPS:

	Three Months Ended March 31,
	2023	2022
Basic EPS:
Net income attributable to stockholders	$13,666	$40,836
Weighted-average common shares – Basic	106,912,139	101,493,561
Basic EPS	$0.13	$0.40

Diluted EPS:
Net income attributable to stockholders	$13,666	$40,836
Weighted-average common shares – Diluted	106,917,770	105,052,904
Diluted EPS	$0.13	$0.39

There were no weighted-average common shares that were excluded from the Company’s Diluted EPS computation during the first quarters of 2023 and 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$259,748	$—	$(37,404)	$222,344
U.S. agency securities	93,448	6	(13,245)	80,209
Commercial mortgage-backed securities	41,514	—	(4,623)	36,891
Other asset-backed securities	25,629	50	(739)	24,940
Asset-backed securities related to Structured Program transactions	4,784	8,309	—	13,093
Municipal securities	3,272	—	(721)	2,551
Total securities available for sale (1)	$428,395	$8,365	$(56,732)	$380,028

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$255,675	$—	$(41,248)	$214,427
U.S. agency securities	90,447	—	(16,053)	74,394
Commercial mortgage-backed securities	26,988	—	(4,470)	22,518
Asset-backed securities related to Structured Program transactions	8,322	9,395	—	17,717
Other asset-backed securities	14,959	29	(785)	14,203
Municipal securities	3,277	—	(834)	2,443
Total securities available for sale (1)	$399,668	$9,424	$(63,390)	$345,702
(1)    As of March 31, 2023 and December 31, 2022, includes $356.9 million and $319.0 million, respectively, of fair value securities pledged as collateral.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses for which a credit valuation allowance has not been recorded, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$26,101	$(1,125)	$196,243	$(36,279)	$222,344	$(37,404)
U.S. agency securities	8,759	(241)	68,443	(13,004)	77,202	(13,245)
Commercial mortgage-backed securities	14,602	(314)	22,289	(4,309)	36,891	(4,623)
Other asset-backed securities	4,021	(14)	9,433	(725)	13,454	(739)
Municipal securities	—	—	2,551	(721)	2,551	(721)
Total securities with unrealized losses	$53,483	$(1,694)	$298,959	$(55,038)	$352,442	$(56,732)

	Less than 12 months		12 months or longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$111,843	$(15,831)	$102,584	$(25,417)	$214,427	$(41,248)
U.S. agency securities	50,352	(7,213)	24,042	(8,840)	74,394	(16,053)
Commercial mortgage-backed securities	2,441	(229)	20,077	(4,241)	22,518	(4,470)
Other asset-backed securities	4,086	(73)	6,945	(712)	11,031	(785)
Municipal securities	—	—	2,443	(834)	2,443	(834)
Total securities with unrealized losses	$168,722	$(23,346)	$156,091	$(40,044)	$324,813	$(63,390)

There was no activity in the allowance for AFS securities during the first quarters of 2023 and 2022. At March 31, 2023, the majority of the Company’s AFS investment portfolio was comprised of U.S. agency-backed securities. Management considers these securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies. The remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at March 31, 2023, were rated investment grade. Substantially all of these unrealized losses in the AFS investment portfolio were caused by interest rate increases. The Company does not intend to sell the investment portfolio, and it is not more likely than not that it will be required to sell any investment before recovery of its amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

March 31, 2023	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due after 1 year through 5 years:
U.S. agency securities	$9,000	$8,675
Commercial mortgage-backed securities	1,026	939
U.S. agency residential mortgage-backed securities	4	4
Total due after 1 year through 5 years	10,030	9,618	3.33%
Due after 5 years through 10 years:
U.S. agency securities	15,848	14,642
Other asset-backed securities	11,900	11,919
U.S. agency residential mortgage-backed securities	5,872	5,528
Commercial mortgage-backed securities	2,835	2,411
Municipal securities	623	550
Total due after 5 years through 10 years	37,078	35,050	3.81%
Due after 10 years:
U.S. agency residential mortgage-backed securities	253,872	216,812
U.S. agency securities	68,600	56,892
Commercial mortgage-backed securities	37,653	33,541
Other asset-backed securities	13,729	13,021
Municipal securities	2,649	2,001
Total due after 10 years	376,503	322,267	2.67%
Asset-backed securities related to Structured Program transactions	4,784	13,093	99.40%
Total securities available for sale	$428,395	$380,028	3.87%
(1)    The weighted-average yield is computed using the amortized cost at March 31, 2023.

There were no sales of AFS securities during the first quarters of 2023 and 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost, whereas certain HFI and all held for sale (HFS) loans are recorded at fair value with the Company’s election of the fair value option. Net accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $31.2 million and $27.9 million as of March 31, 2023 and December 31, 2022, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	March 31, 2023	December 31, 2022
Unsecured personal	$4,319,148	$3,866,373
Residential mortgages	197,728	199,601
Secured consumer	212,748	194,634
Total consumer loans held for investment	4,729,624	4,260,608
Equipment finance (1)	153,905	160,319
Commercial real estate	372,770	373,501
Commercial and industrial (2)	235,639	238,726
Total commercial loans and leases held for investment	762,314	772,546
Total loans and leases held for investment	5,491,938	5,033,154
Allowance for loan and lease losses	(348,857)	(327,852)
Loans and leases held for investment, net (3)	$5,143,081	$4,705,302
(1)    Comprised of sales-type leases for equipment. See “Note 16. Leases” for additional information.
(2)    Includes $51.1 million and $67.0 million of pledged loans under the Paycheck Protection Program (PPP) as of March 31, 2023 and December 31, 2022, respectively.
(3)    As of March 31, 2023 and December 31, 2022, the Company had $278.6 million and $283.6 million in loans pledged as collateral under the Federal Reserve Bank (FRB) Discount Window, respectively. In addition, as of both March 31, 2023 and December 31, 2022, the Company had $156.2 million in loans pledged to the Federal Home Loan Bank (FHLB) of Des Moines.

March 31, 2023	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$4,729,624	$333,546	$4,396,078	7.1%
Total commercial loans and leases held for investment	762,314	15,311	747,003	2.0%
Total loans and leases held for investment	$5,491,938	$348,857	$5,143,081	6.4%

December 31, 2022	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$4,260,608	$312,489	$3,948,119	7.3%
Total commercial loans and leases held for investment	772,546	15,363	757,183	2.0%
Total loans and leases held for investment	$5,033,154	$327,852	$4,705,302	6.5%
(1)    Calculated as the ratio of allowance for loan and lease losses (ALLL) to loans and leases HFI at amortized cost.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended March 31,
	2023			2022
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$312,489	$15,363	$327,852	$128,812	$15,577	$144,389
Credit loss expense for loans and leases held for investment	70,684	166	70,850	53,718	(1,490)	52,228
Charge-offs (1)	(52,212)	(351)	(52,563)	(9,017)	(72)	(9,089)
Recoveries	2,585	133	2,718	344	113	457
Allowance for loan and lease losses, end of period	$333,546	$15,311	$348,857	$173,857	$14,128	$187,985

Reserve for unfunded lending commitments, beginning of period	$18	$1,860	$1,878	$—	$1,231	$1,231
Credit loss expense for unfunded lending commitments	49	(315)	(266)	—	281	281
Reserve for unfunded lending commitments, end of period (2)	$67	$1,545	$1,612	$—	$1,512	$1,512
(1)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(2)    Relates to $117.2 million and $109.5 million of unfunded commitments as of March 31, 2023 and March 31, 2022, respectively.

The following table presents gross charge-offs by origination year for the period presented:

	Three Months Ended March 31, 2023
	Gross Charge-Offs by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Unsecured personal	$—	$25,413	$26,123	$—	$—	$—	$51,536
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	—	468	208	—	—	—	676
Total consumer loans held for investment	—	25,881	26,331	—	—	—	52,212
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	318	33	351
Total commercial loans and leases held for investment	—	—	—	—	318	33	351

Total loans and leases held for investment	$—	$25,881	$26,331	$—	$318	$33	$52,563

The Company modifies loans for borrowers experiencing financial difficulty. Such modifications primarily include principal forgiveness, term extensions and/or interest rate reductions. Given that unsecured personal loans typically charge-off within a few months following modification, the total amortized cost balances are not significant for the period presented.

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

March 31, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Unsecured personal
Current	$893,506	$2,538,186	$821,772	$—	$—	$—	$4,253,464
30-59 days past due	1,142	16,076	9,723	—	—	—	26,941
60-89 days past due	—	12,520	7,239	—	—	—	19,759
90 or more days past due	—	10,782	8,202	—	—	—	18,984
Total unsecured personal	894,648	2,577,564	846,936	—	—	—	4,319,148
Residential mortgages
Current	45	50,069	57,970	30,654	21,517	37,076	197,331
30-59 days past due	—	—	—	—	—	230	230
60-89 days past due	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	167	167
Total residential mortgages	45	50,069	57,970	30,654	21,517	37,473	197,728
Secured consumer
Current	36,276	137,912	33,669	—	2,522	—	210,379
30-59 days past due	18	1,271	633	—	—	—	1,922
60-89 days past due	—	170	90	—	—	—	260
90 or more days past due	—	139	48	—	—	—	187
Total secured consumer	36,294	139,492	34,440	—	2,522	—	212,748
Total consumer loans held for investment	$930,987	$2,767,125	$939,346	$30,654	$24,039	$37,473	$4,729,624

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

March 31, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Equipment finance
Pass	$3,920	$56,720	$35,474	$22,901	$14,527	$14,135	$147,677
Special mention	—	—	1,989	—	3,468	—	5,457
Substandard	—	—	—	771	—	—	771
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total equipment finance	3,920	56,720	37,463	23,672	17,995	14,135	153,905
Commercial real estate
Pass	9,937	95,093	44,483	44,411	52,521	85,428	331,873
Special mention	—	—	—	—	260	10,021	10,281
Substandard	—	3,904	6,848	8,415	241	10,582	29,990
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	68	558	626
Total commercial real estate	9,937	98,997	51,331	52,826	53,090	106,589	372,770
Commercial and industrial
Pass	16,071	71,533	83,592	22,658	10,950	14,107	218,911
Special mention	—	787	30	112	439	647	2,015
Substandard	—	—	4,589	732	3,861	3,887	13,069
Doubtful	—	—	—	—	—	286	286
Loss	—	—	—	—	—	1,358	1,358
Total commercial and industrial (1)	16,071	72,320	88,211	23,502	15,250	20,285	235,639
Total commercial loans and leases held for investment	$29,928	$228,037	$177,005	$100,000	$86,335	$141,009	$762,314
(1)    Includes $51.1 million of PPP loans.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Equipment finance
Pass	$59,227	$38,218	$25,014	$15,785	$11,880	$3,444	$153,568
Special mention	—	2,094	—	3,759		—	5,853
Substandard	—	—	859	—	39	—	898
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total equipment finance	59,227	40,312	25,873	19,544	11,919	3,444	160,319
Commercial real estate
Pass	100,602	53,445	47,497	52,834	35,992	60,976	351,346
Special mention	—	—	8,415	260	1,237	405	10,317
Substandard	—	—	—	643	2,404	8,215	11,262
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	576	576
Total commercial real estate	100,602	53,445	55,912	53,737	39,633	70,172	373,501
Commercial and industrial
Pass	61,076	99,264	24,726	13,866	5,174	10,831	214,937
Special mention	—	—	—	483	163	455	1,101
Substandard	—	9,361	4,529	3,623	797	2,820	21,130
Doubtful	—	—	—	—	—	286	286
Loss	—	—	—	—	1	1,271	1,272
Total commercial and industrial (1)	61,076	108,625	29,255	17,972	6,135	15,663	238,726
Total commercial loans and leases held for investment	$220,905	$202,382	$111,040	$91,253	$57,687	$89,279	$772,546
(1)    Includes $67.0 million of PPP loans.

The following tables present an analysis of the past due loans and leases HFI within the commercial portfolio segment:

March 31, 2023	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$3,020	$—	$771	$3,791
Commercial real estate	8,251	2,112	103	10,466
Commercial and industrial (1)	941	—	1,608	2,549
Total commercial loans and leases held for investment	$12,212	$2,112	$2,482	$16,806

December 31, 2022	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$3,172	$—	$859	$4,031
Commercial real estate	—	102	—	102
Commercial and industrial (1)	—	—	1,643	1,643
Total commercial loans and leases held for investment	$3,172	$102	$2,502	$5,776
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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases:

	March 31, 2023		December 31, 2022
	Nonaccrual(1)	Nonaccrual with no related ACL(2)	Nonaccrual(1)	Nonaccrual with no related ACL(2)
Unsecured personal	$18,986	$—	$16,255	$—
Residential mortgages	326	326	331	331
Secured consumer	187	—	188	—
Total nonaccrual consumer loans held for investment	19,499	326	16,774	331

Equipment finance	771	—	898	39
Commercial real estate	9,290	1,039	1,018	1,018
Commercial and industrial	8,832	2,002	16,137	1,229
Total nonaccrual commercial loans and leases held for investment	18,893	3,041	18,053	2,286

Total nonaccrual loans and leases held for investment	$38,392	$3,367	$34,827	$2,617
(1)     Excluding PPP loans, there were no loans and leases that were 90 days or more past due and accruing as of both March 31, 2023 and December 31, 2022.
(2)     Subset of total nonaccrual loans and leases.

	March 31, 2023		December 31, 2022
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$19,499	0.4%	$16,774	0.4%
Total nonaccrual commercial loans and leases held for investment	18,893	2.5%	18,053	2.3%
Total nonaccrual loans and leases held for investment	$38,392	0.7%	$34,827	0.7%
(1)     Calculated as the ratio of nonaccruing loans and leases to loans and leases HFI at amortized cost.

Collateral-Dependent Assets

Certain loans on non-accrual status may be considered collateral-dependent loans if the borrower is experiencing financial difficulty and repayment of the loan is expected to be substantially through sale or operation of the collateral. Expected credit losses for the Company’s collateral-dependent loans are calculated as the difference between the amortized cost basis and the fair value of the underlying collateral less costs to sell, if applicable.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following tables provide the classifications of assets and liabilities on the Balance Sheet for the Company’s transactions with consolidated and unconsolidated VIEs. The Company’s transactions with VIEs include Structured Program transactions. The Company has various forms of involvement with VIEs, including servicing of loans and holding senior or subordinated residual interests in the VIEs. Additionally, the assets and liabilities in the tables below exclude intercompany balances that eliminate in consolidation:

March 31, 2023	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$7,195	$—	$7,195
Securities available for sale at fair value	—	13,093	13,093
Loans held for investment at fair value	2,663	—	2,663
Retail and certificate loans held for investment at fair value	1,316	—	1,316
Other assets	190	9,412	9,602
Total assets	$11,364	$22,505	$33,869
Liabilities
Borrowings	$5,978	$—	$5,978
Retail notes, certificates and secured borrowings at fair value	1,316	—	1,316
Other liabilities	19	—	19
Total liabilities	7,313	—	7,313
Total net assets	$4,051	$22,505	$26,556

December 31, 2022	Consolidated VIEs	Unconsolidated VIEs	Total
Assets
Restricted cash	$8,048	$—	$8,048
Securities available for sale at fair value	—	17,717	17,717
Loans held for investment at fair value	3,994	—	3,994
Retail and certificate loans held for investment at fair value	1,946	—	1,946
Other assets	206	10,464	10,670
Total assets	$14,194	$28,181	$42,375
Liabilities
Borrowings	$8,085	$—	$8,085
Retail notes, certificates and secured borrowings at fair value	1,946	—	1,946
Other liabilities	29	—	29
Total liabilities	10,060	—	10,060
Total net assets	$4,134	$28,181	$32,315

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Unconsolidated VIEs

The remaining principal balance of loans held by unconsolidated VIEs was $356.6 million and $457.8 million as of March 31, 2023 and December 31, 2022, respectively. For unconsolidated VIEs, “Total net assets” indicates the Company’s maximum exposure to loss, however, the balance continues to decline due to the ongoing paydown of loan balances from prior Structured Program transactions. Maximum exposure represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

The following table summarizes activity related to the unconsolidated VIEs, with the transfers accounted for as a sale on the Company’s financial statements:

Three Months Ended March 31,
2022
Principal derecognized from loans securitized or sold	$41,023
Net gains recognized from loans securitized or sold	$259
Fair value of asset-backed securities related to Structured Program transactions retained upon settlement	$2,180
Cash proceeds	$5,800
Proceeds from sale of securities by consolidated VIE	$5,320

There was no activity related to unconsolidated VIEs during the first quarter of 2023.

The investors holding senior securities issued by the unconsolidated VIEs have rights to their contractual cash flows prior to the Company and other investors that hold subordinated interests. There is no direct recourse to the Company’s assets, and holders of the securities can look only to those assets of the VIEs that issued their securities for payment. The beneficial interests held by the Company are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal loans.

As of March 31, 2023, the aggregate unpaid principal balance of the off-balance sheet loans related to unconsolidated VIEs was $303.1 million, of which $10.6 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2022, the aggregate unpaid principal balance of the off-balance sheet loans related to unconsolidated VIEs was $433.5 million, of which $14.8 million was attributable to off-balance sheet loans that were 31 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

March 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$44,647	$44,647
Loans held for investment at fair value	—	—	748,618	748,618
Retail and certificate loans held for investment at fair value	—	—	38,855	38,855
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	222,344	—	222,344
U.S. agency securities	—	80,209	—	80,209
Commercial mortgage-backed securities	—	36,891	—	36,891
Other asset-backed securities	—	24,940	—	24,940
Asset-backed securities related to Structured Program transactions	—	2,696	10,397	13,093
Municipal securities	—	2,551	—	2,551
Total securities available for sale	—	369,631	10,397	380,028
Servicing assets	—	—	89,241	89,241
Other assets	—	3,885	—	3,885
Total assets	$—	$373,516	$931,758	$1,305,274

Liabilities:
Borrowings	$—	$—	$5,978	$5,978
Retail notes, certificates and secured borrowings	—	—	38,855	38,855
Other liabilities	—	3,885	2,235	6,120
Total liabilities	$—	$3,885	$47,068	$50,953

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$110,400	$110,400
Loans held for investment at fair value	—	—	925,938	925,938
Retail and certificate loans held for investment at fair value	—	—	55,425	55,425
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	214,427	—	214,427
U.S. agency securities	—	74,394	—	74,394
Commercial mortgaged-backed securities	—	22,518	—	22,518
Other asset-backed securities	—	14,203	—	14,203
Asset-backed securities related to Structured Program transactions	—	5,248	12,469	17,717
Municipal securities	—	2,443	—	2,443
Total securities available for sale	—	333,233	12,469	345,702
Servicing assets	—	—	84,308	84,308
Other assets	—	—	5,099	5,099
Total assets	$—	$333,233	$1,193,639	$1,526,872

Liabilities:
Borrowings	$—	$—	$8,085	8,085
Retail notes, certificates and secured borrowings	—	—	55,425	55,425
Other liabilities	—	—	8,583	8,583
Total liabilities	$—	$—	$72,093	$72,093

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first quarters of 2023 or 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Held for Sale at Fair Value

As of both March 31, 2023 and December 31, 2022, the majority of loans HFS were sold shortly after origination and at committed prices. Therefore, the Company is generally not exposed to fair value fluctuations to the committed prices as a result of adverse changes in key assumptions.

Fair Value Reconciliation

The following tables present additional information about Level 3 loans HFS on a recurring basis:

Balance at December 31, 2022	$110,400
Originations and purchases	1,205,029
Sales	(1,247,246)
Principal payments	(6,465)
Fair value adjustments recorded in earnings	(17,071)
Balance at March 31, 2023	$44,647

Balance at December 31, 2021	$142,370
Originations and purchases	2,270,925
Sales	(2,257,701)
Principal payments	(13,336)
Fair value adjustments recorded in earnings	14,472
Balance at March 31, 2022	$156,730

Loans Held for Investment at Fair Value

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 loans HFI at fair value:

	March 31, 2023			December 31, 2022
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	8.7%	16.9%	12.7%	8.8%	17.1%	12.7%
Net cumulative expected loss rates (1)	2.1%	9.9%	5.9%	2.1%	9.8%	5.7%
Cumulative expected prepayment rates (1)	21.1%	29.7%	26.2%	26.2%	35.3%	30.8%
(1)    Expressed as a percentage of the acquired principal balance of the loan.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions are as follows:

	March 31, 2023	December 31, 2022
Loans held for investment at fair value	$748,618	$925,938
Expected weighted-average life (in years)	0.9	0.9
Discount rates:
100 basis point increase	$(5,987)	$(7,471)
200 basis point increase	$(11,885)	$(14,830)
Expected credit loss rates on underlying loans:
10% increase	$(4,350)	$(5,574)
20% increase	$(8,869)	$(11,307)
Expected prepayment rates:
10% increase	$(3,336)	$(4,311)
20% increase	$(6,259)	$(7,480)

Fair Value Reconciliation

The following table presents additional information about Level 3 loans HFI at fair value on a recurring basis:

Balance at December 31, 2022	$925,938
Purchases	4,037
Principal payments	(186,451)
Interest income accretion and fair value adjustments recorded in earnings	5,094
Balance at March 31, 2023	$748,618

Balance at December 31, 2021	$21,240
Purchases	14
Principal payments	(6,023)
Interest income accretion and fair value adjustments recorded in earnings	153
Balance at March 31, 2022	$15,384

Retail and Certificate Loans and Related Notes, Certificates and Secured Borrowings

The Company does not assume principal or interest rate risk on loans that were funded by its member payment- dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. At March 31, 2023 and December 31, 2022, the DCF methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. Therefore, the fair value adjustments for retail loans held for investment were largely offset by the corresponding fair value adjustments due to the payment dependent design of the retail notes, certificates and secured borrowings.

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
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets relating to loans sold to investors:

	March 31, 2023			December 31, 2022
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.5%	16.4%	10.0%	7.5%	16.4%	10.1%
Net cumulative expected loss rates (1)	2.0%	37.3%	16.0%	2.1%	36.7%	15.6%
Cumulative expected prepayment rates (1)	17.8%	47.5%	32.3%	15.8%	47.2%	35.9%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
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

	March 31, 2023	December 31, 2022
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(10,401)	$(10,505)
Servicing rate decrease by 0.10%	$10,401	$10,505

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions:

	March 31, 2023	December 31, 2022
Fair value of servicing assets	$89,241	$84,308
Discount rates
100 basis point increase	$(768)	$(726)
200 basis point increase	$(1,536)	$(1,451)
Expected loss rates
10% increase	$(1,175)	$(1,037)
20% increase	$(2,351)	$(2,074)
Expected prepayment rates
10% increase	$(1,772)	$(1,994)
20% increase	$(3,544)	$(3,989)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis:

	Three Months Ended March 31,
	2023	2022
Fair value at beginning of period	$84,308	$67,726
Issuances (1)	14,125	22,365
Change in fair value, included in Marketplace revenue	(12,576)	(16,979)
Other net changes	3,384	(1,000)
Fair value at end of period	$89,241	$72,112
(1)    Represents the gains or losses on sales of the related loans.

Financial Instruments, Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

March 31, 2023	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$5,143,081	$—	$—	$5,374,911	$5,374,911
Other assets	38,595	—	37,407	1,530	38,937
Total assets	$5,181,676	$—	$37,407	$5,376,441	$5,413,848
Liabilities:
Deposits (1)	$1,110,114	$—	$—	$1,110,114	$1,110,114
Borrowings	47,002	—	1,392	45,610	47,002
Other liabilities	69,808	—	37,753	32,055	69,808
Total liabilities	$1,226,924	$—	$39,145	$1,187,779	$1,226,924

December 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,705,302	$—	$—	$4,941,825	$4,941,825
Other assets	36,646	—	35,300	1,397	36,697
Total assets	$4,741,948	$—	$35,300	$4,943,222	$4,978,522
Liabilities:
Deposits (1)	$860,808	$—	$—	$860,808	$860,808
Borrowings	66,773	—	2,619	64,154	66,773
Other liabilities	62,247	—	30,311	31,936	62,247
Total liabilities	$989,828	$—	$32,930	$956,898	$989,828
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	March 31, 2023	December 31, 2022
Software (1)	$193,061	$174,360
Leasehold improvements	31,214	31,214
Computer equipment	24,256	27,410
Furniture and fixtures	6,088	6,088
Total property, equipment and software	254,619	239,072
Accumulated depreciation and amortization	(110,578)	(102,599)
Total property, equipment and software, net	$144,041	$136,473
(1)    Includes $59.9 million and $43.7 million of development in progress for internally-developed software and $3.6 million and $3.0 million of development in progress to customize purchased software as of March 31, 2023 and December 31, 2022, respectively.

Depreciation and amortization expense on property, equipment and software was $11.2 million and $9.5 million for the first quarters of 2023 and 2022, respectively.

9. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both March 31, 2023 and December 31, 2022. The Company did not record any goodwill impairment expense for the first quarters of 2023 and 2022. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	March 31, 2023	December 31, 2022
Gross carrying value	$54,500	$54,500
Accumulated amortization	(39,299)	(38,166)
Net carrying value	$15,201	$16,334

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the first quarters of 2023 and 2022 was $1.1 million and $1.3 million, respectively. There was no impairment loss for the first quarters of 2023 and 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The expected future amortization expense for intangible assets as of March 31, 2023, is as follows:

2023	$3,065
2024	3,549
2025	2,901
2026	2,252
2027	1,603
Thereafter	1,831
Total	$15,201

10. Other Assets

Other assets consist of the following:

	March 31, 2023	December 31, 2022
Deferred tax asset, net (1)	$170,976	$173,687
Servicing assets (2)	90,429	85,654
Operating lease assets	57,335	63,872
Nonmarketable equity investments	44,991	38,320
Intangible assets, net (3)	15,201	16,334
Other	115,760	122,439
Total other assets	$494,692	$500,306
(1)    See “Note 15. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $10.7 billion and $11.0 billion as of March 31, 2023 and December 31, 2022, respectively.
(3)    See “Note 9. Goodwill and Intangible Assets” for additional detail.

11. Deposits

Deposits consist of the following:

	March 31, 2023	December 31, 2022
Interest-bearing deposits:
Savings and money market accounts	$4,550,577	$3,616,657
Checking accounts	1,357,323	1,681,095
Certificates of deposit	1,110,114	860,808
Total	$7,018,014	$6,158,560
Noninterest-bearing deposits	200,840	233,993
Total deposits	$7,218,854	$6,392,553

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Total certificates of deposit at March 31, 2023 are scheduled to mature as follows:

2023	$749,302
2024	339,416
2025	10,598
2026	1,107
2027	9,213
Thereafter	478
Total certificates of deposit	$1,110,114

The following table presents the amount of certificates of deposit with denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand, segregated by time remaining until maturity, as of March 31, 2023:

	Three months or less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
Certificates of deposit	$303	$2,336	$7,573	$3,632	$13,844

12. Borrowings

Short-term Borrowings:

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. The aggregate debt outstanding under the Company’s repurchase agreements was $1.4 million and $2.6 million at March 31, 2023 and December 31, 2022, respectively.

In addition, the Company has available borrowing capacity with the FRB and FHLB of Des Moines totaling $631.1 million and $605.5 million with pledged collateral totaling $786.9 million and $754.0 million at March 31, 2023 and December 31, 2022, respectively.

Long-term Debt:

The following table summarizes the Company’s long-term debt, as of the dates indicated:

	March 31, 2023	December 31, 2022
Advances from PPPLF (1):
Aggregate debt outstanding (fixed interest rate of 0.35%)	$45,610	$64,154
Pledged collateral	$51,112	$66,971
Retail notes, certificates and secured borrowings (2):
Aggregate debt outstanding	$38,855	$55,425
Payable on Structured Program borrowings (3):
Aggregate debt outstanding	$5,978	$8,085
Pledged collateral	$7,568	$9,708
(1)    Collateralized by SBA PPP loans originated by the Company. The maturity date of the PPPLF borrowings matches the maturity date of the pledged SBA PPP loans. When loans are forgiven by the SBA, the corresponding PPPLF advance is paid by the Company.
(2)    The Company does not assume principal or interest rate risk on loans that were funded by Retail Notes because loan balances, interest rates and maturities were matched and offset by an equal balance of notes with the exact

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

same interest rates and maturities. As of December 31, 2020, LendingClub ceased offering and selling Retail Notes. The total balance of outstanding Retail Notes will continue to decline as underlying borrower payments are made.
(3)    Consists of certificate participations and securities of certain consolidated VIEs held by third-party investors and secured by “Loans held for investment at fair value” totaling $2.7 million and $4.0 million and “Restricted cash” of $4.9 million and $5.7 million as of March 31, 2023 and December 31, 2022, respectively.

13. Other Liabilities

Other liabilities consist of the following:

	March 31, 2023	December 31, 2022
Operating lease liabilities	$70,406	$77,291
Accounts payable and accrued expenses	51,128	98,173
Payable to investors (1)	37,753	30,311
Other	93,300	86,842
Total other liabilities	$252,587	$292,617
(1)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

14. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including RSUs, PBRSUs, cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
RSUs and PBRSUs	$14,292	$17,363
Stock options	—	20
Stock-based compensation expense, gross	14,292	17,383
Less: Capitalized stock-based compensation expense	2,404	1,689
Stock-based compensation expense, net	$11,888	$15,694

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	8,672,626	$12.94
Granted	5,794,645	$7.63
Vested	(1,234,655)	$12.78
Forfeited/expired	(1,211,117)	$13.30
Unvested at March 31, 2023	12,021,499	$10.36

During the first quarter of 2023, the Company granted 5,794,645 RSUs with an aggregate fair value of $44.2 million.

As of March 31, 2023, there was $113.6 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.2 years.

Performance-based Restricted Stock Units

PBRSUs are restricted stock unit awards that are earned and vest based upon the achievement of certain pre-established performance metrics over a pre-established performance period. The Company’s outstanding PBRSU awards each have a market-based performance metric with a three-year performance period. For these PBRSU awards, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metrics) and expensed over the performance period.

The following table summarizes the activities for the Company’s PBRSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	1,754,898	$11.19
Granted	687,992	$7.62
Vested	(253,351)	$5.48
Forfeited/expired	(104,084)	$11.77
Unvested at March 31, 2023	2,085,455	$10.67

During the first quarter of 2023, the Company granted 687,992 PBRSUs with an aggregate fair value of $5.2 million.

As of March 31, 2023, there was $11.2 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.8 years.

15. Income Taxes

For the first quarter of 2023, the Company recorded an income tax expense of $4.1 million, representing an effective tax rate of 23.2%. The effective tax rate differs from the statutory rate as it is favorably affected by

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

recurring items such as tax credits and is unfavorably affected by nondeductible portions of executive compensation. For the first quarter of 2022, the Company recorded an income tax expense of $5.0 million, representing an effective tax rate of 10.9%, primarily related to income tax expense for state jurisdictions that limit net operating loss utilization. The increase in the quarterly effective tax rate is primarily related to the prior year tax benefits from the valuation allowance reversal.

The following table summarizes the Company’s net deferred tax assets:

	March 31, 2023	December 31, 2022
Deferred tax assets, net of liabilities	$218,636	$221,408
Valuation allowance	(47,660)	(47,721)
Deferred tax assets, net of valuation allowance	$170,976	$173,687

16. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the first quarters of 2023 and 2022, interest earned on Equipment Finance was $2.9 million and $2.6 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

	March 31, 2023	December 31, 2022
Lease receivables	$131,840	$137,969
Unguaranteed residual asset values	36,584	39,262
Unearned income	(15,329)	(17,786)
Deferred fees	810	874
Total	$153,905	$160,319

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of March 31, 2023 were as follows:

2023	$37,428
2024	40,395
2025	29,311
2026	17,135
2027	8,087
Thereafter	5,620
Total lease payments	$137,976
Discount effect	(6,136)
Present value of future minimum lease payments	$131,840

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Lessee Arrangements

The Company has operating leases for its headquarters in San Francisco, California, as well as additional office space in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of March 31, 2023, the lease agreements have remaining lease terms ranging from approximately one year to eight years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. As of March 31, 2023, the Company pledged $0.4 million of cash and $3.9 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	March 31, 2023	December 31, 2022
Operating lease assets	Other assets	$57,335	$63,872
Operating lease liabilities (1)	Other liabilities	$70,406	$77,291
(1)    The difference between operating lease assets and operating lease liabilities is the unamortized balance of deferred rent.

Components of net lease costs were as follows:

		Three Months Ended March 31,
Net Lease Costs	Income Statement Classification	2023	2022
Operating lease costs	Occupancy	$(2,928)	$(4,480)
Sublease revenue	Other non-interest income	—	1,537
Net lease costs		$(2,928)	$(2,943)

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2023	2022
Non-cash operating activity:
Leased assets obtained or adjusted in exchange for new, amended, and modified operating lease liabilities (1)	$(4,664)	$—
(1)    Represents non-cash activity and, accordingly, is not reflected in the Condensed Consolidated Statements of Cash Flows. Amount includes noncash remeasurements of the operating lease ROU asset.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s future minimum undiscounted lease payments under operating leases as of March 31, 2023 were as follows:

Operating Lease Payments
2023	$9,629
2024	12,798
2025	13,129
2026	11,710
2027	10,987
Thereafter	27,238
Total lease payments	$85,491
Discount effect	(15,085)
Present value of future minimum lease payments	$70,406

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	March 31, 2023
Weighted-average remaining lease term (in years)	6.92
Weighted-average discount rate	5.38%

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

Unfunded Loan Commitments

As of March 31, 2023 and December 31, 2022, the contractual amount of unfunded loan commitments was $117.2 million and $138.0 million, respectively. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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

The following table summarizes the Company’s regulatory capital amounts (in millions) and ratios:

LendingClub	March 31, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$1,023.7	15.6%	$1,005.8	15.8%	7.0%
Tier 1 capital	$1,023.7	15.6%	$1,005.8	15.8%	8.5%
Total capital	$1,108.5	16.9%	$1,088.1	17.1%	10.5%
Tier 1 leverage	$1,023.7	12.8%	$1,005.8	14.1%	4.0%
Risk-weighted assets	$6,541.2	N/A	$6,360.7	N/A	N/A
Quarterly adjusted average assets	$8,016.1	N/A	$7,119.0	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table summarizes LC Bank’s regulatory capital amounts (in millions) and ratios:

LendingClub Bank	March 31, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$914.6	14.3%	$852.2	13.8%	7.0%
Tier 1 capital	$914.6	14.3%	$852.2	13.8%	8.5%
Total capital	$997.7	15.6%	$932.4	15.1%	10.5%
Tier 1 leverage	$914.6	11.7%	$852.2	12.5%	4.0%
Risk-weighted assets	$6,399.2	N/A	$6,194.0	N/A	N/A
Quarterly adjusted average assets	$7,787.5	N/A	$6,795.2	N/A	N/A
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

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At March 31, 2023 and December 31, 2022, the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since March 31, 2023 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. Additionally, under an Operating Agreement with the OCC (Operating Agreement), LC Bank is required to obtain a written determination of non-objection from the OCC before declaring any dividend. No dividends were declared by LC Bank during the first quarter of 2023 or during 2022. See “Part I – Item 1. Business – Regulation and Supervision – Broad Powers to Ensure Safety and Soundness” in our Annual Report for further discussion regarding the Operating Agreement.

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

19. Other Non-interest Income and Non-interest Expense

Other non-interest income consists of the following:

	Three Months Ended March 31,
	2023	2022
Referral revenue	$1,448	$3,691
Realized gains on sales of securities available for sale	—	36
Other	1,908	6,164
Total other non-interest income	$3,356	$9,891

Other non-interest expense consists of the following:

	Three Months Ended March 31,
	2023	2022
Consumer credit services	$4,967	$5,524
Other	12,736	8,480
Total other non-interest expense	$17,703	$14,004

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

All of the Company’s revenue is generated in the United States. The Company has experienced reductions in marketplace investor demand in connection with increases in interest rates and volatility in the macro economy. Accordingly, during the first quarter of 2023, one marketplace bank investor accounted for 15% of total net revenue. No other individual borrower or marketplace investor accounted for 10% or more of total net revenue for any of the periods presented.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$72,688	$164,835	$13,108	$15,131	$9,838	$—	$95,634	$179,966
Other non-interest income	19,161	19,498	2,553	4,223	(18,358)	(13,830)	3,356	9,891
Total non-interest income	91,849	184,333	15,661	19,354	(8,520)	(13,830)	98,990	189,857

Interest income:
Interest income	198,330	99,823	4,083	11,830	—	—	202,413	111,653
Interest expense	(53,896)	(3,644)	(1,813)	(8,329)	—	—	(55,709)	(11,973)
Net interest income	144,434	96,179	2,270	3,501	—	—	146,704	99,680

Total net revenue	236,283	280,512	17,931	22,855	(8,520)	(13,830)	245,694	289,537

Provision for credit losses	(70,584)	(52,509)	—	—	—	—	(70,584)	(52,509)
Non-interest expense	(148,383)	(178,459)	(17,445)	(26,575)	8,520	13,830	(157,308)	(191,204)
Income (Loss) before income tax benefit (expense)	17,316	49,544	486	(3,720)	—	—	17,802	45,824
Income tax benefit (expense)	(4,256)	(12,355)	120	17,727	—	(10,360)	(4,136)	(4,988)
Net income (loss)	$13,060	$37,189	$606	$14,007	$—	$(10,360)	$13,666	$40,836
Capital expenditures	$16,398	$21,575	$—	$—	$—	$—	$16,398	$21,575
Depreciation and amortization	$6,894	$3,500	$5,460	$7,539	$—	$—	$12,354	$11,039

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Assets
Total cash and cash equivalents	$1,609,360	$1,020,874	$42,769	$56,475	$(15,132)	$(20,319)	$1,636,997	$1,057,030
Restricted cash	—	—	54,819	75,409	(7,477)	(7,955)	47,342	67,454
Securities available for sale at fair value	368,365	329,287	11,663	16,415	—	—	380,028	345,702
Loans held for sale at fair value	44,647	110,400	—	—	—	—	44,647	110,400
Loans and leases held for investment, net	5,143,081	4,705,302	—	—	—	—	5,143,081	4,705,302
Loans held for investment at fair value	729,954	906,711	18,664	19,227	—	—	748,618	925,938
Retail and certificate loans held for investment at fair value	—	—	38,855	55,425	—	—	38,855	55,425
Property, equipment and software, net	115,306	102,274	28,735	34,199	—	—	144,041	136,473
Investment in subsidiary	—	—	776,034	755,319	(776,034)	(755,319)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	308,476	339,341	207,228	173,851	(21,012)	(12,886)	494,692	500,306
Total assets	8,394,906	7,589,906	1,178,767	1,186,320	(819,655)	(796,479)	8,754,018	7,979,747
Liabilities and Equity
Total deposits	7,241,463	6,420,827	—	—	(22,609)	(28,274)	7,218,854	6,392,553
Borrowings	45,610	64,154	7,370	10,704	—	—	52,980	74,858
Retail notes, certificates and secured borrowings at fair value	—	—	38,855	55,425	—	—	38,855	55,425
Other liabilities	153,450	189,185	120,149	116,318	(21,012)	(12,886)	252,587	292,617
Total liabilities	7,440,523	6,674,166	166,374	182,447	(43,621)	(41,160)	7,563,276	6,815,453
Total equity	954,383	915,740	1,012,393	1,003,873	(776,034)	(755,319)	1,190,742	1,164,294
Total liabilities and equity	$8,394,906	$7,589,906	$1,178,767	$1,186,320	$(819,655)	$(796,479)	$8,754,018	$7,979,747

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report) as modified by “Part II – Item 1A. Risk Factors” in this Report. The forward-looking statements included in this Report are made only as of the date hereof.

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

Executive Summary

We delivered the following results demonstrating the strategic advantages of our digital marketplace bank model in the face of a less favorable economic environment. While we expect continued industry and macro headwinds, these advantages, along with our growing online consumer deposit franchise and high-yielding short duration assets, provide us with a range of options to navigate the current macro environment. For the first quarter of 2023, our recurring net interest income growth partially offset the recent reduction in investor demand for marketplace loans, which has been impacted adversely given the rapidly rising interest rate environment. We expect the reduction in investor demand to continue until interest rates and the macro environment volatility stabilize.

•Loan originations: Loan originations for the first quarter of 2023 decreased $236.8 million, or 9%, sequentially and $928.9 million, or 29%, year over year, primarily driven by a decrease in unsecured personal loan origination volume.
◦Loan originations held for investment (HFI) at amortized cost for the first quarter of 2023 increased $301.2 million, or 43%, sequentially and $145.7 million, or 17%, year over year.
◦Loan originations HFI at amortized cost as a percentage of loan originations was 44% and 28% for the first quarter of 2023 and fourth quarter of 2022, respectively, and 27% for the first quarter of 2022. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.

•Total net revenue: Total net revenue for the first quarter of 2023 decreased $17.0 million, or 6%, sequentially and $43.8 million, or 15%, year over year.
◦Marketplace revenue: Marketplace revenue for the first quarter of 2023 decreased $27.8 million, or 23%, sequentially and $84.3 million, or 47%, year over year. The decrease was in line with the decrease in loan origination volume and the recent reduction in investor demand for marketplace loans, which was impacted adversely given the rapidly rising interest rate environment, as well as tighter underwriting standards implemented by the Company. This decrease was partially offset by a $9.0 million one-time revenue benefit primarily due to lower prepayments.
◦Net interest income: Net interest income for the first quarter of 2023 increased $11.5 million, or 8%, sequentially and $47.0 million, or 47%, year over year. The increase was primarily driven by an increase in unsecured personal loans retained in current and prior periods as HFI, partially offset by an increase in interest expense due to higher deposits and interest rates.
◦Net interest margin: Net interest margin for the first quarter of 2023 was 7.5%, decreasing from 7.8% in the fourth quarter of 2022 and from 8.3% in the first quarter of 2022, primarily due to higher interest rates on deposits.

•Provision for credit losses: Provision for credit losses for the first quarter of 2023 increased $9.1 million, or 15%, sequentially and $18.1 million, or 34%, year over year. The increase was primarily due to growth in loans HFI at amortized cost, the discounting effect of the net present value (NPV) on prior loan vintages and additional qualitative allowance reflecting a less favorable economic outlook. Credit losses are performing in-

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
line with our expectations and, as the portfolio seasons, we are seeing the expected increase in charge-offs. Our lifetime loss expectations remain unchanged from the prior quarter.

•Total non-interest expense: Total non-interest expense for the first quarter of 2023 decreased $22.7 million, or 13%, sequentially and $33.9 million, or 18%, year over year. The decrease was primarily driven by a decrease in headcount as a result of the cost reduction and reorganization plan we implemented in January 2023 as well as a decrease in variable marketing expenses based on lower origination volume and prudent management of expenses.

•Net income: Net income for the first quarter of 2023 decreased $9.9 million, or 42%, sequentially and $27.2 million, or 67%, year over year. Net income for the fourth quarter of 2022 included a tax benefit of $3.2 million due to the reversal of our valuation allowance against our deferred tax assets.

•Diluted EPS: Diluted EPS for the first quarter of 2023 was $0.13, compared to $0.22 for the fourth quarter of 2022 and $0.39 for the same quarter last year. Diluted EPS for the fourth quarter of 2022 included a $0.03 per share benefit from the deferred tax valuation allowance reversal.

•Pre-provision net revenue: Pre-provision net revenue for the first quarter of 2023 increased $5.7 million, or 7%, sequentially primarily reflecting improved operating efficiency and cost reduction actions. Pre-provision net revenue for the first quarter of 2023 decreased $9.9 million, or 10%, year over year, primarily due to a decrease in revenue due to lower loan origination volume, partially offset by improved operating efficiency and cost reduction actions, as well as a $9.0 million one-time revenue benefit primarily due to lower prepayments.

•Total assets: Total assets as of March 31, 2023 increased $774.3 million, or 10%, sequentially and $3.2 billion, or 57%, year over year, primarily reflecting growth in loans held for investment and an increase in cash and cash equivalents due to the growth in deposits.

•Cash and cash equivalents: Total cash and cash equivalents as of March 31, 2023 increased $580.0 million, or 55%, sequentially and $583.8 million, or 55%, year over year.

•Liquidity: Available aggregate borrowing capacity increased during the second quarter of 2023, with total available borrowing capacity of $4.1 billion as of April 26, 2023.

•Deposits: Total deposits as of March 31, 2023 increased $826.3 million, or 13%, sequentially, and $3.2 billion, or 81%, year over year, primarily reflecting growth in online savings deposits. Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 86% of total deposits as of March 31, 2023.

•Total equity: Total equity as of March 31, 2023 increased $26.4 million, or 2%, sequentially, and $303.3 million, or 34%, year over year, primarily reflecting net income generated over the period. In addition, the year over year increase includes the deferred tax asset valuation reversal in each of the last three quarters of 2022 totaling $143.5 million.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights
We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	As of and for the Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Non-interest income	$98,990	$127,465	$189,857
Net interest income	146,704	135,243	99,680
Total net revenue	245,694	262,708	289,537
Non-interest expense	157,308	180,044	191,204
Pre-provision net revenue (1)	88,386	82,664	98,333
Provision for credit losses	70,584	61,512	52,509
Income before income tax benefit (expense)	17,802	21,152	45,824
Income tax benefit (expense)	(4,136)	2,439	(4,988)
Net income	13,666	23,591	40,836
Income tax benefit from release of tax valuation allowance	—	3,180	—
Net income excluding income tax benefit (1)(2)	$13,666	$20,411	$40,836

Basic EPS – common stockholders	$0.13	$0.22	$0.40
Diluted EPS – common stockholders	$0.13	$0.22	$0.39
Diluted EPS excluding income tax benefit (1)(2)	$0.13	$0.19	$0.39

LendingClub Corporation Performance Metrics:
Net interest margin	7.5%	7.8%	8.3%
Efficiency ratio (3)	64.0%	68.5%	66.0%
Return on average equity (ROE)	4.6%	7.2%	18.7%
Return on average total assets (ROA)	0.7%	1.1%	3.1%
Marketing as a % of loan originations	1.2%	1.4%	1.7%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	15.6%	15.8%	20.6%
Tier 1 leverage ratio	12.8%	14.1%	15.6%
Book value per common share	$11.08	$10.93	$8.68
Tangible book value per common share(1)	$10.23	$10.06	$7.75

Loan Originations (in millions) (4):
Marketplace loans	$1,286	$1,824	$2,360
Loan originations held for investment	1,002	701	856
Total loan originations	$2,288	$2,524	$3,217
Loan originations held for investment as % of total loan originations	44%	28%	27%

Servicing portfolio AUM (in millions) (5):
Total servicing portfolio	$16,060	$16,157	$13,341
Loans serviced for others	$10,504	$10,819	$10,475
(1)    Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information.
(2)    The fourth quarter of 2022 excludes an income tax benefit of $3.2 million due to the release of our deferred tax asset valuation allowance.
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of and for the Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Balance Sheet Data:
Loans and leases held for investment at amortized cost, net, excluding PPP loans	$5,091,969	$4,638,331	$3,049,325
PPP loans	$51,112	$66,971	$184,986
Total loans and leases held for investment at amortized cost, net (1)	$5,143,081	$4,705,302	$3,234,311
Loans held for investment at fair value	$748,618	$925,938	$15,384
Total loans and leases held for investment	$5,891,699	$5,631,240	$3,249,695
Total assets	$8,754,018	$7,979,747	$5,574,425
Total deposits	$7,218,854	$6,392,553	$3,977,477
Total liabilities	$7,563,276	$6,815,453	$4,686,991
Total equity	$1,190,742	$1,164,294	$887,434

Allowance Ratios(1):
ALLL to total loans and leases held for investment	6.4%	6.5%	5.5%
ALLL to consumer loans and leases held for investment	7.1%	7.3%	6.6%
ALLL to commercial loans and leases held for investment	2.0%	2.0%	1.8%
Net charge-offs	$49,845	$37,148	$8,632
Net charge-off ratio(2)	3.8%	3.0%	1.2%
(1)    Excludes loans held for investment at fair value, which primarily consists of a loan portfolio that was acquired at the end of 2022.
(2)    Calculated as net charge-offs divided by average outstanding loans and leases HFI at amortized cost during the period, excluding PPP loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	March 31, 2023	December 31, 2022	March 31, 2022	Q1 2023 vs Q4 2022	Q1 2023 vs Q1 2022
Non-interest income:
Marketplace revenue	$95,634	$123,439	$179,966	(23)%	(47)%
Other non-interest income	3,356	4,026	9,891	(17)%	(66)%
Total non-interest income	98,990	127,465	189,857	(22)%	(48)%

Interest income:
Interest on loans held for sale	5,757	5,724	7,450	1%	(23)%
Interest and fees on loans and leases held for investment	150,467	141,069	91,442	7%	65%
Interest on loans held for investment at fair value	26,892	10,862	593	148%	N/M
Interest on retail and certificate loans held for investment at fair value	1,683	2,390	6,969	(30)%	(76)%
Interest on securities available for sale	3,900	3,359	4,511	16%	(14)%
Other	13,714	10,595	688	29%	N/M
Total interest income	202,413	173,999	111,653	16%	81%

Interest expense:
Interest on deposits	53,273	35,751	3,438	49%	N/M
Interest on retail notes, certificates and secured borrowings	1,683	2,390	6,969	(30)%	(76)%
Other interest expense	753	615	1,566	22%	(52)%
Total interest expense	55,709	38,756	11,973	44%	365%

Net interest income	146,704	135,243	99,680	8%	47%

Total net revenue	245,694	262,708	289,537	(6)%	(15)%

Provision for credit losses	70,584	61,512	52,509	15%	34%

Non-interest expense:
Compensation and benefits	73,307	87,768	81,610	(16)%	(10)%
Marketing	26,880	35,139	55,080	(24)%	(51)%
Equipment and software	13,696	13,200	11,046	4%	24%
Depreciation and amortization	12,354	11,554	11,039	7%	12%
Professional services	9,058	10,029	12,406	(10)%	(27)%
Occupancy	4,310	4,698	6,019	(8)%	(28)%
Other non-interest expense	17,703	17,656	14,004	—%	26%
Total non-interest expense	157,308	180,044	191,204	(13)%	(18)%

Income before income tax benefit (expense)	17,802	21,152	45,824	(16)%	(61)%
Income tax benefit (expense)	(4,136)	2,439	(4,988)	N/M	(17)%
Net income	$13,666	$23,591	$40,836	(42)%	(67)%

The analysis below is presented for the following periods: First quarter of 2023 compared to the fourth quarter of 2022 (sequential) and first quarter of 2023 compared to the first quarter of 2022 (year over year).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	March 31, 2023	December 31, 2022	March 31, 2022	Q1 2023 vs Q4 2022	Q1 2023 vs Q1 2022
Origination fees	$70,543	$100,692	$122,093	(30)%	(42)%
Servicing fees	26,380	20,169	18,514	31%	42%
Gain on sales of loans	14,125	18,352	24,110	(23)%	(41)%
Net fair value adjustments	(15,414)	(15,774)	15,249	(2)%	(201)%
Total marketplace revenue	$95,634	$123,439	$179,966	(23)%	(47)%

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

Origination Fees

Origination fees recorded as a component of marketplace revenue are primarily fees earned related to originating and issuing unsecured personal loans that are held for sale. The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Change (%)
	March 31, 2023	December 31, 2022	March 31, 2022	Q1 2023 vs Q4 2022	Q1 2023 vs Q1 2022
Marketplace loans	$1,285,648	$1,823,625	$2,360,238	(30)%	(46)%
Loan originations held for investment	1,001,989	700,765	856,312	43%	17%
Total loan originations (1)	$2,287,637	$2,524,390	$3,216,550	(9)%	(29)%
(1)    Includes unsecured personal loans and auto loans only.

Sequential: Origination fees were $70.5 million and $100.7 million for the first quarter of 2023 and fourth quarter of 2022, respectively, a decrease of 30%. The decrease was due to lower origination volume of marketplace loans. Loan origination volume of marketplace loans decreased to $1.3 billion for the first quarter of 2023 compared to $1.8 billion for the fourth quarter of 2022, a decrease of 30%.

Year Over Year: Origination fees were $70.5 million and $122.1 million for the first quarters of 2023 and 2022, respectively, a decrease of 42%. The decrease was due to lower origination volume of marketplace loans. Loan origination volume of marketplace loans decreased to $1.3 billion for the first quarter of 2023 compared to $2.4 billion for the first quarter of 2022, a decrease of 46%.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The table below illustrates AUM serviced on our platform by the method in which the loans were financed as of the periods presented. Loans sold and subsequently serviced on behalf of the investor represent a key driver of our servicing fee revenue.

				Change (%)
	March 31, 2023	December 31, 2022	March 31, 2022	Q1 2023 vs Q4 2022	Q1 2023 vs Q1 2022
AUM (in millions):
Loans serviced for others	$10,504	$10,819	$10,475	(3)%	—%
Loans held by LendingClub Bank	5,499	5,263	2,669	4%	106%
Retail notes, certificates and secured borrowings	41	59	175	(31)%	(77)%
Other loans invested in by the Company	16	16	22	—%	(27)%
Total	$16,060	$16,157	$13,341	(1)%	20%

In addition to the loans serviced on our marketplace platform, we serviced $159.1 million, $167.0 million and $197.4 million in outstanding principal balance of commercial loans sold as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

Sequential: Servicing fees were $26.4 million and $20.2 million for the first quarter of 2023 and fourth quarter of 2022, respectively, an increase of 31%. This was primarily due to an increase in the fair value of the servicing asset based on higher expected servicing fee revenue including from lower forecast prepayments, as well as a servicing asset write-off related to the acquisition of a $1.05 billion outstanding principal loan portfolio in the fourth quarter of 2022.

Year Over Year: Servicing fees were $26.4 million and $18.5 million for the first quarters of 2023 and 2022, respectively, an increase of 42%. This was primarily due to an increase in the fair value of the servicing asset based on higher expected servicing fee revenue, including from lower forecast prepayments.

Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

Sequential: Gain on sales of loans was $14.1 million and $18.4 million for the first quarter of 2023 and fourth quarter of 2022, respectively, a decrease of 23%. The decrease was due to a decrease in the volume of marketplace loans sold.

Year Over Year: Gain on sales of loans was $14.1 million and $24.1 million for the first quarters of 2023 and 2022, respectively, a decrease of 41%. The decrease was primarily due to a decrease in the volume of marketplace loans sold.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Sequential: Net fair value adjustments remained relatively flat at $(15.4) million and $(15.8) million for the first quarter of 2023 and fourth quarter of 2022, respectively.

Year Over Year: Net fair value adjustments were $(15.4) million and $15.2 million for the first quarters of 2023 and 2022, respectively, a decrease of $30.7 million. The decrease was primarily due to lower loan sale prices.

Other Non-interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The table below illustrates the composition of other non-interest income for each period presented:

	Three Months Ended			Change (%)
	March 31, 2023	December 31, 2022	March 31, 2022	Q1 2023 vs Q4 2022	Q1 2023 vs Q1 2022
Referral revenue	$1,448	$2,082	$3,691	(30)%	(61)%
Realized gains (losses) on sales of securities available for sale	—	(36)	36	(100)%	(100)%
Other	1,908	1,980	6,164	(4)%	(69)%
Other non-interest income	$3,356	$4,026	$9,891	(17)%	(66)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Interest Income

The table below presents net interest income information corresponding to interest-earning assets and interest-bearing funding sources. The average yield/rate is calculated by dividing the annualized period-end interest income/expense by the average balance.

	Three Months Ended March 31, 2023			Three Months Ended December 31, 2022			Three Months Ended March 31, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$1,220,677	$13,714	4.49%	$1,139,887	$10,595	3.72%	$892,921	$688	0.31%
Securities available for sale at fair value	362,960	3,900	4.30%	349,512	3,359	3.84%	325,155	4,511	5.55%
Loans held for sale at fair value	110,580	5,757	20.83%	114,851	5,724	19.93%	255,139	7,450	11.68%
Loans and leases held for investment at amortized cost:
Unsecured personal loans (2)	4,066,713	133,687	13.15%	3,825,808	125,872	13.16%	2,060,323	78,376	15.22%
Secured consumer loans	381,760	3,706	3.88%	364,723	3,428	3.76%	232,235	2,275	3.92%
Commercial loans and leases	735,911	12,185	6.62%	720,832	10,584	5.87%	620,660	7,588	4.89%
PPP loans	57,833	889	6.15%	78,771	1,185	6.02%	222,517	3,203	5.76%
Loans and leases held for investment at amortized cost	5,242,217	150,467	11.48%	4,990,134	141,069	11.31%	3,135,735	91,442	11.66%
Loans held for investment at fair value	836,313	26,892	12.86%	308,570	10,862	14.08%	18,523	593	12.80%
Total loans and leases held for investment	6,078,530	177,359	11.67%	5,298,704	151,931	11.47%	3,154,258	92,035	11.67%
Retail and certificate loans held for investment at fair value	46,525	1,683	14.47%	66,469	2,390	14.38%	198,813	6,969	14.02%
Total interest-earning assets	7,819,272	202,413	10.35%	6,969,423	173,999	9.99%	4,826,286	111,653	9.25%

Cash and due from banks and restricted cash	71,878			64,907			92,683
Allowance for loan and lease losses	(338,359)			(314,861)			(163,631)
Other non-interest earning assets	666,650			613,664			486,363
Total assets	$8,219,441			$7,333,133			$5,241,701

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,633,691	$7,568	1.88%	$1,929,260	$7,500	1.54%	$2,240,450	$1,724	0.31%
Savings accounts and certificates of deposit	4,747,478	45,705	3.90%	3,576,205	28,251	3.13%	1,071,133	1,714	0.64%
Interest-bearing deposits (2)	6,381,169	53,273	3.39%	5,505,465	35,751	2.58%	3,311,583	3,438	0.42%
Retail notes, certificates and secured borrowings	46,525	1,683	14.47%	66,469	2,390	14.38%	198,813	6,969	14.02%
Other interest-bearing liabilities	107,520	753	2.80%	105,834	615	2.33%	312,690	1,566	2.00%
Total interest-bearing liabilities	6,535,214	55,709	3.46%	5,677,768	38,756	2.71%	3,823,086	11,973	1.25%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2023			Three Months Ended December 31, 2022			Three Months Ended March 31, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	241,954			251,686			227,337
Other liabilities	263,868			266,558			319,241
Total liabilities	$7,041,036			$6,196,012			$4,369,664

Total equity	$1,178,405			$1,137,121			$872,037
Total liabilities and equity	$8,219,441			$7,333,133			$5,241,701

Interest rate spread			6.90%			7.28%			8.00%

Net interest income and net interest margin		$146,704	7.50%		$135,243	7.76%		$99,680	8.26%
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

An analysis of the sequential and year-over-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$791	$2,328	$3,119
Securities available for sale at fair value	133	408	541
Loans held for sale at fair value	(217)	250	33
Loans and leases held for investment at amortized cost	7,987	1,411	9,398
Loans and leases held for investment at fair value	17,046	(1,016)	16,030
Retail and certificate loans held for investment at fair value	(722)	15	(707)
Total increase in interest income on interest-earning assets	$25,018	$3,396	$28,414
Interest-bearing liabilities
Checking and money market accounts	$(1,311)	$1,379	$68
Savings accounts and certificates of deposit	9,971	7,483	17,454
Interest-bearing deposits	8,660	8,862	17,522
Retail notes, certificates and secured borrowings	(722)	15	(707)
Other interest-bearing liabilities	10	128	138
Total increase in interest expense on interest-bearing liabilities	$7,948	$9,005	$16,953

Increase (Decrease) in net interest income	$17,070	$(5,609)	$11,461
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$343	$12,683	$13,026
Securities available for sale at fair value	484	(1,095)	(611)
Loans held for sale at fair value	(5,609)	3,916	(1,693)
Loans and leases held for investment at amortized cost	67,740	(8,715)	59,025
Loans and leases held for investment at fair value	26,296	3	26,299
Retail and certificate loans held for investment at fair value	(5,502)	216	(5,286)
Total increase in interest income on interest-earning assets	$83,752	$7,008	$90,760
Interest-bearing liabilities
Checking and money market accounts	$(594)	$6,438	$5,844
Savings accounts and certificates of deposit	17,731	26,260	43,991
Interest-bearing deposits	17,137	32,698	49,835
Retail notes, certificates and secured borrowings	(5,502)	216	(5,286)
Other interest-bearing liabilities	(1,283)	470	(813)
Total increase in interest expense on interest-bearing liabilities	$10,352	$33,384	$43,736

Increase (Decrease) in net interest income	$73,400	$(26,376)	$47,024
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Provision for Credit Losses

The allowance for loan and lease losses (ALLL) for lifetime expected losses under CECL on HFI loans and leases at amortized cost is initially recognized as “Provision for credit losses” at the time of origination. The ALLL is estimated using a discounted cash flow (DCF) approach, where effective interest rates are used to calculate the NPV of expected cash flows. The effective interest rates are calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and costs, to provide a constant rate of return over the loan term. The NPV from the DCF approach is then compared to the amortized cost basis of the loans and leases to derive expected credit losses. Under the DCF approach, the provision for credit losses in subsequent periods includes a credit loss expense relating to the discounting effect due to the passage of time after the initial recognition of ALLL on originated HFI loans at amortized cost.

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Credit loss expense for loans and leases held for investment	$70,850	$61,799	$52,228
Credit loss (reversal of) expense for unfunded lending commitments	(266)	(287)	281
Total provision for credit losses	$70,584	$61,512	$52,509

Sequential: The provision for credit losses was $70.6 million and $61.5 million for the first quarter of 2023 and fourth quarter of 2022, an increase of 15%, respectively. The increase was primarily due to growth in the volume of loans HFI at amortized cost and the related initial provision for credit losses, the discounting effect of the NPV allowance on prior loan vintages and additional qualitative allowance reflecting a less favorable economic outlook.

Year Over Year: The provision for credit losses was $70.6 million and $52.5 million for the first quarters of 2023 and 2022, an increase of 34%, respectively. The increase was primarily due to growth in the volume of loans HFI at amortized cost and the related initial provision for credit losses, the discounting effect of the NPV allowance on prior loan vintages and additional qualitative allowance reflecting a less favorable economic outlook.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The activity in the allowance for credit losses (ACL) was as follows:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Allowance for loan and lease losses, beginning of period	$327,852	$303,201	$144,389
Credit loss expense for loans and leases held for investment	70,850	61,799	52,228
Charge-offs	(52,563)	(38,804)	(9,089)
Recoveries	2,718	1,656	457
Allowance for loan and lease losses, end of period	$348,857	$327,852	$187,985

Reserve for unfunded lending commitments, beginning of period	$1,878	$2,165	$1,231
Credit loss (reversal of) expense for unfunded lending commitments	(266)	(287)	281
Reserve for unfunded lending commitments, end of period (1)	$1,612	$1,878	$1,512
(1)    Relates to $117.2 million, $138.0 million and $109.5 million of unfunded commitments as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Ratio of allowance for loan and lease losses to total loans and leases held for investment at amortized cost	6.4%	6.5%	5.5%

Average loans and leases held for investment at amortized cost	$5,242,217	$4,990,134	$3,135,735
Net charge-off ratio (1)	3.8%	3.0%	1.2%
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

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are charged-off no later than 120 days past due. The following table presents nonaccrual loans and leases (1):

	March 31, 2023	December 31, 2022
Total nonaccrual loans and leases held for investment	$38,392	$34,827
Ratio of total nonaccrual loans and leases held for investment to total loans and leases held for investment	0.7%	0.7%
(1)    Excluding PPP loans, there were no loans that were 90 days or more past due and accruing as of both March 31, 2023 and December 31, 2022.

For additional information on the ACL and nonaccrual loans and leases, see “Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” in our Annual Report and “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance For Loan and Lease Losses” in this Report.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Non-Interest Expense

Non-interest expense primarily consists of (i) compensation and benefits, which include salaries and wages, benefits and stock-based compensation expense, (ii) marketing, which includes costs attributable to borrower and deposit customer acquisition efforts and building general brand awareness, (iii) equipment and software, (iv) depreciation and amortization, (v) professional services, which primarily consist of consulting fees, and (vi) occupancy, which includes rent expense and all other costs related to occupying our office spaces.

	Three Months Ended			Change (%)
	March 31, 2023	December 31, 2022	March 31, 2022	Q1 2023 vs Q4 2022	Q1 2023 vs Q1 2022
Non-interest expense:
Compensation and benefits	$73,307	$87,768	$81,610	(16)%	(10)%
Marketing	26,880	35,139	55,080	(24)%	(51)%
Equipment and software	13,696	13,200	11,046	4%	24%
Depreciation and amortization	12,354	11,554	11,039	7%	12%
Professional services	9,058	10,029	12,406	(10)%	(27)%
Occupancy	4,310	4,698	6,019	(8)%	(28)%
Other non-interest expense	17,703	17,656	14,004	—%	26%
Total non-interest expense	$157,308	$180,044	$191,204	(13)%	(18)%

Sequential: Compensation and benefits expense decreased $14.5 million, or 16%, for the first quarter of 2023 compared to the fourth quarter of 2022. The decrease was primarily due to a decrease in headcount as a result of the cost reduction and reorganization plan we implemented in January 2023.

Year Over Year: Compensation and benefits expense decreased $8.3 million, or 10%, for the first quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in headcount as a result of the cost reduction and reorganization plan we implemented in January 2023.

Sequential: Marketing expense decreased $8.3 million, or 24%, for the first quarter of 2023 compared to the fourth quarter of 2022. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume, as well as the deferral of applicable marketing expenses for HFI loans.

Year Over Year: Marketing expense decreased $28.2 million, or 51%, for the first quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume.

Sequential: Equipment and software expense remained relatively flat for the first quarter of 2023 compared to the fourth quarter of 2022.

Year Over Year: Equipment and software expense increased $2.7 million, or 24%, for the first quarter of 2023 compared to the same period in 2022. The increase was primarily due to an increase in hosting fees and subscription costs.

Sequential: Depreciation and amortization expense remained relatively flat for the first quarter of 2023 compared to the fourth quarter of 2022.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Year Over Year: Depreciation and amortization expense increased $1.3 million, or 12%, for the first quarter of 2023 compared to the same period in 2022. The increase was primarily due to an increase in the amortization of internally-developed software.

Sequential: Professional services decreased $1.0 million, or 10%, for the first quarter of 2023 compared to the fourth quarter of 2022. The decrease was primarily due to a decrease in consulting fees.

Year Over Year: Professional services decreased $3.3 million, or 27%, for the first quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in consulting fees.

Sequential: Occupancy expense remained relatively flat for the first quarter of 2023 compared to the fourth quarter of 2022.

Year Over Year: Occupancy expense decreased $1.7 million, or 28%, for the first quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in rent expense.

Income Taxes

For the first quarter of 2023, we recorded an income tax expense of $4.1 million, representing an effective tax rate of 23.2%. The effective tax rate differs from the statutory rate as it is favorably affected by recurring items such as tax credits and is unfavorably affected by nondeductible portions of executive compensation. For the first quarter of 2022, we recorded an income tax expense of $5.0 million, representing an effective tax rate of 10.9%, primarily related to income tax expense for state jurisdictions that limit net operating loss utilization. The increase in the quarterly effective tax rate is primarily related to the prior year tax benefits from our valuation allowance reversal.

As of March 31, 2023, we maintained a valuation allowance of $47.7 million related to net operating loss carryforwards (NOLs) and tax credit carryforwards. The realization and timing of any remaining state NOLs and tax credit carryforwards, based on the allocation of taxable income to the Parent, is uncertain and may expire before being utilized. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return.

The Inflation Reduction Act of 2022 (IRA) was signed into law in August 2022. The IRA contains a number of tax-related provisions effective for tax years beginning after December 31, 2022, including a 15% minimum corporate income tax on certain large corporations. As of March 31, 2023, we have evaluated the provisions of the IRA and there is currently no impact to income taxes.

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

Financial information for the segments is presented in the following table:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$72,688	$164,835	$13,108	$15,131	$9,838	$—	$95,634	$179,966
Other non-interest income	19,161	19,498	2,553	4,223	(18,358)	(13,830)	3,356	9,891
Total non-interest income	91,849	184,333	15,661	19,354	(8,520)	(13,830)	98,990	189,857

Interest income:
Interest income	198,330	99,823	4,083	11,830	—	—	202,413	111,653
Interest expense	(53,896)	(3,644)	(1,813)	(8,329)	—	—	(55,709)	(11,973)
Net interest income	144,434	96,179	2,270	3,501	—	—	146,704	99,680

Total net revenue	236,283	280,512	17,931	22,855	(8,520)	(13,830)	245,694	289,537

Provision for credit losses	(70,584)	(52,509)	—	—	—	—	(70,584)	(52,509)
Non-interest expense	(148,383)	(178,459)	(17,445)	(26,575)	8,520	13,830	(157,308)	(191,204)
Income (Loss) before income tax benefit (expense)	17,316	49,544	486	(3,720)	—	—	17,802	45,824
Income tax benefit (expense)	(4,256)	(12,355)	120	17,727	—	(10,360)	(4,136)	(4,988)
Net income (loss)	$13,060	$37,189	$606	$14,007	$—	$(10,360)	$13,666	$40,836

An analysis of the Company’s results of operations and material trends for the first quarter of 2023 compared to the fourth and first quarters of 2022 is provided on a consolidated basis in “Results of Operations.”

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Pre-Provision Net Revenue (PPNR), Net Income Excluding Income Tax

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Benefit, Diluted EPS Excluding Income Tax Benefit, and Tangible Book Value (TBV) Per Common Share. Our non-GAAP financial measures do have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP.

We believe these non-GAAP financial measures provide management and investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and enable comparison of our financial results with other public companies.

We believe PPNR, Net Income Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit are important measures because they reflect the underlying financial performance of our business operations. PPNR is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income. Net Income Excluding Income Tax Benefit adjusts for the release of a deferred tax asset valuation allowance in 2022. Diluted EPS Excluding Income Tax Benefit is a non-GAAP financial measure calculated by dividing Net Income Excluding Income Tax Benefit by the weighted-average diluted common shares outstanding.

We believe TBV Per Common Share is an important measure used to evaluate the Company’s use of equity. TBV Per Common Share is a non-GAAP financial measure representing the book value of common equity reduced by goodwill and intangible assets, divided by ending number of common shares issued and outstanding.

The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
GAAP Net income	$13,666	$23,591	$40,836
Less: Provision for credit losses	(70,584)	(61,512)	(52,509)
Less: Income tax benefit (expense)	(4,136)	2,439	(4,988)
Pre-provision net revenue	$88,386	$82,664	$98,333

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Non-interest income	$98,990	$127,465	$189,857
Net interest income	146,704	135,243	99,680
Total net revenue	245,694	262,708	289,537
Non-interest expense	(157,308)	(180,044)	(191,204)
Pre-provision net revenue	88,386	82,664	98,333
Provision for credit losses	(70,584)	(61,512)	(52,509)
Income before income tax benefit (expense)	17,802	21,152	45,824
Income tax benefit (expense)	(4,136)	2,439	(4,988)
GAAP Net income	$13,666	$23,591	$40,836

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of Net Income Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit to the nearest GAAP measures:

		As of and For The Three Months Ended
		March 31, 2023	December 31, 2022	March 31, 2022
GAAP Net income		$13,666	$23,591	$40,836
Income tax benefit from release of tax valuation allowance		—	3,180	—
Net income excluding income tax benefit		$13,666	$20,411	$40,836

GAAP Diluted EPS – common stockholders		$0.13	$0.22	$0.39

(A)	Income tax benefit from release of tax valuation allowance	N/A	$3,180	N/A
(B)	Weighted-average common shares – Diluted	N/A	105,984,612	N/A
(A/B)	Diluted EPS impact of income tax benefit	N/A	$0.03	N/A

Diluted EPS excluding income tax benefit		$0.13	$0.19	$0.39
N/A – Not applicable

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	March 31, 2023	December 31, 2022	March 31, 2022
GAAP common equity	$1,190,742	$1,164,294	$887,434
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Intangible assets	(15,201)	(16,334)	(19,886)
Tangible common equity	$1,099,824	$1,072,243	$791,831

Book value per common share
GAAP common equity	$1,190,742	$1,164,294	$887,434
Common shares issued and outstanding	107,460,734	106,546,995	102,194,037
Book value per common share	$11.08	$10.93	$8.68

Tangible book value per common share
Tangible common equity	$1,099,824	$1,072,243	$791,831
Common shares issued and outstanding	107,460,734	106,546,995	102,194,037
Tangible book value per common share	$10.23	$10.06	$7.75

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

The following table summarizes the Company’s regulatory capital amounts (in millions) and ratios:

	March 31, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
LendingClub	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$1,023.7	15.6%	$1,005.8	15.8%	7.0%
Tier 1 capital	$1,023.7	15.6%	$1,005.8	15.8%	8.5%
Total capital	$1,108.5	16.9%	$1,088.1	17.1%	10.5%
Tier 1 leverage	$1,023.7	12.8%	$1,005.8	14.1%	4.0%
Risk-weighted assets	$6,541.2	N/A	$6,360.7	N/A	N/A
Quarterly adjusted average assets	$8,016.1	N/A	$7,119.0	N/A	N/A
N/A – Not applicable
(1)    Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table summarizes LC Bank’s regulatory capital amounts (in millions) and ratios:

LendingClub Bank	March 31, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$914.6	14.3%	$852.2	13.8%	7.0%
Tier 1 capital	$914.6	14.3%	$852.2	13.8%	8.5%
Total capital	$997.7	15.6%	$932.4	15.1%	10.5%
Tier 1 leverage	$914.6	11.7%	$852.2	12.5%	4.0%
Risk-weighted assets	$6,399.2	N/A	$6,194.0	N/A	N/A
Quarterly adjusted average assets	$7,787.5	N/A	$6,795.2	N/A	N/A
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

LendingClub Bank Liquidity

During the second quarter of 2023, LC Bank’s available borrowing capacity under the FRB Discount Window increased upon including its unsecured personal loan portfolio among the loans pledged as collateral. Consequently, LC Bank’s available borrowing capacity under the FRB Discount Window was $3.7 billion, with total available borrowing capacity of $4.1 billion, as of April 26, 2023.

The following table summarizes LC Bank’s primary sources of short-term liquidity, including customer deposits that provide a significant source of relatively low-cost funding, as of the periods presented:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,609,360	$1,020,874
Unencumbered securities available for sale	$368,365	$329,287
Deposits	$7,241,463	$6,420,827
Advances from PPPLF (1)	$45,610	$64,154

Available borrowing capacity:
FHLB of Des Moines borrowing capacity	$438,206	$414,528
FRB Discount Window borrowing capacity	$192,897	$191,021
Total available borrowing capacity	$631,103	$605,549
(1)    Collateralized by PPP loans originated by the Company.

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

Net capital expenditures were $16.4 million, or 6.9% of total net revenue, and $21.6 million, or 7.7% of total net revenue, for the first quarters of 2023 and 2022, respectively. Capital expenditures in 2023 are expected to be approximately $65 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, including regulatory compliance costs.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $42.8 million and $56.5 million in cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	March 31, 2023	December 31, 2022
Instantaneous Change in Interest Rates:
+ 200 basis points	(8.8)%	(6.9)%
+ 100 basis points	(4.3)%	(3.3)%
– 100 basis points	2.6%	1.9%
– 200 basis points	5.0%	3.5%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, investment purchases, and cash and cash equivalents. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The increase in sensitivity as of March 31, 2023 relative to the prior quarter is primarily due to the composition of our loans and deposits. Furthermore, during fluctuating interest rate environments, the increased sensitivity of repricing interest-bearing deposits is more impactful than that of repricing fixed rate loans.

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

For the contractual maturities and weighted-average yields on the Company’s AFS securities portfolio, see “Notes to Condensed Consolidated Financial Statements – Note 4. Securities Available for Sale.”

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

Contingencies

For a comprehensive discussion of contingencies as of March 31, 2023, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first quarter of 2023.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2023, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the first quarter of 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LENDINGCLUB CORPORATION
(Registrant)

Date:	May 2, 2023	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	May 2, 2023	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer