Form 10-Q
period 2023-06-30
LendingClub Corp
filed 2023-07-31
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 21, 2023, there were 108,694,120 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Glossary

The following is a list of acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments)
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans serviced for others as well as loans held for investment and held for sale by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
LC Bank or LendingClub Bank	LendingClub Bank, National Association
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the U.S. Basel III capital framework
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Condensed Consolidated Statements of Income
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
OCC	Office of the Comptroller of the Currency
Parent	LendingClub Corporation (the parent company of LendingClub Bank, National Association and other subsidiaries)
PPP Loans	Loans originated pursuant to the U.S. Small Business Administration’s Paycheck Protection Program
Radius	Radius Bancorp, Inc.
ROA	Return on Average Total Assets
ROE	Return on Average Equity
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Program transactions	Asset-backed securitization transactions where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal whole loans.

Tier 1 Capital Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Tier 1 Leverage Ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III capital framework.
Total Capital Ratio	Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as Tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III capital framework.
Unsecured personal loans	Unsecured personal loans originated on the Company’s platforms, including an online direct to consumer platform and a platform connected with a network of education and patient finance providers.
VIE	Variable Interest Entity

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

These forward-looking statements include, among other things, statements about:

•The impact of, and our ability to successfully navigate, the current interest rate and economic climate, a potential recession and the resumption of Federal student loan payments;
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
•the ability of borrowers to repay loans;
•our belief that certain loans and leases in our commercial loan portfolio will be fully repaid in accordance with the contractual loan terms;
•our ability to maintain investor confidence in the operation of our platform;
•our ability to retain existing sources and secure new or additional sources of investor commitments for our platform;
•our expectation that platform investor demand for our loans will remain depressed until interest rates and the macro environment stabilize;
•our expectation of pressure on net interest margin to continue during 2023;
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
•our expectation of loan servicing fee revenue based on forecasted prepayments and estimated market rate of servicing at the time of loan sale;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$20,950	$23,125
Interest-bearing deposits in banks	1,182,974	1,033,905
Total cash and cash equivalents	1,203,924	1,057,030
Restricted cash (1)	34,792	67,454
Securities available for sale at fair value ($579,704 and $399,668 at amortized cost, respectively)	523,579	345,702
Loans held for sale at fair value	250,361	110,400
Loans and leases held for investment	5,533,349	5,033,154
Allowance for loan and lease losses	(355,163)	(327,852)
Loans and leases held for investment, net	5,178,186	4,705,302
Loans held for investment at fair value (1)	404,119	925,938
Retail and certificate loans held for investment at fair value (1)	26,837	55,425
Property, equipment and software, net	151,608	136,473
Goodwill	75,717	75,717
Other assets (1)	493,383	500,306
Total assets	$8,342,506	$7,979,747
Liabilities and Equity
Deposits:
Interest-bearing	$6,653,749	$6,158,560
Noninterest-bearing	189,786	233,993
Total deposits	6,843,535	6,392,553
Borrowings (1)	15,675	74,858
Retail notes, certificates and secured borrowings at fair value (1)	26,837	55,425
Other liabilities (1)	250,936	292,617
Total liabilities	7,136,983	6,815,453
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 108,694,120 and 106,546,995 shares issued and outstanding, respectively	1,087	1,065
Additional paid-in capital	1,647,593	1,628,590
Accumulated deficit	(403,969)	(427,745)
Accumulated other comprehensive loss	(39,188)	(37,616)
Total equity	1,205,523	1,164,294
Total liabilities and equity	$8,342,506	$7,979,747
(1)    Includes amounts in consolidated variable interest entities (VIEs). See “Notes to Condensed Consolidated Financial Statements – Note 6. Securitizations and Variable Interest Entities.”

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$82,783	$206,384	$178,417	$386,350
Other non-interest income	3,035	7,448	6,391	17,339
Total non-interest income	85,818	213,832	184,808	403,689

Interest income:
Interest on loans held for sale	4,433	7,130	10,190	14,580
Interest and fees on loans and leases held for investment	162,085	108,911	312,552	200,353
Interest on loans held for investment at fair value	21,692	631	48,584	1,224
Interest on retail and certificate loans held for investment at fair value	1,194	5,091	2,877	12,060
Interest on securities available for sale	5,948	4,426	9,848	8,937
Other interest income	19,134	2,279	32,848	2,967
Total interest income	214,486	128,468	416,899	240,121

Interest expense:
Interest on deposits	66,521	6,078	119,794	9,516
Interest on retail notes, certificates and secured borrowings	1,194	5,091	2,877	12,060
Other interest expense	119	1,073	872	2,639
Total interest expense	67,834	12,242	123,543	24,215

Net interest income	146,652	116,226	293,356	215,906

Total net revenue	232,470	330,058	478,164	619,595

Provision for credit losses	66,595	70,566	137,179	123,075

Non-interest expense:
Compensation and benefits	71,553	85,103	144,860	166,713
Marketing	23,940	61,497	50,820	116,577
Equipment and software	13,968	12,461	27,664	23,507
Depreciation and amortization	11,638	10,557	23,992	21,596
Professional services	9,974	16,138	19,032	28,544
Occupancy	4,684	6,209	8,994	12,228
Other non-interest expense	15,322	17,421	33,025	31,425
Total non-interest expense	151,079	209,386	308,387	400,590

Income before income tax benefit (expense)	14,796	50,106	32,598	95,930
Income tax benefit (expense)	(4,686)	131,954	(8,822)	126,966
Net income	$10,110	$182,060	$23,776	$222,896
Earnings per share: (1)
Basic EPS	$0.09	$1.77	$0.22	$2.18
Diluted EPS	$0.09	$1.73	$0.22	$2.13
Weighted-average common shares – Basic	107,892,590	102,776,867	107,405,072	102,138,760
Weighted-average common shares – Diluted	107,895,072	105,042,626	107,409,129	104,644,825
(1)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Earnings Per Share” for additional information.
See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$10,110	$182,060	$23,776	$222,896
Other comprehensive loss:
Net unrealized loss on securities available for sale	(7,758)	(19,830)	(2,159)	(39,817)
Other comprehensive loss, before tax	(7,758)	(19,830)	(2,159)	(39,817)
Income tax effect (1)	2,107	11,128	587	10,928
Other comprehensive loss, net of tax	(5,651)	(8,702)	(1,572)	(28,889)
Total comprehensive income	$4,459	$173,358	$22,204	$194,007
(1) Income tax effect for the second quarter and first half of 2022 reflects the release of the deferred tax asset valuation allowance on the securities available for sale portfolio.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2023	107,460,734	$1,075	$1,637,283	$(33,537)	$(414,079)	$1,190,742
Stock-based compensation	—	—	18,021	—	—	18,021
Net issuances under equity incentive plans	1,233,386	12	(7,711)	—	—	(7,699)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(5,651)	—	(5,651)
Net income	—	—	—	—	10,110	10,110
Balance at June 30, 2023	108,694,120	$1,087	$1,647,593	$(39,188)	$(403,969)	$1,205,523

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2022	106,546,995	$1,065	$1,628,590	$(37,616)	$(427,745)	$1,164,294
Stock-based compensation	—	—	32,091	—	—	32,091
Net issuances under equity incentive plans	2,147,125	22	(13,088)	—	—	(13,066)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,572)	—	(1,572)
Net income	—	—	—	—	23,776	23,776
Balance at June 30, 2023	108,694,120	$1,087	$1,647,593	$(39,188)	$(403,969)	$1,205,523

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2022	102,194,037	$1,022	$1,576,147	$(13,141)	$(676,594)	$887,434
Stock-based compensation	—	—	19,664	—	—	19,664
Net issuances under equity incentive plans	1,436,739	14	(1,353)	—	—	(1,339)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(8,702)	—	(8,702)
Net income	—	—	—	—	182,060	182,060
Balance at June 30, 2022	103,630,776	$1,036	$1,594,458	$(21,843)	$(494,534)	$1,079,117

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2021	101,043,924	$1,010	$1,559,616	$7,046	$(717,430)	$850,242
Stock-based compensation	—	—	36,851	—	—	36,851
Net issuances under equity incentive plans	2,586,852	26	(2,009)	—	—	(1,983)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(28,889)	—	(28,889)
Net income	—	—	—	—	222,896	222,896
Balance at June 30, 2022	103,630,776	$1,036	$1,594,458	$(21,843)	$(494,534)	$1,079,117

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$23,776	$222,896
Adjustments to reconcile net income to net cash provided by operating activities:
Net fair value adjustments	38,856	(24,896)
Change in fair value of loan servicing assets	29,650	38,013
Gain on sales of loans	(27,346)	(53,429)
Provision for credit losses	137,179	123,075
Accretion of loan deferred fees and costs	(50,292)	(41,392)
Stock-based compensation, net	27,716	33,467
Depreciation and amortization	23,992	21,596
Income tax benefit from release of tax valuation allowance	—	(135,300)
Other, net	(6,363)	2,520
Net change to loans held for sale	(138,347)	66,787
Net change in operating assets and liabilities:
Other assets	14,065	(6,648)
Other liabilities	(49,751)	(14,734)
Net cash provided by operating activities	23,135	231,955
Cash Flows from Investing Activities:
Net change in loans and leases	(222,167)	(881,279)
Net decrease in retail and certificate loans	30,222	113,422
Purchases of securities available for sale	(45,120)	(222,534)
Proceeds from maturities and paydowns of securities available for sale	19,022	49,645
Purchases of property, equipment and software, net	(32,255)	(37,358)
Other investing activities	(7,600)	(4,023)
Net cash used for investing activities	(257,898)	(982,127)
Cash Flows from Financing Activities:
Net change in deposits	450,559	1,391,884
Principal payments on borrowings	(58,276)	(183,244)
Principal payments on retail notes and certificates	(30,222)	(113,498)
Other financing activities	(13,066)	(6,324)
Net cash provided by financing activities	348,995	1,088,818
Net Increase in Cash, Cash Equivalents and Restricted Cash	$114,232	$338,646
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$1,124,484	$763,586
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,238,716	$1,102,232

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Supplemental Cash Flow Information:
Cash paid for interest	$115,112	$19,463
Cash paid for taxes	$7,245	$10,840
Cash paid for operating leases included in the measurement of lease liabilities	$6,364	$9,253
Non-cash investing activity:
Net securities retained from Structured Program transactions	$153,229	$—
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$—	$36,072

The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,203,924	$1,057,030
Restricted cash	34,792	67,454
Total cash, cash equivalents and restricted cash	$1,238,716	$1,124,484

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six-month period ended June 30, 2023, except for the impact of the new adopted accounting standards noted below.

Adoption of New Accounting Standards

The Company adopted the following new accounting standard during the six-month period ended June 30, 2023:

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company adopted this standard as of April 1, 2023. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, and disclosures.

2. Marketplace Revenue

Marketplace revenue consists of (i) origination fees, (ii) servicing fees, (iii) gain (loss) on sales of loans and (iv) net fair value adjustments, as described below.

Origination Fees: The Company receives fees from borrowers for the origination of unsecured personal loans that are held for sale.

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

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Origination fees	$70,989	$149,252	$141,532	$271,345
Servicing fees	22,015	18,166	48,395	36,680
Gain on sales of loans	13,221	29,319	27,346	53,429
Net fair value adjustments	(23,442)	9,647	(38,856)	24,896
Total marketplace revenue	$82,783	$206,384	$178,417	$386,350

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Earnings Per Share

The following table details the computation of the Company’s Basic and Diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic EPS:
Net income attributable to stockholders	$10,110	$182,060	$23,776	$222,896
Weighted-average common shares – Basic	107,892,590	102,776,867	107,405,072	102,138,760
Basic EPS	$0.09	$1.77	$0.22	$2.18

Diluted EPS:
Net income attributable to stockholders	$10,110	$182,060	$23,776	$222,896
Weighted-average common shares – Diluted	107,895,072	105,042,626	107,409,129	104,644,825
Diluted EPS	$0.09	$1.73	$0.22	$2.13

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, credit valuation allowance and fair value of available for sale (AFS) securities were as follows:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$254,999	$—	$(40,483)	$214,516
Senior asset-backed securities related to Structured Program transactions	144,529	—	(605)	143,924
U.S. agency securities	93,449	—	(14,409)	79,040
Mortgage-backed securities	43,723	—	(5,580)	38,143
Other asset-backed securities	29,187	44	(765)	28,466
Other asset-backed securities related to Structured Program transactions (1)	10,550	6,452	(22)	16,980
Municipal securities	3,267	—	(757)	2,510
Total securities available for sale (2)	$579,704	$6,496	$(62,621)	$523,579

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$255,675	$—	$(41,248)	$214,427
U.S. agency securities	90,447	—	(16,053)	74,394
Mortgage-backed securities	26,988	—	(4,470)	22,518
Asset-backed securities related to Structured Program transactions	8,322	9,395	—	17,717
Other asset-backed securities	14,959	29	(785)	14,203
Municipal securities	3,277	—	(834)	2,443
Total securities available for sale (2)	$399,668	$9,424	$(63,390)	$345,702
(1)    As of June 30, 2023, $8.5 million of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    As of June 30, 2023 and December 31, 2022, includes $352.1 million and $319.0 million, respectively, of fair value securities pledged as collateral.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses for which a credit valuation allowance has not been recorded, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$22,653	$(1,331)	$191,863	$(39,152)	$214,516	$(40,483)
Senior asset-backed securities related to Structured Program transactions	94,552	(605)	—	—	94,552	(605)
U.S. agency securities	5,878	(122)	73,162	(14,287)	79,040	(14,409)
Mortgage-backed securities	16,946	(787)	21,197	(4,793)	38,143	(5,580)
Other asset-backed securities	14,035	(48)	8,479	(717)	22,514	(765)
Other asset-backed securities related to Structured Program transactions	5,703	(22)	—	—	5,703	(22)
Municipal securities	—	—	2,510	(757)	2,510	(757)
Total securities with unrealized losses	$159,767	$(2,915)	$297,211	$(59,706)	$456,978	$(62,621)

	Less than 12 months		12 months or longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$111,843	$(15,831)	$102,584	$(25,417)	$214,427	$(41,248)
U.S. agency securities	50,352	(7,213)	24,042	(8,840)	74,394	(16,053)
Mortgage-backed securities	2,441	(229)	20,077	(4,241)	22,518	(4,470)
Other asset-backed securities	4,086	(73)	6,945	(712)	11,031	(785)
Municipal securities	—	—	2,443	(834)	2,443	(834)
Total securities with unrealized losses	$168,722	$(23,346)	$156,091	$(40,044)	$324,813	$(63,390)

There was no activity in the allowance for AFS securities during the second quarters and first halves of 2023 and 2022. At June 30, 2023, the majority of the Company’s AFS investment portfolio was comprised of U.S. agency-backed securities and asset-backed securities related to Structured Program transactions. Management considers U.S. agency-backed securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at June 30, 2023, were rated investment grade. Substantially all of these unrealized losses in the AFS investment portfolio were caused by interest rate increases. The Company does not intend to sell the investment portfolio, and it is not more likely than not that it will be required to sell any investment before recovery of its amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

June 30, 2023	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	$144,529	$143,924
Other asset-backed securities related to Structured Program transactions	10,550	16,980
U.S. agency securities	9,000	8,595
Mortgage-backed securities	1,788	1,583
U.S. agency residential mortgage-backed securities	4	4
Total due after 1 year through 5 years	165,871	171,086	5.19%
Due after 5 years through 10 years:
U.S. agency securities	18,847	17,257
Other asset-backed securities	16,491	16,471
U.S. agency residential mortgage-backed securities	5,512	5,127
Mortgage-backed securities	2,047	1,693
Municipal securities	622	541
Total due after 5 years through 10 years	43,519	41,089	4.19%
Due after 10 years:
U.S. agency residential mortgage-backed securities	249,483	209,385
U.S. agency securities	65,602	53,188
Mortgage-backed securities	39,888	34,867
Other asset-backed securities	12,696	11,995
Municipal securities	2,645	1,969
Total due after 10 years	370,314	311,404	2.69%
Total securities available for sale	$579,704	$523,579	3.52%
(1)    The weighted-average yield is computed using the amortized cost at June 30, 2023.

There were no sales of AFS securities during the second quarters and first halves of 2023 and 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost. Other HFI and all held for sale (HFS) loans are recorded at fair value with the Company’s election of the fair value option. Net accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $32.2 million and $27.9 million as of June 30, 2023 and December 31, 2022, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	June 30, 2023	December 31, 2022
Unsecured personal	$4,371,330	$3,866,373
Residential mortgages	192,256	199,601
Secured consumer	237,372	194,634
Total consumer loans held for investment	4,800,958	4,260,608
Equipment finance (1)	142,073	160,319
Commercial real estate	382,738	373,501
Commercial and industrial (2)	207,580	238,726
Total commercial loans and leases held for investment	732,391	772,546
Total loans and leases held for investment	5,533,349	5,033,154
Allowance for loan and lease losses	(355,163)	(327,852)
Loans and leases held for investment, net (3)	$5,178,186	$4,705,302
(1)    Comprised of sales-type leases for equipment. See “Note 16. Leases” for additional information.
(2)    Includes $17.6 million and $67.0 million of pledged loans under the Paycheck Protection Program (PPP) as of June 30, 2023 and December 31, 2022, respectively.
(3)    As of June 30, 2023 and December 31, 2022, the Company had $4.8 billion and $283.6 million in loans pledged as collateral under the Federal Reserve Bank (FRB) Discount Window, respectively. In addition, as of June 30, 2023 and December 31, 2022, the Company had $151.2 million and $156.2 million in loans pledged to the Federal Home Loan Bank (FHLB) of Des Moines, respectively.

June 30, 2023	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$4,800,958	$341,161	$4,459,797	7.1%
Total commercial loans and leases held for investment	732,391	14,002	718,389	1.9%
Total loans and leases held for investment	$5,533,349	$355,163	$5,178,186	6.4%

December 31, 2022	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$4,260,608	$312,489	$3,948,119	7.3%
Total commercial loans and leases held for investment	772,546	15,363	757,183	2.0%
Total loans and leases held for investment	$5,033,154	$327,852	$4,705,302	6.5%
(1)    Calculated as the ratio of allowance for loan and lease losses (ALLL) to loans and leases HFI at amortized cost.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended June 30,
	2023			2022
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$333,546	$15,311	$348,857	$173,857	$14,128	$187,985
Credit loss expense for loans and leases held for investment	66,874	(684)	66,190	68,314	1,739	70,053
Charge-offs (1)	(63,345)	(924)	(64,269)	(14,707)	(1,145)	(15,852)
Recoveries	4,086	299	4,385	720	354	1,074
Allowance for loan and lease losses, end of period	$341,161	$14,002	$355,163	$228,184	$15,076	$243,260

Reserve for unfunded lending commitments, beginning of period	$67	$1,545	$1,612	$—	$1,512	$1,512
Credit loss expense for unfunded lending commitments	(67)	472	405	136	377	513
Reserve for unfunded lending commitments, end of period (2)	$—	$2,017	$2,017	$136	$1,889	$2,025

	Six Months Ended June 30,
	2023			2022
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$312,489	$15,363	$327,852	$128,812	$15,577	$144,389
Credit loss expense for loans and leases held for investment	137,558	(518)	137,040	122,032	249	122,281
Charge-offs (1)	(115,557)	(1,275)	(116,832)	(23,724)	(1,217)	(24,941)
Recoveries	6,671	432	7,103	1,064	467	1,531
Allowance for loan and lease losses, end of period	$341,161	$14,002	$355,163	$228,184	$15,076	$243,260

Reserve for unfunded lending commitments, beginning of period	$18	$1,860	$1,878	$—	$1,231	$1,231
Credit loss expense for unfunded lending commitments	(18)	157	139	136	658	794
Reserve for unfunded lending commitments, end of period (2)	$—	$2,017	$2,017	$136	$1,889	$2,025
(1)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(2)    Relates to $108.9 million and $132.6 million of unfunded commitments, associated primarily with the commercial loan portfolio, as of June 30, 2023 and 2022, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents year-to-date gross charge-offs by origination year for the period presented:

	Six Months Ended June 30, 2023
	Gross Charge-Offs by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Unsecured personal	$1,596	$63,295	$49,331	$—	$—	$—	$114,222
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	19	1,026	290	—	—	—	1,335
Total consumer loans held for investment	1,615	64,321	49,621	—	—	—	115,557
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Commercial and industrial	—	—	923	—	318	34	1,275
Total commercial loans and leases held for investment	—	—	923	—	318	34	1,275

Total loans and leases held for investment	$1,615	$64,321	$50,544	$—	$318	$34	$116,832

The Company has programs to modify loans for borrowers experiencing financial difficulty. Such modifications primarily include principal forgiveness, term extensions and/or interest rate reductions. Given that unsecured personal loans typically charge-off within a few months following modification, the total amortized cost balances are not significant for the period presented.

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

June 30, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Unsecured personal
Current	$1,374,603	$2,240,402	$679,211	$—	$—	$—	$4,294,216
30-59 days past due	3,279	17,474	9,013	—	—	—	29,766
60-89 days past due	1,865	14,153	7,933	—	—	—	23,951
90 or more days past due	1,213	13,852	8,332	—	—	—	23,397
Total unsecured personal	1,380,960	2,285,881	704,489	—	—	—	4,371,330
Residential mortgages
Current	5	49,346	56,510	30,442	21,358	34,430	192,091
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	165	165
Total residential mortgages	5	49,346	56,510	30,442	21,358	34,595	192,256
Secured consumer
Current	80,331	124,585	29,849	—	2,502	—	237,267
30-59 days past due	—	35	19	—	—	—	54
60-89 days past due	—	51	—	—	—	—	51
90 or more days past due	—	—	—	—	—	—	—
Total secured consumer	80,331	124,671	29,868	—	2,502	—	237,372
Total consumer loans held for investment	$1,461,296	$2,459,898	$790,867	$30,442	$23,860	$34,595	$4,800,958

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

Special Mention – Loans and leases with a potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Company’s credit position at some future date.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

June 30, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Equipment finance
Pass	$3,596	$38,634	$32,754	$13,836	$13,458	$12,394	$114,672
Special mention	—	15,369	1,881	6,295	3,173	—	26,718
Substandard	—	—	—	683	—	—	683
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total equipment finance	3,596	54,003	34,635	20,814	16,631	12,394	142,073
Commercial real estate
Pass	32,401	94,456	38,291	44,179	52,001	79,403	340,731
Special mention	—	—	—	—	259	9,389	9,648
Substandard	—	3,761	6,785	8,415	231	10,577	29,769
Doubtful	—	—	2,043	—	—	—	2,043
Loss	—	—	—	—	—	547	547
Total commercial real estate	32,401	98,217	47,119	52,594	52,491	99,916	382,738
Commercial and industrial
Pass	24,054	76,240	48,898	19,968	9,959	12,337	191,456
Special mention	—	770	29	96	214	558	1,667
Substandard	—	—	4,634	713	3,780	3,688	12,815
Doubtful	—	—	—	—	—	286	286
Loss	—	—	—	—	—	1,356	1,356
Total commercial and industrial	24,054	77,010	53,561	20,777	13,953	18,225	207,580
Total commercial loans and leases held for investment	$60,051	$229,230	$135,315	$94,185	$83,075	$130,535	$732,391

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Equipment finance
Pass	$59,227	$38,218	$25,014	$15,785	$11,880	$3,444	$153,568
Special mention	—	2,094	—	3,759	—	—	5,853
Substandard	—	—	859	—	39	—	898
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total equipment finance	59,227	40,312	25,873	19,544	11,919	3,444	160,319
Commercial real estate
Pass	100,602	53,445	47,497	52,834	35,992	60,976	351,346
Special mention	—	—	8,415	260	1,237	405	10,317
Substandard	—	—	—	643	2,404	8,215	11,262
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	576	576
Total commercial real estate	100,602	53,445	55,912	53,737	39,633	70,172	373,501
Commercial and industrial
Pass	61,076	99,264	24,726	13,866	5,174	10,831	214,937
Special mention	—	—	—	483	163	455	1,101
Substandard	—	9,361	4,529	3,623	797	2,820	21,130
Doubtful	—	—	—	—	—	286	286
Loss	—	—	—	—	1	1,271	1,272
Total commercial and industrial	61,076	108,625	29,255	17,972	6,135	15,663	238,726
Total commercial loans and leases held for investment	$220,905	$202,382	$111,040	$91,253	$57,687	$89,279	$772,546

The following tables present an analysis of the past due loans and leases HFI within the commercial portfolio segment:

June 30, 2023	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$485	$—	$683	$1,168
Commercial real estate	2,115	—	10,561	12,676
Commercial and industrial (1)	184	358	1,608	2,150
Total commercial loans and leases held for investment	$2,784	$358	$12,852	$15,994

December 31, 2022	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$3,172	$—	$859	$4,031
Commercial real estate	—	102	—	102
Commercial and industrial (1)	—	—	1,643	1,643
Total commercial loans and leases held for investment	$3,172	$102	$2,502	$5,776
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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases:

	June 30, 2023		December 31, 2022
	Nonaccrual (1)	Nonaccrual with no related ACL (2)	Nonaccrual (1)	Nonaccrual with no related ACL (2)
Unsecured personal	$23,397	$—	$16,255	$—
Residential mortgages	322	322	331	331
Secured consumer	—	—	188	—
Total nonaccrual consumer loans held for investment	23,719	322	16,774	331

Equipment finance	683	—	898	39
Commercial real estate	19,298	9,360	1,018	1,018
Commercial and industrial	7,683	2,043	16,137	1,229
Total nonaccrual commercial loans and leases held for investment	27,664	11,403	18,053	2,286

Total nonaccrual loans and leases held for investment	$51,383	$11,725	$34,827	$2,617
(1)     Excluding PPP loans, there were no loans and leases that were 90 days or more past due and accruing as of both June 30, 2023 and December 31, 2022.
(2)     Subset of total nonaccrual loans and leases.

	June 30, 2023		December 31, 2022
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$23,719	0.5%	$16,774	0.4%
Total nonaccrual commercial loans and leases held for investment	27,664	3.8%	18,053	2.3%
Total nonaccrual loans and leases held for investment	$51,383	0.9%	$34,827	0.7%
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with consolidated and unconsolidated VIEs. The Company’s transactions with VIEs include Structured Program transactions. The Company has also various forms of involvement with VIEs, including servicing loans and holding senior or subordinated interests in the VIEs. Additionally, the assets and liabilities in the table below exclude intercompany balances that were eliminated in consolidation.

	June 30, 2023			December 31, 2022
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Assets
Restricted cash	$4,330	$—	$4,330	$8,048	$—	$8,048
Securities available for sale at fair value	—	160,905	160,905	—	17,717	17,717
Loans held for investment at fair value	1,753	—	1,753	3,994	—	3,994
Retail and certificate loans held for investment at fair value	932	—	932	1,946	—	1,946
Other assets	23	11,695	11,718	206	10,464	10,670
Total assets	$7,038	$172,600	$179,638	$14,194	$28,181	$42,375
Liabilities
Borrowings	$4,460	$—	$4,460	$8,085	$—	$8,085
Retail notes, certificates and secured borrowings at fair value	932	—	932	1,946	—	1,946
Other liabilities	9	—	9	29	—	29
Total liabilities	5,401	—	5,401	10,060	—	10,060
Total net assets (maximum loss exposure)	$1,637	$172,600	$174,237	$4,134	$28,181	$32,315

Maximum loss exposure represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Unconsolidated VIEs

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value of consideration received:
Cash	$18,051	$—	$18,051	$5,320
Asset-backed securities retained	153,229	—	153,229	2,180
Other assets (liabilities)	2,299	—	2,299	(3,794)
Total consideration	173,579	—	173,579	3,706
Deconsolidation of debt	—	—	—	36,072
Fair value of loans sold	(171,559)	—	(171,559)	(39,519)
Gain on sales of loans (1)	$2,020	$—	$2,020	$259

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$862	$2,407	$1,876	$5,512
Interest received on asset-backed securities retained	$2,406	$2,384	$3,594	$5,079
(1)    Consists of servicing assets recognized at the time of sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale. Prior period amounts have been reclassified to conform to the current period presentation.

Beginning in the second quarter of 2023, the Company resumed its sponsoring of Structured Program transactions in which it retains the senior securities at a contractual interest rate, in addition to the amount required pursuant to the U.S. Risk Retention Rules, and sells the residual certificates. See “Note 4. Securities Available for Sale” for the securities retained in the Company’s investment portfolio related to such transactions.

Holders of the senior securities issued by the unconsolidated VIEs have rights to their contractual cash flows prior to those that hold subordinated interests. There is no direct recourse to the Company’s assets, and holders of the securities can look only to those assets of the VIEs that issued their securities for payment. The beneficial interests are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal loans.

As of June 30, 2023, the aggregate unpaid principal balance held by unconsolidated VIEs was $400.5 million, of which $7.9 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2022, the aggregate unpaid principal balance held by unconsolidated VIEs was $433.5 million, of which $14.8 million was attributable to off-balance sheet loans that were 31 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

June 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$250,361	$250,361
Loans held for investment at fair value	—	—	404,119	404,119
Retail and certificate loans held for investment at fair value	—	—	26,837	26,837
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	214,516	—	214,516
Senior asset-backed securities related to Structured Program transactions	—	1,139	142,785	143,924
U.S. agency securities	—	79,040	—	79,040
Mortgage-backed securities	—	38,143	—	38,143
Other asset-backed securities	—	28,466	—	28,466
Other asset-backed securities related to Structured Program transactions	—	—	16,980	16,980
Municipal securities	—	2,510	—	2,510
Total securities available for sale	—	363,814	159,765	523,579
Servicing assets	—	—	85,387	85,387
Other assets	—	4,726	—	4,726
Total assets	$—	$368,540	$926,469	$1,295,009

Liabilities:
Borrowings	$—	$—	$4,460	$4,460
Retail notes, certificates and secured borrowings	—	—	26,837	26,837
Other liabilities	—	4,726	2,570	7,296
Total liabilities	$—	$4,726	$33,867	$38,593

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

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the second quarters and first halves of 2023 or 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loans Held for Sale at Fair Value

As of both June 30, 2023 and December 31, 2022, the majority of loans HFS were sold shortly after origination and at committed prices. Therefore, the Company is generally not exposed to fluctuations in the fair value of these loans as a result of adverse changes in key assumptions.

Fair Value Reconciliation

The following tables present additional information about Level 3 loans HFS on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value at beginning of period	$44,647	$156,730	$110,400	$142,370
Originations and purchases	1,272,118	2,728,499	2,477,147	4,999,424
Sales	(1,238,252)	(2,811,843)	(2,485,498)	(5,069,544)
Principal payments	(5,135)	(8,524)	(11,600)	(21,860)
Transfers	191,807	(11,888)	191,807	(11,888)
Fair value adjustments recorded in earnings	(14,824)	9,837	(31,895)	24,309
Fair value at end of period	$250,361	$62,811	$250,361	$62,811

Loans Held for Investment at Fair Value

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 loans HFI at fair value:

	June 30, 2023			December 31, 2022
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	8.6%	16.7%	12.7%	8.8%	17.1%	12.7%
Net cumulative expected loss rates (1)	2.2%	10.2%	6.3%	2.1%	9.8%	5.7%
Cumulative expected prepayment rates (1)	22.0%	30.7%	27.3%	26.2%	35.3%	30.8%
(1)    Expressed as a percentage of the acquired principal balance of the loan.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions are as follows:

	June 30, 2023	December 31, 2022
Loans held for investment at fair value	$404,119	$925,938
Expected weighted-average life (in years)	1.0	0.9
Discount rates:
100 basis point increase	$(3,057)	$(7,471)
200 basis point increase	$(6,071)	$(14,830)
Expected credit loss rates on underlying loans:
10% increase	$(2,454)	$(5,574)
20% increase	$(5,006)	$(11,307)
Expected prepayment rates:
10% increase	$(2,146)	$(4,311)
20% increase	$(4,157)	$(7,480)

Fair Value Reconciliation

The following table presents additional information about Level 3 loans HFI at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value at beginning of period	$748,618	$15,384	$925,938	$21,240
Purchases	—	—	4,037	14
Principal payments	(156,287)	(5,724)	(342,738)	(11,747)
Transfers	(191,634)	11,966	(191,634)	11,966
Interest income accretion and fair value adjustments recorded in earnings	3,422	(1,043)	8,516	(890)
Fair value at end of period	$404,119	$20,583	$404,119	$20,583

Retail and Certificate Loans and Related Notes, Certificates and Secured Borrowings

The Company does not assume principal or interest rate risk on loans that were funded by its member payment- dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. At June 30, 2023 and December 31, 2022, the DCF methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. Therefore, the fair value adjustments for retail loans held for investment were largely offset by the corresponding fair value adjustments due to the payment dependent design of the retail notes, certificates and secured borrowings.

Asset-Backed Securities Related to Structured Program Transactions

Prior year comparative disclosures related to significant unobservable inputs, fair value sensitivities and fair value rollforwards for asset-backed securities related to Structured Program transactions are not presented below as the comparability between periods would not be meaningful given that the current period consists primarily of a new type of Structured Program transaction that occurred in the second quarter of 2023. See “Note 6. Securitizations and Variable Interest Entities” for more information.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Senior Asset-Backed Securities Related to Structured Program Transactions

As of June 30, 2023, the fair value of the senior asset-backed securities related to Structured Program transactions was $142.8 million with an expected weighted-average life of 1.5 years. Discount rates were the significant unobservable input used to measure the fair value of this Level 3 asset. The minimum, maximum and weighted-average discount rates assumptions were 7.4% as of June 30, 2023. A hypothetical 100 and 200 basis point increase in discount rates would decrease the fair value by $2.0 million and $3.9 million, respectively.

The following table presents additional information about Level 3 senior asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis:

Three and Six Months Ended
June 30, 2023
Fair value at beginning of period	$—
Additions	144,680
Cash received	(1,290)
Change in unrealized loss	(605)
Fair value at end of period	$142,785

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the
Company’s Level 3 fair value measurements for other asset-backed securities related to Structured Program transactions:

	June 30, 2023
	Minimum	Maximum	Weighted- Average
Discount rates	5.5%	6.6%	5.8%
Net cumulative expected loss rates (1)	7.2%	9.1%	8.3%
Cumulative expected prepayment rates (1)	33.0%	34.0%	33.4%
(1)    Expressed as a percentage of the outstanding collateral balance.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Recurring Fair Value Input Sensitivity

The following tables present adverse changes to the fair value sensitivity of Level 3 other asset-backed securities related to Structured Program transactions to changes in key assumptions:

June 30, 2023
Fair value of interests held	$16,980
Expected weighted-average life (in years)	1.6
Discount rates
100 basis point increase	$(193)
200 basis point increase	$(388)
Expected loss rates
10% increase	$(390)
20% increase	$(798)
Expected prepayment rates
10% increase	$(216)
20% increase	$(496)

Fair Value Reconciliation

The following table presents additional information about Level 3 other asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis:

	Three Months Ended	Six Months Ended
	June 30, 2023
Fair value at beginning of period	$10,397	$12,469
Additions	8,667	8,780
Cash received	(2,084)	(4,269)
Fair value at end of period	$16,980	$16,980

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
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets relating to loans sold to investors:

	June 30, 2023			December 31, 2022
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.5%	16.4%	9.9%	7.5%	16.4%	10.1%
Net cumulative expected loss rates (1)	2.0%	36.4%	15.4%	2.1%	36.7%	15.6%
Cumulative expected prepayment rates (1)	17.0%	47.7%	32.9%	15.8%	47.2%	35.9%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
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

	June 30, 2023	December 31, 2022
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(9,923)	$(10,505)
Servicing rate decrease by 0.10%	$9,923	$10,505

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions:

	June 30, 2023	December 31, 2022
Fair value of servicing assets	$85,387	$84,308
Discount rates
100 basis point increase	$(726)	$(726)
200 basis point increase	$(1,453)	$(1,451)
Expected loss rates
10% increase	$(1,069)	$(1,037)
20% increase	$(2,137)	$(2,074)
Expected prepayment rates
10% increase	$(1,790)	$(1,994)
20% increase	$(3,581)	$(3,989)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value at beginning of period	$89,241	$72,112	$84,308	$67,726
Issuances (1)	13,576	29,090	27,701	51,455
Change in fair value, included in Marketplace revenue	(17,074)	(21,034)	(29,650)	(38,013)
Other net changes	(356)	(741)	3,028	(1,741)
Fair value at end of period	$85,387	$79,427	$85,387	$79,427
(1)    Represents the gains or losses on sales of the related loans.

Financial Instruments, Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

June 30, 2023	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$5,178,186	$—	$—	$5,408,746	$5,408,746
Other assets	37,375	—	36,393	1,359	37,752
Total assets	$5,215,561	$—	$36,393	$5,410,105	$5,446,498
Liabilities:
Deposits (1)	$829,798	$—	$—	$826,478	$826,478
Borrowings	11,215	—	561	10,654	11,215
Other liabilities	59,342	—	28,260	31,082	59,342
Total liabilities	$900,355	$—	$28,821	$868,214	$897,035

December 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,705,302	$—	$—	$4,941,825	$4,941,825
Other assets	36,646	—	35,300	1,397	36,697
Total assets	$4,741,948	$—	$35,300	$4,943,222	$4,978,522
Liabilities:
Deposits (1)	$860,808	$—	$—	$860,808	$860,808
Borrowings	66,773	—	2,619	64,154	66,773
Other liabilities	62,247	—	30,311	31,936	62,247
Total liabilities	$989,828	$—	$32,930	$956,898	$989,828
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2023	December 31, 2022
Software (1)	$188,817	$174,360
Leasehold improvements	31,214	31,214
Computer equipment	24,234	27,410
Furniture and fixtures	6,088	6,088
Total property, equipment and software	250,353	239,072
Accumulated depreciation and amortization	(98,745)	(102,599)
Total property, equipment and software, net	$151,608	$136,473
(1)    Includes $66.5 million and $43.7 million of development in progress for internally-developed software and $4.1 million and $3.0 million of development in progress to customize purchased software as of June 30, 2023 and December 31, 2022, respectively.

Depreciation and amortization expense on property, equipment and software was $10.6 million and $21.8 million for the second quarter and first half of 2023, respectively. Depreciation and amortization expense on property, equipment and software was $9.3 million and $18.8 million for the second quarter and first half of 2022, respectively.

9. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both June 30, 2023 and December 31, 2022. The Company did not record any goodwill impairment expense for the second quarters and first halves of 2023 and 2022. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	June 30, 2023	December 31, 2022
Gross carrying value	$54,500	$54,500
Accumulated amortization	(40,333)	(38,166)
Net carrying value	$14,167	$16,334

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the second quarter and first half of 2023 was $1.0 million and $2.2 million, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2022 was $1.2 million and $2.5 million, respectively. There was no impairment loss for the second quarters and first halves of 2023 and 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The expected future amortization expense for intangible assets as of June 30, 2023, is as follows:

2023	$2,031
2024	3,549
2025	2,901
2026	2,252
2027	1,603
Thereafter	1,831
Total	$14,167

10. Other Assets

Other assets consist of the following:

	June 30, 2023	December 31, 2022
Deferred tax asset, net (1)	$169,317	$173,687
Servicing assets (2)	86,369	85,654
Operating lease assets	55,436	63,872
Nonmarketable equity investments	45,825	38,320
Intangible assets, net (3)	14,167	16,334
Other	122,269	122,439
Total other assets	$493,383	$500,306
(1)    See “Note 15. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $10.4 billion and $11.0 billion as of June 30, 2023 and December 31, 2022, respectively.
(3)    See “Note 9. Goodwill and Intangible Assets” for additional detail.
11. Deposits

Deposits consist of the following:

	June 30, 2023	December 31, 2022
Interest-bearing deposits:
Savings and money market accounts	$4,638,377	$3,616,657
Checking accounts	1,185,574	1,681,095
Certificates of deposit	829,798	860,808
Total	$6,653,749	$6,158,560
Noninterest-bearing deposits	189,786	233,993
Total deposits	$6,843,535	$6,392,553

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Total certificates of deposit at June 30, 2023 are scheduled to mature as follows:

2023	$460,024
2024	347,992
2025	10,528
2026	1,139
2027	9,217
Thereafter	898
Total certificates of deposit	$829,798

The following table presents the amount of certificates of deposit with denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand, segregated by time remaining until maturity, as of June 30, 2023:

	Three months or less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
Certificates of deposit	$2,351	$4,658	$3,536	$3,913	$14,458

12. Borrowings

Short-term Borrowings:

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. The aggregate debt outstanding under the Company’s repurchase agreements was $0.6 million and $2.6 million at June 30, 2023 and December 31, 2022, respectively.

In addition, the Company has available borrowing capacity with the FRB and FHLB of Des Moines totaling $4.1 billion and $605.5 million with pledged collateral totaling $5.3 billion and $754.0 million at June 30, 2023 and December 31, 2022, respectively.

Long-term Debt:

The following table summarizes the Company’s long-term debt, as of the dates indicated:

	June 30, 2023	December 31, 2022
Advances from PPPLF (1):
Aggregate debt outstanding (fixed interest rate of 0.35%)	$10,654	$64,154
Pledged collateral	$17,640	$66,971
Retail notes, certificates and secured borrowings (2):
Aggregate debt outstanding	$26,837	$55,425
Payable on Structured Program borrowings (3):
Aggregate debt outstanding	$4,460	$8,085
Pledged collateral	$5,972	$9,708
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
(3)    Consists of certificate participations and securities of certain consolidated VIEs held by third-party investors and secured by “Loans held for investment at fair value” totaling $1.8 million and $4.0 million and “Restricted cash” of $4.2 million and $5.7 million as of June 30, 2023 and December 31, 2022, respectively.

13. Other Liabilities

Other liabilities consist of the following:

	June 30, 2023	December 31, 2022
Operating lease liabilities	$68,095	$77,291
Accounts payable and accrued expenses	60,815	98,173
Payable to investors (1)	28,260	30,311
Other	93,766	86,842
Total other liabilities	$250,936	$292,617
(1)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

14. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs), cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs and PBRSUs	$18,145	$19,804	$32,437	$37,167
Stock options	—	20	—	40
Stock-based compensation expense, gross	18,145	19,824	32,437	37,207
Less: Capitalized stock-based compensation expense	2,317	2,051	4,721	3,740
Stock-based compensation expense, net	$15,828	$17,773	$27,716	$33,467

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	8,672,626	$12.94
Granted	6,299,789	$7.71
Vested	(2,761,401)	$11.96
Forfeited/expired	(1,480,127)	$12.72
Unvested at June 30, 2023	10,730,887	$10.15

During the first half of 2023, the Company granted 6,299,789 RSUs with an aggregate fair value of $48.6 million.

As of June 30, 2023, there was $98.8 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the next 2.0 years, subject to any forfeitures.

Performance-based Restricted Stock Units

PBRSUs are restricted stock unit awards that are earned based upon the achievement of certain pre-established performance metrics over a pre-established performance period. The Company’s outstanding PBRSU awards each have a market-based performance metric with a three-year performance period, following which any earned portion is immediately vested. For these PBRSU awards, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metrics) and expensed over the performance period.

The following table summarizes the activities for the Company’s PBRSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	1,754,898	$11.19
Granted	807,499	$7.15
Vested	(870,766)	$4.22
Forfeited/expired	(104,084)	$11.77
Unvested at June 30, 2023	1,587,547	$12.63

During the first half of 2023, the Company granted 807,499 PBRSUs with an aggregate fair value of $5.8 million.

As of June 30, 2023, there was $9.4 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over the next 1.8 years, subject to any forfeitures.

15. Income Taxes

For the second quarter and first half of 2023, the Company recorded an income tax expense of $4.7 million and $8.8 million, representing an effective tax rate of 31.7% and 27.1%, respectively. The second quarter effective tax

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

rate differs from the statutory rate as it was favorably affected by recurring items such as tax credits and was unfavorably affected by nondeductible portions of executive compensation. Additionally, the effective tax rate was unfavorably impacted by the discrete tax impact recognized during the period related to stock-based compensation. For the second quarter and first half of 2022, the Company recorded an income tax benefit of $132.0 million and $127.0 million, respectively. The income tax benefit for the second quarter and first half of 2022 was primarily due to the release of a $135.3 million valuation allowance against the Company’s deferred tax assets, partially offset by a $3.3 million state income tax expense.

The following table summarizes the Company’s net deferred tax assets:

	June 30, 2023	December 31, 2022
Deferred tax assets, net of liabilities	$216,929	$221,408
Valuation allowance	(47,612)	(47,721)
Deferred tax assets, net of valuation allowance	$169,317	$173,687

16. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the second quarter and first half of 2023, interest earned on Equipment Finance was $2.3 million and $5.2 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement. For the second quarter and first half of 2022, interest earned on Equipment Finance was $2.5 million and $5.1 million, respectively.

The components of Equipment Finance assets are as follows:

	June 30, 2023	December 31, 2022
Lease receivables	$120,046	$137,969
Unguaranteed residual asset values	35,105	39,262
Unearned income	(13,816)	(17,786)
Deferred fees	738	874
Total	$142,073	$160,319

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of June 30, 2023 were as follows:

2023	$24,987
2024	40,333
2025	29,078
2026	17,503
2027	7,881
Thereafter	5,539
Total lease payments	$125,321
Discount effect	(5,275)
Present value of future minimum lease payments	$120,046

Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of June 30, 2023, the lease agreements have remaining lease terms ranging from approximately one year to eight years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. As of June 30, 2023, the Company pledged $0.4 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	June 30, 2023	December 31, 2022
Operating lease assets	Other assets	$55,436	$63,872
Operating lease liabilities	Other liabilities	$68,095	$77,291

Components of net lease costs were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Net Lease Costs	Income Statement Classification	2023	2022	2023	2022
Operating lease costs	Occupancy	$(3,334)	$(4,366)	$(6,262)	$(8,846)
Sublease revenue	Other non-interest income	—	1,310	—	2,847
Net lease costs		$(3,334)	$(3,056)	$(6,262)	$(5,999)

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-cash operating activity:
Leased assets obtained or adjusted in exchange for new, amended, and modified operating lease liabilities	$—	$—	$(4,664)	$—

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s future minimum undiscounted lease payments under operating leases as of June 30, 2023 were as follows:

Operating Lease Payments
2023	$6,434
2024	12,798
2025	13,129
2026	11,710
2027	10,987
Thereafter	27,238
Total lease payments	$82,296
Discount effect	(14,201)
Present value of future minimum lease payments	$68,095

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	June 30, 2023
Weighted-average remaining lease term (in years)	6.7
Weighted-average discount rate	5.39%

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

Unfunded Loan Commitments

As of June 30, 2023 and December 31, 2022, the contractual amount of unfunded loan commitments was $108.9 million and $138.0 million, respectively. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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

The following table summarizes the Company’s regulatory capital amounts (in millions) and ratios:

LendingClub	June 30, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$1,053.5	16.1%	$1,005.8	15.8%	7.0%
Tier 1 capital	$1,053.5	16.1%	$1,005.8	15.8%	8.5%
Total capital	$1,138.3	17.4%	$1,088.1	17.1%	10.5%
Tier 1 leverage	$1,053.5	12.4%	$1,005.8	14.1%	4.0%
Risk-weighted assets	$6,526.5	N/A	$6,360.7	N/A	N/A
Quarterly adjusted average assets	$8,522.6	N/A	$7,119.0	N/A	N/A
N/A – Not applicable
(1)     Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table summarizes LC Bank’s regulatory capital amounts (in millions) and ratios:

LendingClub Bank	June 30, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$939.3	14.7%	$852.2	13.8%	7.0%
Tier 1 capital	$939.3	14.7%	$852.2	13.8%	8.5%
Total capital	$1,022.6	16.0%	$932.4	15.1%	10.5%
Tier 1 leverage	$939.3	11.3%	$852.2	12.5%	4.0%
Risk-weighted assets	$6,406.5	N/A	$6,194.0	N/A	N/A
Quarterly adjusted average assets	$8,300.0	N/A	$6,795.2	N/A	N/A
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

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At June 30, 2023 and December 31, 2022, the

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since June 30, 2023 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. Additionally, under an Operating Agreement with the OCC (Operating Agreement), LC Bank is required to obtain a written determination of non-objection from the OCC before declaring any dividend. No dividends were declared by LC Bank during the first half of 2023 or during 2022. See “Part I – Item 1. Business – Regulation and Supervision – Broad Powers to Ensure Safety and Soundness” in our Annual Report for further discussion regarding the Operating Agreement.

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

19. Other Non-interest Income and Non-interest Expense

Other non-interest income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Referral revenue	$1,531	$4,025	$2,979	$7,716
Realized gains on sales of securities available for sale	—	—	—	36
Other	1,504	3,423	3,412	9,587
Total other non-interest income	$3,035	$7,448	$6,391	$17,339

Other non-interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consumer credit services	$2,480	$5,670	$7,447	$11,194
Other	12,842	11,751	25,578	20,231
Total other non-interest expense	$15,322	$17,421	$33,025	$31,425

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

All of the Company’s revenue is generated in the United States. The Company has experienced reductions in marketplace investor demand in connection with increases in interest rates and volatility in the macro economy. Accordingly, during both the second quarter and first half of 2023, one marketplace bank investor accounted for 14% of total net revenue. No other individual borrower or marketplace investor accounted for 10% or more of total net revenue for any of the periods presented.

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

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the Acquisition. This activity includes, but is not limited to, servicing fee revenue for loans serviced prior to the Acquisition, and interest income and interest expense related to the Retail Program and Structured Program transactions entered into prior to the Acquisition.

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$62,006	$191,087	$7,772	$11,167	$13,005	$4,130	$82,783	$206,384
Other non-interest income	21,743	20,041	2,431	3,914	(21,139)	(16,507)	3,035	7,448
Total non-interest income	83,749	211,128	10,203	15,081	(8,134)	(12,377)	85,818	213,832

Interest income:
Interest income	210,514	120,152	3,972	8,316	—	—	214,486	128,468
Interest expense	(66,546)	(6,213)	(1,288)	(6,029)	—	—	(67,834)	(12,242)
Net interest income	143,968	113,939	2,684	2,287	—	—	146,652	116,226

Total net revenue	227,717	325,067	12,887	17,368	(8,134)	(12,377)	232,470	330,058

Provision for credit losses	(66,611)	(70,566)	16	—	—	—	(66,595)	(70,566)
Non-interest expense	(142,563)	(196,636)	(16,650)	(25,127)	8,134	12,377	(151,079)	(209,386)
Income (Loss) before income tax benefit (expense)	18,543	57,865	(3,747)	(7,759)	—	—	14,796	50,106
Income tax benefit (expense)	(5,429)	(17,318)	743	85,864	—	63,408	(4,686)	131,954
Net income (loss)	$13,114	$40,547	$(3,004)	$78,105	$—	$63,408	$10,110	$182,060
Capital expenditures	$15,857	$15,783	$—	$—	$—	$—	$15,857	$15,783
Depreciation and amortization	$7,073	$3,510	$4,565	$7,047	$—	$—	$11,638	$10,557

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$134,694	$355,922	$20,880	$26,298	$22,843	$4,130	$178,417	$386,350
Other non-interest income	40,904	39,539	4,984	8,137	(39,497)	(30,337)	6,391	17,339
Total non-interest income	175,598	395,461	25,864	34,435	(16,654)	(26,207)	184,808	403,689

Interest income:
Interest income	408,844	219,975	8,055	20,146	—	—	416,899	240,121
Interest expense	(120,442)	(9,857)	(3,101)	(14,358)	—	—	(123,543)	(24,215)
Net interest income	288,402	210,118	4,954	5,788	—	—	293,356	215,906

Total net revenue	464,000	605,579	30,818	40,223	(16,654)	(26,207)	478,164	619,595

Provision for credit losses	(137,195)	(123,075)	16	—	—	—	(137,179)	(123,075)
Non-interest expense	(290,946)	(375,095)	(34,095)	(51,702)	16,654	26,207	(308,387)	(400,590)
Income (Loss) before income tax benefit (expense)	35,859	107,409	(3,261)	(11,479)	—	—	32,598	95,930
Income tax benefit (expense)	(9,685)	(29,673)	863	103,591	—	53,048	(8,822)	126,966
Net income (loss)	$26,174	$77,736	$(2,398)	$92,112	$—	$53,048	$23,776	$222,896
Capital expenditures	$32,255	$37,358	$—	$—	$—	$—	$32,255	$37,358
Depreciation and amortization	$13,967	$7,010	$10,025	$14,586	$—	$—	$23,992	$21,596

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Assets
Total cash and cash equivalents	$1,176,563	$1,020,874	$74,632	$56,475	$(47,271)	$(20,319)	$1,203,924	$1,057,030
Restricted cash	—	—	41,206	75,409	(6,414)	(7,955)	34,792	67,454
Securities available for sale at fair value	515,466	329,287	8,113	16,415	—	—	523,579	345,702
Loans held for sale at fair value	250,361	110,400	—	—	—	—	250,361	110,400
Loans and leases held for investment, net	5,178,186	4,705,302	—	—	—	—	5,178,186	4,705,302
Loans held for investment at fair value	390,654	906,711	13,465	19,227	—	—	404,119	925,938
Retail and certificate loans held for investment at fair value	—	—	26,837	55,425	—	—	26,837	55,425
Property, equipment and software, net	127,438	102,274	24,170	34,199	—	—	151,608	136,473
Investment in subsidiary	—	—	797,899	755,319	(797,899)	(755,319)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	335,118	339,341	177,798	173,851	(19,533)	(12,886)	493,383	500,306
Total assets	8,049,503	7,589,906	1,164,120	1,186,320	(871,117)	(796,479)	8,342,506	7,979,747
Liabilities and Equity
Total deposits	6,897,220	6,420,827	—	—	(53,685)	(28,274)	6,843,535	6,392,553
Borrowings	10,654	64,154	5,021	10,704	—	—	15,675	74,858
Retail notes, certificates and secured borrowings at fair value	—	—	26,837	55,425	—	—	26,837	55,425
Other liabilities	156,563	189,185	113,921	116,318	(19,548)	(12,886)	250,936	292,617
Total liabilities	7,064,437	6,674,166	145,779	182,447	(73,233)	(41,160)	7,136,983	6,815,453
Total equity	985,066	915,740	1,018,341	1,003,873	(797,884)	(755,319)	1,205,523	1,164,294
Total liabilities and equity	$8,049,503	$7,589,906	$1,164,120	$1,186,320	$(871,117)	$(796,479)	$8,342,506	$7,979,747

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Overview

LendingClub is America’s leading digital marketplace bank. The Company was founded in 2006 and brought a traditional credit product – the installment loan – into the digital age by leveraging technology, data science, and a unique marketplace model. In doing so, we became one of the largest providers of unsecured personal loans in the United States. In February 2021, LendingClub completed the acquisition of Radius, becoming a bank holding company and forming LC Bank as its wholly-owned subsidiary. We operate the vast majority of our business through LC Bank, as a lender and originator of loans and as a regulated and award-winning digital bank in the United States.

Executive Summary

The interest rate environment and broader economic volatility is adversely impacting our business, predominantly through investor demand and pricing for marketplace loans. While we expect these headwinds to persist, we’re managing the business prudently, continuing our disciplined credit underwriting, and developing new structures to meet the evolving needs of loan investors. We maintained strong liquidity and capital levels and delivered the following results, despite a challenging economic environment.

•Loan originations: Loan originations for the second quarter of 2023 decreased $277.1 million, or 12%, sequentially and $1.8 billion, or 48%, year over year, primarily driven by a decrease in unsecured personal loan origination volume. We attribute the decrease in volume to the rising interest rate environment.
◦Loan originations held for investment (HFI) at amortized cost for the second quarter of 2023 decreased $344.6 million, or 34%, sequentially and $363.7 million, or 36%, year over year.
◦Loan originations HFI at amortized cost as a percentage of loan originations was 33% and 44% for the second and first quarters of 2023, respectively, and 27% for the second quarter of 2022. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.

•Total net revenue: Total net revenue for the second quarter of 2023 decreased $13.2 million, or 5%, sequentially and $97.6 million, or 30%, year over year.
◦Marketplace revenue: Marketplace revenue for the second quarter of 2023 decreased $12.9 million, or 13%, sequentially and $123.6 million, or 60%, year over year. The sequential decrease was primarily due to lower loan sales prices and a one-time revenue benefit related to slower prepayments recorded in the prior quarter. The year over year decrease was primarily due to lower origination volume and pricing of marketplace loans.
◦Net interest income: Net interest income for the second quarter of 2023 remained relatively flat sequentially and increased $30.4 million, or 26%, year over year. The increase was primarily driven by higher interest income due to a higher average balance of loans retained as HFI in the current period, partially offset by higher interest rates on deposits.
◦Net interest margin: Net interest margin for the second quarter of 2023 was 7.1%, decreasing from 7.5% in the first quarter of 2023 and from 8.5% in the second quarter of 2022, primarily due to higher interest rates on deposits.

•Provision for credit losses: Provision for credit losses for the second quarter of 2023 decreased $4.0 million, or 6%, both sequentially and year over year. The decrease was primarily due to the lower volume of loans HFI at amortized cost and the related initial provision for credit losses, partially offset by the discounting effect of the net present value (NPV) on prior loan vintages and additional qualitative allowance reflecting a modest increase in expected losses and a less favorable economic outlook.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
•Total non-interest expense: Total non-interest expense for the second quarter of 2023 decreased $6.2 million, or 4%, sequentially and $58.3 million, or 28%, year over year. The decrease was primarily driven by a decrease in headcount as a result of the cost reduction and reorganization plan we implemented in January 2023 as well as a decrease in variable marketing expenses based on lower origination volume and prudent management of expenses.

•Net income: Net income for the second quarter of 2023 decreased $3.6 million, or 26%, sequentially and $172.0 million, or 94%, year over year. Net income for the second quarter of 2022 included a tax benefit of $135.3 million due to the reversal of the majority of our valuation allowance against our deferred tax assets.

•Diluted EPS: Diluted EPS for the second quarter of 2023 was $0.09, compared to $0.13 for the first quarter of 2023 and $1.73 for the same quarter last year. Diluted EPS for the second quarter of 2022 included a $1.28 per share benefit from the deferred tax valuation allowance reversal.

•Pre-provision net revenue: Pre-provision net revenue for the second quarter of 2023 decreased $7.0 million, or 8%, sequentially and $39.3 million, or 33%, year over year, reflecting lower non-interest income, partially offset by lower non-interest expense.

•Cash and cash equivalents: Total cash and cash equivalents as of June 30, 2023 decreased $433.1 million, or 26%, sequentially and increased $161.9 million, or 16%, year over year. The sequential decrease reflects a lower cash position primarily due to the planned maturity of brokered deposits.

•Total assets: Total assets as of June 30, 2023 decreased $411.5 million, or 5%, sequentially, primarily due to the decrease in cash and cash equivalents resulting from lower deposits. Total assets as of June 30, 2023 increased $2.2 billion, or 35%, year over year primarily reflecting growth in loans HFI and an increase in cash and cash equivalents due to the growth in deposits.

•Deposits: Total deposits as of June 30, 2023 decreased $375.3 million, or 5%, sequentially, and increased $2.3 billion, or 51%, year over year. The sequential decrease was primarily due to the planned maturity of brokered deposits. Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 85% of total deposits as of June 30, 2023.

•Total equity: Total equity as of June 30, 2023 increased $14.8 million, or 1%, sequentially, and $126.4 million, or 12%, year over year, primarily reflecting net income generated over the period.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights
We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	As of and for the Three Months Ended			As of and for the Six Months Ended June 30,
	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Non-interest income	$85,818	$98,990	$213,832	$184,808	$403,689
Net interest income	146,652	146,704	116,226	293,356	215,906
Total net revenue	232,470	245,694	330,058	478,164	619,595
Non-interest expense	151,079	157,308	209,386	308,387	400,590
Pre-provision net revenue (1)	81,391	88,386	120,672	169,777	219,005
Provision for credit losses	66,595	70,584	70,566	137,179	123,075
Income before income tax benefit (expense)	14,796	17,802	50,106	32,598	95,930
Income tax benefit (expense)	(4,686)	(4,136)	131,954	(8,822)	126,966
Net income	10,110	13,666	182,060	23,776	222,896
Income tax benefit from release of tax valuation allowance	N/A	N/A	135,300	N/A	135,300
Net income excluding income tax benefit (1)(2)	$10,110	$13,666	$46,760	$23,776	$87,596

Basic EPS	$0.09	$0.13	$1.77	$0.22	$2.18
Diluted EPS	$0.09	$0.13	$1.73	$0.22	$2.13
Diluted EPS excluding income tax benefit (1)(2)	$0.09	$0.13	$0.45	$0.22	$0.85

LendingClub Corporation Performance Metrics:
Net interest margin	7.1%	7.5%	8.5%	7.3%	8.4%
Efficiency ratio (3)	65.0%	64.0%	63.4%	64.5%	64.7%
Return on average equity (ROE)	3.4%	4.6%	33.8%	4.0%	24.4%
Return on average total assets (ROA)	0.5%	0.7%	5.5%	0.6%	4.0%
Marketing as a % of loan originations	1.2%	1.2%	1.6%	1.2%	1.7%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	16.1%	15.6%	20.0%
Tier 1 leverage ratio	12.4%	12.8%	16.2%
Book value per common share	$11.09	$11.08	$10.41
Tangible book value per common share(1)	$10.26	$10.23	$9.50

Loan Originations (in millions) (4):
Marketplace loans	$1,353	$1,286	$2,819	$2,639	$5,180
Loan originations held for investment	657	1,002	1,021	1,659	1,877
Total loan originations	$2,011	$2,288	$3,840	$4,298	$7,057
Loan originations held for investment as % of total loan originations	33%	44%	27%	39%	27%

Servicing portfolio AUM (in millions) (5):
Total servicing portfolio	$15,669	$16,060	$14,783
Loans serviced for others	$10,204	$10,504	$11,382
(1)    Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information.
(2)    The second quarter and first half of 2022 excludes an income tax benefit of $135.3 million due to the release of our deferred tax asset valuation allowance.
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

	As of and for the Three Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022
Balance Sheet Data:
Loans and leases held for investment at amortized cost, net, excluding PPP loans	$5,160,546	$5,091,969	$3,692,667
PPP loans	$17,640	$51,112	$118,794
Total loans and leases held for investment at amortized cost, net (1)	$5,178,186	$5,143,081	$3,811,461
Loans held for investment at fair value	$404,119	$748,618	$20,583
Total loans and leases held for investment	$5,582,305	$5,891,699	$3,832,044
Total assets	$8,342,506	$8,754,018	$6,186,765
Total deposits	$6,843,535	$7,218,854	$4,527,672
Total liabilities	$7,136,983	$7,563,276	$5,107,648
Total equity	$1,205,523	$1,190,742	$1,079,117

Allowance Ratios(1):
ALLL to total loans and leases held for investment	6.4%	6.4%	6.0%
ALLL to consumer loans and leases held for investment	7.1%	7.1%	6.9%
ALLL to commercial loans and leases held for investment	1.9%	2.0%	2.0%
Net charge-offs	$59,884	$49,845	$14,778
Net charge-off ratio(2)	4.4%	3.8%	1.6%
(1)    Excludes loans held for investment at fair value, which primarily consists of a loan portfolio that was acquired at the end of 2022.
(2)    Calculated as annualized net charge-offs divided by average outstanding loans and leases HFI at amortized cost during the period, excluding PPP loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2023	March 31, 2023	June 30, 2022	Q2 2023 vs Q1 2023	Q2 2023 vs Q2 2022
Non-interest income:
Marketplace revenue	$82,783	$95,634	$206,384	(13)%	(60)%
Other non-interest income	3,035	3,356	7,448	(10)%	(59)%
Total non-interest income	85,818	98,990	213,832	(13)%	(60)%

Interest income:
Interest on loans held for sale	4,433	5,757	7,130	(23)%	(38)%
Interest and fees on loans and leases held for investment	162,085	150,467	108,911	8%	49%
Interest on loans held for investment at fair value	21,692	26,892	631	(19)%	N/M
Interest on retail and certificate loans held for investment at fair value	1,194	1,683	5,091	(29)%	(77)%
Interest on securities available for sale	5,948	3,900	4,426	53%	34%
Other	19,134	13,714	2,279	40%	N/M
Total interest income	214,486	202,413	128,468	6%	67%

Interest expense:
Interest on deposits	66,521	53,273	6,078	25%	N/M
Interest on retail notes, certificates and secured borrowings	1,194	1,683	5,091	(29)%	(77)%
Other interest expense	119	753	1,073	(84)%	(89)%
Total interest expense	67,834	55,709	12,242	22%	454%

Net interest income	146,652	146,704	116,226	—%	26%

Total net revenue	232,470	245,694	330,058	(5)%	(30)%

Provision for credit losses	66,595	70,584	70,566	(6)%	(6)%

Non-interest expense:
Compensation and benefits	71,553	73,307	85,103	(2)%	(16)%
Marketing	23,940	26,880	61,497	(11)%	(61)%
Equipment and software	13,968	13,696	12,461	2%	12%
Depreciation and amortization	11,638	12,354	10,557	(6)%	10%
Professional services	9,974	9,058	16,138	10%	(38)%
Occupancy	4,684	4,310	6,209	9%	(25)%
Other non-interest expense	15,322	17,703	17,421	(13)%	(12)%
Total non-interest expense	151,079	157,308	209,386	(4)%	(28)%

Income before income tax benefit (expense)	14,796	17,802	50,106	(17)%	(70)%
Income tax benefit (expense)	(4,686)	(4,136)	131,954	13%	(104)%
Net income	$10,110	$13,666	$182,060	(26)%	(94)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2023	2022	Change (%)
Non-interest income:
Marketplace revenue	$178,417	$386,350	(54)%
Other non-interest income	6,391	17,339	(63)%
Total non-interest income	184,808	403,689	(54)%

Interest income:
Interest on loans held for sale	10,190	14,580	(30)%
Interest and fees on loans and leases held for investment	312,552	200,353	56%
Interest on loans held for investment at fair value	48,584	1,224	N/M
Interest on retail and certificate loans held for investment at fair value	2,877	12,060	(76)%
Interest on securities available for sale	9,848	8,937	10%
Other	32,848	2,967	N/M
Total interest income	416,899	240,121	74%

Interest expense:
Interest on deposits	119,794	9,516	N/M
Interest on retail notes, certificates and secured borrowings	2,877	12,060	(76)%
Other interest expense	872	2,639	(67)%
Total interest expense	123,543	24,215	410%

Net interest income	293,356	215,906	36%

Total net revenue	478,164	619,595	(23)%

Provision for credit losses	137,179	123,075	11%

Non-interest expense:
Compensation and benefits	144,860	166,713	(13)%
Marketing	50,820	116,577	(56)%
Equipment and software	27,664	23,507	18%
Depreciation and amortization	23,992	21,596	11%
Professional services	19,032	28,544	(33)%
Occupancy	8,994	12,228	(26)%
Other non-interest expense	33,025	31,425	5%
Total non-interest expense	308,387	400,590	(23)%

Income before income tax benefit (expense)	32,598	95,930	(66)%
Income tax benefit (expense)	(8,822)	126,966	(107)%
Net income	$23,776	$222,896	(89)%

The analysis below is presented for the following periods: Second quarter of 2023 compared to the first quarter of 2023 (sequential), second quarter of 2023 compared to the second quarter of 2022 (year over year) and first half of 2023 compared to the first half of 2022 (six months over six months).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	June 30, 2023	March 31, 2023	June 30, 2022	Q2 2023 vs Q1 2023	Q2 2023 vs Q2 2022
Origination fees	$70,989	$70,543	$149,252	1%	(52)%
Servicing fees	22,015	26,380	18,166	(17)%	21%
Gain on sales of loans	13,221	14,125	29,319	(6)%	(55)%
Net fair value adjustments	(23,442)	(15,414)	9,647	52%	N/M
Total marketplace revenue	$82,783	$95,634	$206,384	(13)%	(60)%

	Six Months Ended June 30,
	2023	2022	Change (%)
Origination fees	$141,532	$271,345	(48)%
Servicing fees	48,395	36,680	32%
Gain on sales of loans	27,346	53,429	(49)%
Net fair value adjustments	(38,856)	24,896	N/M
Total marketplace revenue	$178,417	$386,350	(54)%

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

Origination Fees

Origination fees recorded as a component of marketplace revenue are primarily fees earned related to originating and issuing unsecured personal loans that are held for sale. The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Change (%)
	June 30, 2023	March 31, 2023	June 30, 2022	Q2 2023 vs Q1 2023	Q2 2023 vs Q2 2022
Marketplace loans	$1,353,134	$1,285,648	$2,819,263	5%	(52)%
Loan originations held for investment	657,380	1,001,989	1,021,110	(34)%	(36)%
Total loan originations (1)	$2,010,514	$2,287,637	$3,840,373	(12)%	(48)%

	Six Months Ended June 30,
	2023	2022	Change (%)
Marketplace loans	$2,638,782	$5,179,501	(49)%
Loan originations held for investment	1,659,369	1,877,422	(12)%
Total loan originations (1)	$4,298,151	$7,056,923	(39)%
(1)    Includes unsecured personal loans and auto loans only.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Sequential: Origination fees were relatively flat for the second quarter of 2023 compared to the first quarter of 2023. Loan origination volume of marketplace loans increased to $1.4 billion for the second quarter of 2023 compared to $1.3 billion for the first quarter of 2023, an increase of 5%.

Year Over Year: Origination fees were $71.0 million and $149.3 million for the second quarters of 2023 and 2022, respectively, a decrease of 52%. The decrease was due to lower origination volume of marketplace loans. Loan origination volume of marketplace loans decreased to $1.4 billion for the second quarter of 2023 compared to $2.8 billion for the second quarter of 2022, a decrease of 52%, resulting from lower investor demand due to the rising interest rate environment.

Six Months Over Six Months: Origination fees were $141.5 million and $271.3 million for the first halves of 2023 and 2022, respectively, a decrease of 48%. The decrease was due to lower origination volume of marketplace loans. Loan origination volume of marketplace loans decreased to $2.6 billion for the first half of 2023 compared to $5.2 billion for the first half of 2022, a decrease of 49%, resulting from lower investor demand due to the rising interest rate environment.

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

				Change (%)
	June 30, 2023	March 31, 2023	June 30, 2022	Q2 2023 vs Q1 2023	Q2 2023 vs Q2 2022
AUM (in millions):
Loans serviced for others	$10,204	$10,504	$11,382	(3)%	(10)%
Loans held by LendingClub Bank	5,425	5,499	3,258	(1)%	67%
Retail notes, certificates and secured borrowings	28	41	127	(32)%	(78)%
Other loans invested in by the Company	12	16	16	(25)%	(25)%
Total	$15,669	$16,060	$14,783	(2)%	6%

In addition to the loans serviced on our marketplace platform, we serviced $146.9 million, $159.1 million and $183.6 million in outstanding principal balance of commercial loans sold as of June 30, 2023, March 31, 2023 and June 30, 2022, respectively.

Sequential: Servicing fees were $22.0 million and $26.4 million for the second and first quarters of 2023, respectively, a decrease of 17%. This was primarily due to slower forecasted prepayments in the first quarter of 2023 resulting in a higher fair value of the servicing asset in the first quarter of 2023 compared to the second quarter of 2023.

Year Over Year: Servicing fees were $22.0 million and $18.2 million for the second quarters of 2023 and 2022, respectively, an increase of 21%. This was primarily due to an increase in the fair value of the servicing asset based on higher expected servicing fee revenue, partially offset by a decrease in loan balances serviced for others.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Six Months Over Six Months: Servicing fees were $48.4 million and $36.7 million for the first halves of 2023 and 2022, respectively, an increase of 32%. This was primarily due to an increase in the fair value of the servicing asset based on higher expected servicing fee revenue, including from slower forecasted prepayments.

Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

Sequential: Gain on sales of loans was $13.2 million and $14.1 million for the second and first quarters of 2023, respectively, a decrease of 6%. The decrease was due to lower average servicing fees on marketplace loans sold in the second quarter of 2023 compared to the first quarter of 2023.

Year Over Year: Gain on sales of loans was $13.2 million and $29.3 million for the second quarters of 2023 and 2022, respectively, a decrease of 55%. The decrease was primarily due to a decrease in the volume of marketplace loans sold.

Six Months Over Six Months: Gain on sales of loans was $27.3 million and $53.4 million for the first halves of 2023 and 2022, respectively, a decrease of 49%. The decrease was primarily due to a decrease in the volume of marketplace loans sold.

Net Fair Value Adjustments

We record fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

Sequential: Net fair value adjustments were $(23.4) million and $(15.4) million for the second and first quarters of 2023, respectively, a decrease of $8.0 million. The decrease was primarily due to lower loan sale prices.

Year Over Year: Net fair value adjustments were $(23.4) million and $9.6 million for the second quarters of 2023 and 2022, respectively, a decrease of $33.1 million. The decrease was primarily due to lower loan sale prices.

Six Months Over Six Months: Net fair value adjustments were $(38.9) million and $24.9 million for the first halves of 2023 and 2022, respectively, a decrease of $63.8 million. The decrease was primarily due to lower loan sale prices.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Non-interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The tables below illustrate the composition of other non-interest income for each period presented:

	Three Months Ended			Change (%)
	June 30, 2023	March 31, 2023	June 30, 2022	Q2 2023 vs Q1 2023	Q2 2023 vs Q2 2022
Referral revenue	$1,531	$1,448	$4,025	6%	(62)%
Other	1,504	1,908	3,423	(21)%	(56)%
Other non-interest income	$3,035	$3,356	$7,448	(10)%	(59)%

	Six Months Ended June 30,		Change (%)
	2023	2022	Q2 2023 vs Q2 2022
Referral revenue	$2,979	$7,716	(61)%
Realized gains on sales of securities available for sale	—	36	(100)%
Other	3,412	9,587	(64)%
Other non-interest income	$6,391	$17,339	(63)%

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

	Three Months Ended June 30, 2023			Three Months Ended March 31, 2023			Three Months Ended June 30, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$1,512,700	$19,134	5.06%	$1,220,677	$13,714	4.49%	$1,023,192	$2,279	0.89%
Securities available for sale at fair value	437,473	5,948	5.44%	362,960	3,900	4.30%	409,327	4,426	4.32%
Loans held for sale at fair value	106,865	4,433	16.59%	110,580	5,757	20.83%	156,503	7,130	18.22%
Loans and leases held for investment at amortized cost:
Unsecured personal loans (2)	4,360,506	145,262	13.33%	4,066,713	133,687	13.15%	2,692,148	95,529	14.19%
Secured consumer loans	399,488	4,088	4.09%	381,760	3,706	3.88%	268,091	2,351	3.51%
Commercial loans and leases	728,588	11,605	6.37%	735,911	12,185	6.62%	644,002	8,732	5.42%
PPP loans	28,675	1,130	15.76%	57,833	889	6.15%	149,454	2,299	6.15%
Loans and leases held for investment at amortized cost	5,517,257	162,085	11.75%	5,242,217	150,467	11.48%	3,753,695	108,911	11.61%
Loans held for investment at fair value	670,969	21,692	12.93%	836,313	26,892	12.86%	16,991	631	14.85%
Total loans and leases held for investment	6,188,226	183,777	11.88%	6,078,530	177,359	11.67%	3,770,686	109,542	11.62%
Retail and certificate loans held for investment at fair value	32,760	1,194	14.57%	46,525	1,683	14.47%	144,613	5,091	14.08%
Total interest-earning assets	8,278,024	214,486	10.36%	7,819,272	202,413	10.35%	5,504,321	128,468	9.34%

Cash and due from banks and restricted cash	78,221			71,878			75,517
Allowance for loan and lease losses	(354,348)			(338,359)			(202,904)
Other non-interest earning assets	686,956			666,650			490,412
Total assets	$8,688,853			$8,219,441			$5,867,346

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,397,302	$7,760	2.23%	$1,633,691	$7,568	1.88%	$2,463,710	$2,664	0.43%
Savings accounts and certificates of deposit	5,546,862	58,761	4.25%	4,747,478	45,705	3.90%	1,555,607	3,414	0.88%
Interest-bearing deposits (2)	6,944,164	66,521	3.84%	6,381,169	53,273	3.39%	4,019,317	6,078	0.61%
Retail notes, certificates and secured borrowings	32,760	1,194	14.57%	46,525	1,683	14.47%	144,613	5,091	14.08%
Other interest-bearing liabilities	31,409	119	1.51%	107,520	753	2.80%	195,948	1,073	2.19%
Total interest-bearing liabilities	7,008,333	67,834	3.88%	6,535,214	55,709	3.46%	4,359,878	12,242	1.12%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2023			Three Months Ended March 31, 2023			Three Months Ended June 30, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	205,750			241,954			292,750
Other liabilities	272,142			263,868			261,796
Total liabilities	$7,486,225			$7,041,036			$4,914,424

Total equity	$1,202,628			$1,178,405			$952,922
Total liabilities and equity	$8,688,853			$8,219,441			$5,867,346

Interest rate spread			6.48%			6.90%			8.21%

Net interest income and net interest margin		$146,652	7.09%		$146,704	7.50%		$116,226	8.45%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    The average yield/rate for unsecured personal loans increased sequentially primarily due to higher coupon loans in the portfolio. The average yield/rate for unsecured personal loans decreased year over year primarily due to a shift in the mix toward higher credit quality loans, which generally have lower interest rates. The average yield/rate for interest-bearing deposits increased due to a higher federal funds rate and an increasing concentration of online deposits. We expect pressure on net interest margin to continue during 2023.

An analysis of the sequential and year-over-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$3,550	$1,870	$5,420
Securities available for sale at fair value	893	1,155	2,048
Loans held for sale at fair value	(188)	(1,136)	(1,324)
Loans and leases held for investment at amortized cost	9,205	2,413	11,618
Loans and leases held for investment at fair value	(5,344)	144	(5,200)
Retail and certificate loans held for investment at fair value	(501)	12	(489)
Total increase in interest income on interest-earning assets	$7,615	$4,458	$12,073
Interest-bearing liabilities
Checking and money market accounts	$(1,164)	$1,356	$192
Savings accounts and certificates of deposit	8,566	4,490	13,056
Interest-bearing deposits	7,402	5,846	13,248
Retail notes, certificates and secured borrowings	(501)	12	(489)
Other interest-bearing liabilities	(384)	(250)	(634)
Total increase in interest expense on interest-bearing liabilities	$6,517	$5,608	$12,125

Increase (Decrease) in net interest income	$1,098	$(1,150)	$(52)
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$1,564	$15,291	$16,855
Securities available for sale at fair value	321	1,201	1,522
Loans held for sale at fair value	(2,103)	(594)	(2,697)
Loans and leases held for investment at amortized cost	55,585	(2,411)	53,174
Loans and leases held for investment at fair value	21,153	(92)	21,061
Retail and certificate loans held for investment at fair value	(4,069)	172	(3,897)
Total increase in interest income on interest-earning assets	$72,451	$13,567	$86,018
Interest-bearing liabilities
Checking and money market accounts	$(1,611)	$6,707	$5,096
Savings accounts and certificates of deposit	22,212	33,135	55,347
Interest-bearing deposits	20,601	39,842	60,443
Retail notes, certificates and secured borrowings	(4,069)	172	(3,897)
Other interest-bearing liabilities	(696)	(258)	(954)
Total increase in interest expense on interest-bearing liabilities	$15,836	$39,756	$55,592

Increase (Decrease) in net interest income	$56,615	$(26,189)	$30,426
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$1,367,495	$32,848	4.80%	$958,057	$2,967	0.62%
Securities available for sale at fair value	400,422	9,848	4.92%	367,241	8,937	4.87%
Loans held for sale at fair value	108,712	10,190	18.75%	205,821	14,580	14.17%
Loans and leases held for investment at amortized cost:
Unsecured personal loans (2)	4,214,421	278,949	13.24%	2,376,236	173,905	14.64%
Secured consumer loans	390,673	7,794	3.99%	250,163	4,626	3.70%
Commercial loans and leases	732,229	23,790	6.50%	632,331	16,320	5.16%
PPP loans	43,173	2,019	9.35%	185,986	5,502	5.92%
Loans and leases held for investment at amortized cost	5,380,496	312,552	11.62%	3,444,716	200,353	11.63%
Loans held for investment at fair value	753,184	48,584	12.90%	17,757	1,224	13.78%
Total loans and leases held for investment	6,133,680	361,136	11.78%	3,462,473	201,577	11.64%
Retail and certificate loans held for investment at fair value	39,604	2,877	14.53%	171,713	12,060	14.05%
Total interest-earning assets	8,049,913	416,899	10.36%	5,165,305	240,121	9.30%

Cash and due from banks and restricted cash	75,067			84,100
Allowance for loan and lease losses	(346,398)			(183,268)
Other non-interest earning assets	676,861			488,387
Total assets	$8,455,443			$5,554,524

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,514,843	$15,328	2.04%	$2,352,080	$4,388	0.37%
Savings accounts and certificates of deposit	5,149,379	104,466	4.09%	1,313,370	5,128	0.78%
Interest-bearing deposits (2)	6,664,222	119,794	3.62%	3,665,450	9,516	0.52%
Retail notes, certificates and secured borrowings	39,604	2,877	14.53%	171,713	12,060	14.05%
Other interest-bearing liabilities	69,254	872	2.52%	254,320	2,639	2.08%
Total interest-bearing liabilities	6,773,080	123,543	3.68%	4,091,483	24,215	1.18%

Non-interest bearing deposits	223,752			260,043
Other liabilities	268,028			290,518
Total liabilities	$7,264,860			$4,642,044

Total equity	$1,190,583			$912,480
Total liabilities and equity	$8,455,443			$5,554,524

Interest rate spread			6.68%			8.11%

Net interest income and net interest margin		$293,356	7.29%		$215,906	8.36%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    The average yield/rate for unsecured personal loans decreased year over year primarily due to a shift in the mix toward higher credit quality loans, which generally have lower interest rates. The average yield/rate for interest-bearing deposits increased due to a higher federal funds rate and an increasing concentration of online deposits. We expect pressure on net interest margin to continue during 2023.

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

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations held for investment in each period, which is a key driver for credit loss expense:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Credit loss expense for loans and leases held for investment	$66,190	$70,850	$70,053	$137,040	$122,281
Credit loss (reversal of) expense for unfunded lending commitments	405	(266)	513	139	794
Total provision for credit losses	$66,595	$70,584	$70,566	$137,179	$123,075

Loan originations held for investment	$657,380	$1,001,989	$1,021,110	$1,659,369	$1,877,422

Sequential: The provision for credit losses was $66.6 million and $70.6 million for the second and first quarters of 2023, respectively, a decrease of 6%. The decrease was primarily due to the lower volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses, partially offset by the discounting effect of the NPV allowance on prior loan vintages and additional qualitative allowance reflecting a modest increase in expected losses and a less favorable economic outlook.

Year Over Year: The provision for credit losses was $66.6 million and $70.6 million for the second quarters of 2023 and 2022, respectively, a decrease of 6%. The decrease was primarily due to the lower volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses, partially offset by the discounting effect of the NPV allowance on prior loan vintages and additional qualitative allowance reflecting a modest increase in expected losses and a less favorable economic outlook.

Six Months Over Six Months: The provision for credit losses was $137.2 million and $123.1 million for the first halves of 2023 and 2022, respectively, an increase of 11%. The increase was primarily due to the discounting effect of the NPV allowance on prior loan vintages and additional qualitative allowance reflecting a modest increase in expected losses and a less favorable economic outlook, partially offset by a lower volume of originated loans retained as HFI at amortized cost.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The activity in the allowance for credit losses (ACL) was as follows:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Allowance for loan and lease losses, beginning of period	$348,857	$327,852	$187,985	$327,852	$144,389
Credit loss expense for loans and leases held for investment	66,190	70,850	70,053	137,040	122,281
Charge-offs	(64,269)	(52,563)	(15,852)	(116,832)	(24,941)
Recoveries	4,385	2,718	1,074	7,103	1,531
Allowance for loan and lease losses, end of period	$355,163	$348,857	$243,260	$355,163	$243,260

Reserve for unfunded lending commitments, beginning of period	$1,612	$1,878	$1,512	$1,878	$1,231
Credit loss (reversal of) expense for unfunded lending commitments	405	(266)	513	139	794
Reserve for unfunded lending commitments, end of period (1)	$2,017	$1,612	$2,025	$2,017	$2,025
(1)    Relates to $108.9 million, $117.2 million and $132.6 million of unfunded commitments as of June 30, 2023, March 31, 2023 and June 30, 2022, respectively.

	Three Months Ended			Six Months Ended June 30,
	June 30, 2023	March 31, 2023	June 30, 2022	2023	2022
Ratio of allowance for loan and lease losses to total loans and leases held for investment at amortized cost	6.4%	6.4%	6.0%	6.4%	6.0%

Average loans and leases held for investment at amortized cost, excluding PPP loans	$5,488,582	$5,184,384	$3,604,241	$5,337,323	$3,258,730
Net charge-off ratio (1)	4.4%	3.8%	1.6%	4.1%	1.4%
(1)    Calculated as annualized net charge-offs divided by average outstanding loans and leases held for investment during the period, excluding PPP loans.

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are charged-off no later than 120 days past due. The following table presents nonaccrual loans and leases(1):

	June 30, 2023	December 31, 2022
Total nonaccrual loans and leases held for investment	$51,383	$34,827
Ratio of total nonaccrual loans and leases held for investment to total loans and leases held for investment	0.9%	0.7%
(1)    Excluding PPP loans, there were no loans that were 90 days or more past due and accruing as of both June 30, 2023 and December 31, 2022.

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

	Three Months Ended			Change (%)
	June 30, 2023	March 31, 2023	June 30, 2022	Q2 2023 vs Q1 2023	Q2 2023 vs Q2 2022
Non-interest expense:
Compensation and benefits	$71,553	$73,307	$85,103	(2)%	(16)%
Marketing	23,940	26,880	61,497	(11)%	(61)%
Equipment and software	13,968	13,696	12,461	2%	12%
Depreciation and amortization	11,638	12,354	10,557	(6)%	10%
Professional services	9,974	9,058	16,138	10%	(38)%
Occupancy	4,684	4,310	6,209	9%	(25)%
Other non-interest expense	15,322	17,703	17,421	(13)%	(12)%
Total non-interest expense	$151,079	$157,308	$209,386	(4)%	(28)%

	Six Months Ended June 30,
	2023	2022	Change (%)
Non-interest expense:
Compensation and benefits	$144,860	$166,713	(13)%
Marketing	50,820	116,577	(56)%
Equipment and software	27,664	23,507	18%
Depreciation and amortization	23,992	21,596	11%
Professional services	19,032	28,544	(33)%
Occupancy	8,994	12,228	(26)%
Other non-interest expense	33,025	31,425	5%
Total non-interest expense	$308,387	$400,590	(23)%

Compensation and Benefits

Sequential: Compensation and benefits expense remained relatively flat for the second quarter of 2023 compared to the first quarter of 2023.

Year Over Year: Compensation and benefits expense decreased $13.6 million, or 16%, for the second quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in headcount as a result of the cost reduction and reorganization plan we implemented in January 2023.

Six Months Over Six Months: Compensation and benefits expense decreased $21.9 million, or 13%, for the first half of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in headcount as a result of the cost reduction and reorganization plan we implemented in January 2023.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketing

Sequential: Marketing expense decreased $2.9 million, or 11%, for the second quarter of 2023 compared to the first quarter of 2023. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume.

Year Over Year: Marketing expense decreased $37.6 million, or 61%, for the second quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume.

Six Months Over Six Months: Marketing expense decreased $65.8 million, or 56%, for the first half of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume.

Equipment and Software

Sequential: Equipment and software expense remained relatively flat for the second quarter of 2023 compared to the first quarter of 2023.

Year Over Year: Equipment and software expense increased $1.5 million, or 12%, for the second quarter of 2023 compared to the same period in 2022. The increase was primarily due to an increase in hosting fees and subscription costs.

Six Months Over Six Months: Equipment and software expense increased $4.2 million, or 18%, for the first half of 2023 compared to the same period in 2022. The increase was primarily due to an increase in hosting fees and subscription costs.

Depreciation and Amortization

Sequential: Depreciation and amortization expense decreased $0.7 million, or 6%, for the second quarter of 2023 compared to the first quarter of 2023. The decrease was primarily due to a decrease in the amortization of internally-developed software.

Year Over Year: Depreciation and amortization expense increased $1.1 million, or 10%, for the second quarter of 2023 compared to the same period in 2022. The increase was primarily due to an increase in purchased software and the amortization of internally-developed software.

Six Months Over Six Months: Depreciation and amortization expense increased $2.4 million, or 11%, for the first half of 2023 compared to the same period in 2022. The increase was primarily due to an increase in purchased software and the amortization of internally-developed software.

Professional Services

Sequential: Professional services increased $0.9 million, or 10%, for the second quarter of 2023 compared to the first quarter of 2023. The increase was primarily due to an increase in consulting fees.

Year Over Year: Professional services decreased $6.2 million, or 38%, for the second quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in consulting fees.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Six Months Over Six Months: Professional services decreased $9.5 million, or 33%, for the first half of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in consulting fees.

Occupancy

Sequential: Occupancy expense increased $0.4 million, or 9%, for the second quarter of 2023 compared to the first quarter of 2023. The increase was primarily due to an increase in variable lease costs.

Year Over Year: Occupancy expense decreased $1.5 million, or 25%, for the second quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in rent expense.

Six Months Over Six Months: Occupancy expense decreased $3.2 million, or 26%, for the first half of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in rent expense.

Income Taxes

For the second quarter and first half of 2023, we recorded an income tax expense of $4.7 million and $8.8 million, representing an effective tax rate of 31.7% and 27.1%, respectively. The second quarter effective tax rate differs from the statutory rate as it was favorably affected by recurring items such as tax credits and was unfavorably affected by nondeductible portions of executive compensation. Additionally, the effective tax rate was unfavorably impacted by the discrete tax impact recognized during the period related to stock-based compensation. For the second quarter and first half of 2022, we recorded an income tax benefit of $132.0 million and $127.0 million, respectively. The income tax benefit for the second quarter and first half of 2022 was primarily due to the release of a $135.3 million valuation allowance against our deferred tax assets, partially offset by a $3.3 million state income tax expense.

As of June 30, 2023, we maintained a valuation allowance of $47.6 million related to net operating loss carryforwards (NOLs) and tax credit carryforwards. The realization and timing of any remaining state NOLs and tax credit carryforwards, based on the allocation of taxable income to the Parent, is uncertain and may expire before being utilized. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the Acquisition. This activity includes, but is not limited to, servicing fee revenue for loans serviced prior to the Acquisition, and interest income and interest expense related to the Retail Program and Structured Program transactions entered into prior to the Acquisition.

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$62,006	$191,087	$7,772	$11,167	$13,005	$4,130	$82,783	$206,384
Other non-interest income	21,743	20,041	2,431	3,914	(21,139)	(16,507)	3,035	7,448
Total non-interest income	83,749	211,128	10,203	15,081	(8,134)	(12,377)	85,818	213,832

Interest income:
Interest income	210,514	120,152	3,972	8,316	—	—	214,486	128,468
Interest expense	(66,546)	(6,213)	(1,288)	(6,029)	—	—	(67,834)	(12,242)
Net interest income	143,968	113,939	2,684	2,287	—	—	146,652	116,226

Total net revenue	227,717	325,067	12,887	17,368	(8,134)	(12,377)	232,470	330,058

Provision for credit losses	(66,611)	(70,566)	16	—	—	—	(66,595)	(70,566)
Non-interest expense	(142,563)	(196,636)	(16,650)	(25,127)	8,134	12,377	(151,079)	(209,386)
Income (Loss) before income tax benefit (expense)	18,543	57,865	(3,747)	(7,759)	—	—	14,796	50,106
Income tax benefit (expense)	(5,429)	(17,318)	743	85,864	—	63,408	(4,686)	131,954
Net income (loss)	$13,114	$40,547	$(3,004)	$78,105	$—	$63,408	$10,110	$182,060

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$134,694	$355,922	$20,880	$26,298	$22,843	$4,130	$178,417	$386,350
Other non-interest income	40,904	39,539	4,984	8,137	(39,497)	(30,337)	6,391	17,339
Total non-interest income	175,598	395,461	25,864	34,435	(16,654)	(26,207)	184,808	403,689

Interest income:
Interest income	408,844	219,975	8,055	20,146	—	—	416,899	240,121
Interest expense	(120,442)	(9,857)	(3,101)	(14,358)	—	—	(123,543)	(24,215)
Net interest income	288,402	210,118	4,954	5,788	—	—	293,356	215,906

Total net revenue	464,000	605,579	30,818	40,223	(16,654)	(26,207)	478,164	619,595

Provision for credit losses	(137,195)	(123,075)	16	—	—	—	(137,179)	(123,075)
Non-interest expense	(290,946)	(375,095)	(34,095)	(51,702)	16,654	26,207	(308,387)	(400,590)
Income (Loss) before income tax benefit (expense)	35,859	107,409	(3,261)	(11,479)	—	—	32,598	95,930
Income tax benefit (expense)	(9,685)	(29,673)	863	103,591	—	53,048	(8,822)	126,966
Net income (loss)	$26,174	$77,736	$(2,398)	$92,112	$—	$53,048	$23,776	$222,896

The material drivers and trends of the financial results of the segments presented above for the second quarter and first half of 2023 compared to the first quarter of 2023 and second quarter and first half of 2022 are consistent with those provided on a consolidated basis in "Results of Operations."

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Pre-Provision Net Revenue (PPNR), Net Income Excluding Income Tax Benefit, Diluted EPS Excluding Income Tax Benefit, and Tangible Book Value (TBV) Per Common Share. Our non-GAAP financial measures do have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP.

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

The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
GAAP Net income	$10,110	$13,666	$182,060	$23,776	$222,896
Less: Provision for credit losses	(66,595)	(70,584)	(70,566)	(137,179)	(123,075)
Less: Income tax benefit (expense)	(4,686)	(4,136)	131,954	(8,822)	126,966
Pre-provision net revenue	$81,391	$88,386	$120,672	$169,777	$219,005

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Non-interest income	$85,818	$98,990	$213,832	$184,808	$403,689
Net interest income	146,652	146,704	116,226	293,356	215,906
Total net revenue	232,470	245,694	330,058	478,164	619,595
Non-interest expense	(151,079)	(157,308)	(209,386)	(308,387)	(400,590)
Pre-provision net revenue	81,391	88,386	120,672	169,777	219,005
Provision for credit losses	(66,595)	(70,584)	(70,566)	(137,179)	(123,075)
Income before income tax benefit (expense)	14,796	17,802	50,106	32,598	95,930
Income tax benefit (expense)	(4,686)	(4,136)	131,954	(8,822)	126,966
GAAP Net income	$10,110	$13,666	$182,060	$23,776	$222,896

The following table provides a reconciliation of Net Income Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit to the nearest GAAP measures:

		As of and For The Three Months Ended			As of and For The Six Months Ended
		June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
GAAP Net income		$10,110	$13,666	$182,060	$23,776	$222,896
Income tax benefit from release of tax valuation allowance		—	—	135,300	—	135,300
Net income excluding income tax benefit		$10,110	$13,666	$46,760	$23,776	$87,596

GAAP Diluted EPS – common stockholders		$0.09	$0.13	$1.73	$0.22	$2.13

(A)	Income tax benefit from release of tax valuation allowance	N/A	N/A	$135,300	N/A	$135,300
(B)	Weighted-average common shares – Diluted	N/A	N/A	105,042,626	N/A	104,644,825
(A/B)	Diluted EPS impact of income tax benefit	N/A	N/A	$1.28	N/A	$1.28

Diluted EPS excluding income tax benefit		$0.09	$0.13	$0.45	$0.22	$0.85
N/A – Not applicable

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	June 30, 2023	March 31, 2023	June 30, 2022
GAAP common equity	$1,205,523	$1,190,742	$1,079,117
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Intangible assets	(14,167)	(15,201)	(18,690)
Tangible common equity	$1,115,639	$1,099,824	$984,710

Book value per common share
GAAP common equity	$1,205,523	$1,190,742	$1,079,117
Common shares issued and outstanding	108,694,120	107,460,734	103,630,776
Book value per common share	$11.09	$11.08	$10.41

Tangible book value per common share
Tangible common equity	$1,115,639	$1,099,824	$984,710
Common shares issued and outstanding	108,694,120	107,460,734	103,630,776
Tangible book value per common share	$10.26	$10.23	$9.50

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

Regulatory Actions Taken in Relation to COVID-19

Regulators and government officials at the federal government level and in states across the country have issued orders, passed laws or otherwise issued guidance in connection with COVID-19. Some of these orders and laws have placed restrictions on debt collection activity, all or certain types of communications with delinquent borrowers or others, required that borrowers be allowed to defer payments on outstanding debt, governed credit reporting and the use of credit reporting, and placed certain restrictions and requirements on operations in the workplace. We have taken steps to monitor regulatory developments relating to COVID-19 and to comply with orders and laws applicable to our business. Although many of the orders, laws or guidance related to COVID-19 have since reverted, it is possible that additional orders, laws, or regulatory guidance may still be issued. We are not able to predict the extent of the impact on our business from any regulatory activity relating to or resulting from COVID-19.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table summarizes the Company’s regulatory capital amounts (in millions) and ratios:

	June 30, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
LendingClub	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$1,053.5	16.1%	$1,005.8	15.8%	7.0%
Tier 1 capital	$1,053.5	16.1%	$1,005.8	15.8%	8.5%
Total capital	$1,138.3	17.4%	$1,088.1	17.1%	10.5%
Tier 1 leverage	$1,053.5	12.4%	$1,005.8	14.1%	4.0%
Risk-weighted assets	$6,526.5	N/A	$6,360.7	N/A	N/A
Quarterly adjusted average assets	$8,522.6	N/A	$7,119.0	N/A	N/A
N/A – Not applicable
(1)    Consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The following table summarizes LC Bank’s regulatory capital amounts (in millions) and ratios:

LendingClub Bank	June 30, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
CET1 capital (1)	$939.3	14.7%	$852.2	13.8%	7.0%
Tier 1 capital	$939.3	14.7%	$852.2	13.8%	8.5%
Total capital	$1,022.6	16.0%	$932.4	15.1%	10.5%
Tier 1 leverage	$939.3	11.3%	$852.2	12.5%	4.0%
Risk-weighted assets	$6,406.5	N/A	$6,194.0	N/A	N/A
Quarterly adjusted average assets	$8,300.0	N/A	$6,795.2	N/A	N/A
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

LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,176,563	$1,020,874
Securities available for sale (1)	$362,675	$329,287
Deposits	$6,897,220	$6,420,827

Available borrowing capacity:
FHLB of Des Moines borrowing capacity (2)	$427,877	$414,528
FRB Discount Window borrowing capacity (3)	$3,674,308	$191,021
Total available borrowing capacity	$4,102,185	$605,549
(1)    Excludes illiquid securities available for sale.
(2)    Includes both loans and securities available for sale pledged as collateral.
(3)    During the second quarter of 2023, LC Bank’s available borrowing capacity under the FRB Discount Window increased upon including its unsecured personal loan portfolio among the loans pledged as collateral.

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

Net capital expenditures were $32.3 million, or 7.0% of total net revenue, and $37.4 million, or 6.2% of total net revenue, for the first halves of 2023 and 2022, respectively. Capital expenditures in 2023 are expected to be approximately $65 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, including regulatory compliance costs.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $74.6 million and $56.5 million in cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We believe, based on our projections, that our cash on hand, liquid AFS securities, available borrowing capacity, and cash flow from operations are sufficient to meet our liquidity needs for the next twelve months, as well as beyond the next twelve months. See “Item 1. Financial Statements – Condensed Consolidated Statements of Cash Flows” for additional detail regarding our cash flows.

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

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	June 30, 2023	December 31, 2022
Instantaneous Change in Interest Rates:
+ 200 basis points	(9.1)%	(6.9)%
+ 100 basis points	(4.4)%	(3.3)%
– 100 basis points	2.7%	1.9%
– 200 basis points	5.1%	3.5%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, investment purchases, and cash and cash equivalents. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The increase in sensitivity as of June 30, 2023 relative to December 31, 2022 is primarily due to the composition of our loans and deposits. Furthermore, during fluctuating interest rate environments, the increased sensitivity of repricing interest-bearing deposits is more impactful than that of repricing fixed rate loans.

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

Contingencies

For a comprehensive discussion of contingencies as of June 30, 2023, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first half of 2023.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2023, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the second quarter of 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The current economic environment, including a potential recession and the resumption of Federal student loan payments, could negatively affect our business and operating results.

The U.S. economy is undergoing a period of rapid change and significant uncertainty. A number of factors are causing this change and uncertainty, including elevated inflation, increasing interest rates, evolving government

LENDINGCLUB CORPORATION

policies and changing U.S. consumer spending patterns. Inflation reached a 40-year high of 9.1% in June 2022, and the annual inflation rate for the U.S. was 6.5% for the twelve months ended December 31, 2022. In response to elevated inflation, the FRB increased interest rates eleven times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 5.25% to 5.50% as of July 2023, and has indicated that it will conduct additional rate increases as it deems necessary to combat inflation. The increases in, and uncertainty with respect to, inflation and interest rates are changing lending and spending patterns, and thereby prompting fears that the U.S. is currently experiencing or will soon experience an economic downturn or prolonged period of slow economic growth.

Our business is sensitive to, and may be adversely impacted by, the current inflation and interest rate environment. Among other things, as inflation and interest rates are elevated: (i) existing borrowers may allocate more of their income to necessities such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments, (ii) the rate we offer on our deposit products will increase to remain competitive, thereby increasing our cost of funding and reducing our net interest margin, (iii) the return our loan products generate may be less attractive relative to other investment options, thereby reducing platform investor demand in our loan products, and (iv) we may need to increase interest rates and/or tighten credit standards for new originations, thereby potentially making it more challenging to source enough interested and qualified borrowers to enable sufficient origination volume. Further, the pace of recent increases in inflation and interest rates creates unique challenges in our ability to operate our business. For example, the rapid increase in interest rates has quickly increased the cost of capital for our non-bank platform investors and thereby increased their return expectations. However, because our consumer loans are fixed interest rate products, we are unable to re-price existing loans and, with respect to new originations, we need to re-price methodically to remain competitive and mitigate the adverse impacts of doing so. Therefore, until the pace of interest rate environment stabilizes, we may be challenged to fully meet the return expectations for certain of our platform investors which may adversely impact our marketplace volume and related revenue.

In addition, changes in, and uncertainty with respect to, government policies in response to the current economic climate may adversely impact our business. For example, in response to the COVID-19 pandemic, in March 2020 the U.S. Department of Education implemented a student loan relief program which included a suspension of: (i) federal loan payments, (ii) interest rate accrual and (iii) collections on defaulted loans (collectively, the Student Loan Forbearance Program). However, in connection with a recent agreement to raise the borrowing capacity of the Federal government, the Student Loan Forbearance Program is expected to lapse and payments and interest accruals are expected to resume by September 2023 (collectively, the Student Loan Payment Resumption).

We are monitoring the Student Loan Payment Resumption and currently believe that its impact on our loan performance should be muted because of: (i) the 12-month “on ramp” period announced by the U.S. Department of Education over which federal student loan borrowers can resume their student loan payments without being considered delinquent, reported to credit bureaus, placed in default or referred to debt collection agencies, (ii) hardship programs from the government and LendingClub, (iii) initiatives to proactively inform our borrowers impacted by the Student Loan Payment Resumption of their payment obligations and available hardship programs, and (iv) our expectation that certain borrowers may prioritize other debt payments, including personal loans, over the repayment of student loans. Further, in anticipation of the potential impact of the Student Loan Payment Resumption, we began undertaking certain changes to our underwriting standards in 2022 that were intended to proactively incorporate the potential impact of the Federal Student Loan Resumption on the credit profile of loan applicants. However, the Student Loan Payment Resumption is unprecedented and therefore its impact is inherently uncertain and there can be no assurance that the factors listed above will materialize or mute the impact of the Student Loan Payment Resumption on our loan performance. We estimate that approximately 20% of the current outstanding unpaid principal balance on LendingClub loans is held by borrowers that have federal student loan payments that will resume pursuant to the Student Loan Payment Resumption. It is possible that the Federal Student Loan Resumption may reduce the ability of these borrowers to make other payments and thereby potentially increase their risk of default on their LendingClub loan(s). It is also possible that the Federal government may extend the Student Loan Forbearance Program or implement or leverage another program to mitigate the impact of the Student Loan Payment Resumption.

LENDINGCLUB CORPORATION

Finally, an economic downturn or recession could increase the risk of borrower default, reduce investor participation on our marketplace bank platform, cause us to change, postpone or cancel our strategic initiatives, or otherwise negatively affect our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the second quarter of 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019	10-Q	001-36771	3.1	August 7, 2019
3.3	Second Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective June 7, 2022	8-K	001-36771	3.1	June 7, 2022
3.4	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
10.1	2014 Equity Incentive Plan, as amended and restated on June 8, 2023, and forms of award agreements thereunder					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	July 31, 2023	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	July 31, 2023	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer