Form 10-Q
period 2023-09-30
LendingClub Corp
filed 2023-10-30
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 20, 2023, there were 109,648,769 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$19,220	$23,125
Interest-bearing deposits in banks	1,288,550	1,033,905
Total cash and cash equivalents	1,307,770	1,057,030
Restricted cash (1)	42,487	67,454
Securities available for sale at fair value ($872,341 and $399,668 at amortized cost, respectively)	795,669	345,702
Loans held for sale at fair value	362,789	110,400
Loans and leases held for investment	5,237,277	5,033,154
Allowance for loan and lease losses	(350,495)	(327,852)
Loans and leases held for investment, net	4,886,782	4,705,302
Loans held for investment at fair value (1)	326,299	925,938
Retail and certificate loans held for investment at fair value (1)	18,118	55,425
Property, equipment and software, net	159,768	136,473
Goodwill	75,717	75,717
Other assets (1)	496,952	500,306
Total assets	$8,472,351	$7,979,747
Liabilities and Equity
Deposits:
Interest-bearing	$6,687,069	$6,158,560
Noninterest-bearing	313,194	233,993
Total deposits	7,000,263	6,392,553
Borrowings (1)	10,717	74,858
Retail notes, certificates and secured borrowings at fair value (1)	18,118	55,425
Other liabilities (1)	235,034	292,617
Total liabilities	7,264,132	6,815,453
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 109,648,769 and 106,546,995 shares issued and outstanding, respectively	1,096	1,065
Additional paid-in capital	1,660,236	1,628,590
Accumulated deficit	(398,961)	(427,745)
Accumulated other comprehensive loss	(54,152)	(37,616)
Total equity	1,208,219	1,164,294
Total liabilities and equity	$8,472,351	$7,979,747
(1)    Includes amounts in consolidated variable interest entities (VIEs). See “Notes to Condensed Consolidated Financial Statements – Note 6. Securitizations and Variable Interest Entities.”

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$60,886	$173,837	$239,303	$560,187
Other non-interest income	2,958	7,400	9,349	24,739
Total non-interest income	63,844	181,237	248,652	584,926

Interest income:
Interest on loans held for sale	9,582	5,879	19,772	20,459
Interest and fees on loans and leases held for investment	158,960	124,028	471,512	324,381
Interest on loans held for investment at fair value	11,788	791	60,372	2,015
Interest on retail and certificate loans held for investment at fair value	817	3,685	3,694	15,745
Interest on securities available for sale	9,467	3,820	19,315	12,757
Other interest income	16,798	5,017	49,646	7,984
Total interest income	207,412	143,220	624,311	383,341

Interest expense:
Interest on deposits	69,509	15,184	189,303	24,700
Interest on retail notes, certificates and secured borrowings	817	3,685	3,694	15,745
Other interest expense	81	675	953	3,314
Total interest expense	70,407	19,544	193,950	43,759

Net interest income	137,005	123,676	430,361	339,582

Total net revenue	200,849	304,913	679,013	924,508

Provision for credit losses	64,479	82,739	201,658	205,814

Non-interest expense:
Compensation and benefits	58,497	84,916	203,357	251,629
Marketing	19,555	46,031	70,375	162,608
Equipment and software	12,631	12,491	40,295	35,998
Depreciation and amortization	11,250	10,681	35,242	32,277
Professional services	8,414	11,943	27,446	40,487
Occupancy	4,612	5,051	13,606	17,279
Other non-interest expense	13,076	15,106	46,101	46,531
Total non-interest expense	128,035	186,219	436,422	586,809

Income before income tax benefit (expense)	8,335	35,955	40,933	131,885
Income tax benefit (expense)	(3,327)	7,243	(12,149)	134,209
Net income	$5,008	$43,198	$28,784	$266,094
Earnings per share: (1)
Basic EPS	$0.05	$0.41	$0.27	$2.59
Diluted EPS	$0.05	$0.41	$0.27	$2.56
Weighted-average common shares – Basic	109,071,180	104,215,594	107,966,544	102,838,645
Weighted-average common shares – Diluted	109,073,194	105,853,938	107,969,920	104,116,240
(1)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Earnings Per Share” for additional information.
See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$5,008	$43,198	$28,784	$266,094
Other comprehensive loss:
Net unrealized loss on securities available for sale	(20,547)	(24,112)	(22,706)	(63,929)
Other comprehensive loss, before tax	(20,547)	(24,112)	(22,706)	(63,929)
Income tax effect (1)	5,583	6,121	6,170	17,049
Other comprehensive loss, net of tax	(14,964)	(17,991)	(16,536)	(46,880)
Total comprehensive income (loss)	$(9,956)	$25,207	$12,248	$219,214
(1) Income tax effect for the three and nine months ended September 30, 2022 reflects the release of the deferred tax asset valuation allowance on the securities available for sale portfolio.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2023	108,694,120	$1,087	$1,647,593	—	$—	$(39,188)	$(403,969)	$1,205,523
Stock-based compensation	—	—	16,783	—	—	—	—	16,783
Net issuances under equity incentive plans	954,649	9	(4,140)	—	—	—	—	(4,131)
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	(14,964)	—	(14,964)
Net income	—	—	—	—	—	—	5,008	5,008
Balance at September 30, 2023	109,648,769	$1,096	$1,660,236	—	$—	$(54,152)	$(398,961)	$1,208,219

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	106,546,995	$1,065	$1,628,590	—	$—	$(37,616)	$(427,745)	$1,164,294
Stock-based compensation	—	—	48,874	—	—	—	—	48,874
Net issuances under equity incentive plans	3,101,774	31	(17,228)	—	—	—	—	(17,197)
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	(16,536)	—	(16,536)
Net income	—	—	—	—	—	—	28,784	28,784
Balance at September 30, 2023	109,648,769	$1,096	$1,660,236	—	$—	$(54,152)	$(398,961)	$1,208,219

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2022	103,630,776	$1,036	$1,594,458	—	$—	$(21,843)	$(494,534)	$1,079,117
Stock-based compensation	—	—	18,757	—	—	—	—	18,757
Net issuances under equity incentive plans	1,457,985	15	(1,588)	7,751	(98)	—	—	(1,671)
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	(17,991)	—	(17,991)
Net income	—	—	—	—	—	—	43,198	43,198
Balance at September 30, 2022	105,088,761	$1,051	$1,611,627	7,751	$(98)	$(39,834)	$(451,336)	$1,121,410

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	101,043,924	$1,010	$1,559,616	—	$—	$7,046	$(717,430)	$850,242
Stock-based compensation	—	—	55,608	—	—	—	—	55,608
Net issuances under equity incentive plans	4,044,837	41	(3,597)	7,751	(98)	—	—	(3,654)
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	(46,880)	—	(46,880)
Net income	—	—	—	—	—	—	266,094	266,094
Balance at September 30, 2022	105,088,761	$1,051	$1,611,627	7,751	$(98)	$(39,834)	$(451,336)	$1,121,410

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$28,784	$266,094
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net fair value adjustments	80,222	(24,277)
Change in fair value of loan servicing assets	41,750	53,928
Gain on sales of loans	(35,918)	(76,983)
Provision for credit losses	201,658	205,814
Accretion of loan deferred fees and costs	(74,486)	(63,486)
Stock-based compensation, net	42,122	50,210
Depreciation and amortization	35,242	32,277
Income tax benefit from release of tax valuation allowance	—	(140,315)
Other, net	(8,474)	515
Net change to loans held for sale	(590,400)	42,991
Net change in operating assets and liabilities:
Other assets	23,622	(11,152)
Other liabilities	(65,917)	6,602
Net cash (used for) provided by operating activities	(321,795)	342,218
Cash Flows from Investing Activities:
Net change in loans and leases	101,884	(1,630,858)
Net decrease in retail and certificate loans	39,337	148,963
Purchases of securities available for sale	(59,336)	(222,534)
Proceeds from maturities and paydowns of securities available for sale	42,856	69,776
Purchases of property, equipment and software, net	(48,239)	(54,659)
Other investing activities	(8,606)	(5,704)
Net cash provided by (used for) investing activities	67,896	(1,695,016)
Cash Flows from Financing Activities:
Net change in deposits	599,054	1,987,718
Principal payments on borrowings	(62,850)	(222,271)
Principal payments on retail notes and certificates	(39,337)	(149,115)
Other financing activities	(17,195)	(7,994)
Net cash provided by financing activities	479,672	1,608,338
Net Increase in Cash, Cash Equivalents and Restricted Cash	$225,773	$255,540
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$1,124,484	$763,586
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,350,257	$1,019,126

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Supplemental Cash Flow Information:
Cash paid for interest	$180,167	$43,623
Cash paid for taxes	$7,757	$14,003
Cash paid for operating leases included in the measurement of lease liabilities	$9,581	$12,394
Non-cash investing activity:
Net asset-backed securities retained from Structured Program transactions	$454,831	$—
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$—	$36,072

The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,307,770	$1,057,030
Restricted cash	42,487	67,454
Total cash, cash equivalents and restricted cash	$1,350,257	$1,124,484

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

Significant Accounting Policies

Derivative Instruments and Hedging Activities

The Company recognizes all derivative instruments at fair value, on a gross basis, as either “Other assets” or “Other liabilities” on the Balance Sheet. Changes in fair value of the derivative instruments are recognized in current period earnings.

For derivative instruments that qualify as hedges, the Company designates the hedging instrument based on the exposure being hedged. The Company’s existing hedging instruments are designated as fair value hedges under the portfolio layer method, whereby changes in the fair value of the hedging instrument are substantially offset by changes in the fair value of the hedged item, both of which are recognized in “Interest and fees on loans held for investment at amortized cost” on the Income Statement. Interest payments made and/or received related to these derivative instruments are presented within the “Operating activities” section on the Statements of Cash Flows.

To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge at inception of the hedge relationship. In addition, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. For accounting hedge relationships, the Company formally assesses, both at the inception of the hedge and on an ongoing basis, if the derivatives are highly effective in offsetting designated changes in the fair value of the hedged item. The Company assesses effectiveness using a statistical regression analysis. Effectiveness may be assessed qualitatively where the critical terms of the derivative and hedged item match.

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

no other changes to these significant accounting policies for the nine-month period ended September 30, 2023, except for the impact of the new adopted accounting standards noted below.

Adoption of New Accounting Standards

The Company adopted the following new accounting standards during the nine-month period ended September 30, 2023:

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Origination fees	$60,912	$127,142	$202,444	$398,487
Servicing fees	32,768	23,760	81,163	60,440
Gain on sales of loans	8,572	23,554	35,918	76,983
Net fair value adjustments	(41,366)	(619)	(80,222)	24,277
Total marketplace revenue	$60,886	$173,837	$239,303	$560,187

3. Earnings Per Share

The following table details the computation of the Company’s Basic and Diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic EPS:
Net income attributable to stockholders	$5,008	$43,198	$28,784	$266,094
Weighted-average common shares – Basic	109,071,180	104,215,594	107,966,544	102,838,645
Basic EPS	$0.05	$0.41	$0.27	$2.59

Diluted EPS:
Net income attributable to stockholders	$5,008	$43,198	$28,784	$266,094
Weighted-average common shares – Diluted	109,073,194	105,853,938	107,969,920	104,116,240
Diluted EPS	$0.05	$0.41	$0.27	$2.56

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions	$413,850	$—	$(1,453)	$412,397
U.S. agency residential mortgage-backed securities	263,568	—	(52,331)	211,237
U.S. agency securities	93,451	—	(18,372)	75,079
Mortgage-backed securities	43,162	—	(7,013)	36,149
Other asset-backed securities related to Structured Program transactions (1)	26,831	4,540	(309)	31,062
Other asset-backed securities	28,217	34	(787)	27,464
Municipal securities	3,262	—	(981)	2,281
Total securities available for sale (2)	$872,341	$4,574	$(81,246)	$795,669

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$255,675	$—	$(41,248)	$214,427
U.S. agency securities	90,447	—	(16,053)	74,394
Mortgage-backed securities	26,988	—	(4,470)	22,518
Asset-backed securities related to Structured Program transactions	8,322	9,395	—	17,717
Other asset-backed securities	14,959	29	(785)	14,203
Municipal securities	3,277	—	(834)	2,443
Total securities available for sale (2)	$399,668	$9,424	$(63,390)	$345,702
(1)    As of September 30, 2023, $24.8 million of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    As of September 30, 2023 and December 31, 2022, includes $341.6 million and $319.0 million, respectively, of fair value securities pledged as collateral.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses for which a credit valuation allowance has not been recorded, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$372,388	$(1,453)	$—	$—	$372,388	$(1,453)
U.S. agency residential mortgage-backed securities	21,064	(892)	190,173	(51,439)	211,237	(52,331)
U.S. agency securities	2,960	(40)	72,119	(18,332)	75,079	(18,372)
Mortgage-backed securities	16,278	(1,387)	19,871	(5,626)	36,149	(7,013)
Other asset-backed securities	14,112	(47)	8,233	(740)	22,345	(787)
Other asset-backed securities related to Structured Program transactions	21,486	(309)	—	—	21,486	(309)
Municipal securities	—	—	2,281	(981)	2,281	(981)
Total securities with unrealized losses	$448,288	$(4,128)	$292,677	$(77,118)	$740,965	$(81,246)

	Less than 12 months		12 months or longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$111,843	$(15,831)	$102,584	$(25,417)	$214,427	$(41,248)
U.S. agency securities	50,352	(7,213)	24,042	(8,840)	74,394	(16,053)
Mortgage-backed securities	2,441	(229)	20,077	(4,241)	22,518	(4,470)
Other asset-backed securities	4,086	(73)	6,945	(712)	11,031	(785)
Municipal securities	—	—	2,443	(834)	2,443	(834)
Total securities with unrealized losses	$168,722	$(23,346)	$156,091	$(40,044)	$324,813	$(63,390)

There was no activity in the allowance for AFS securities during the third quarters and first nine months of 2023 and 2022. At September 30, 2023, the majority of the Company’s AFS investment portfolio was comprised of senior asset-backed securities related to Structured Program transactions and U.S. agency-backed securities. Management considers U.S. agency-backed securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at September 30, 2023, were rated investment grade. Substantially all of these unrealized losses in the AFS investment portfolio were caused by interest rate increases. The Company does not intend to sell the investment portfolio, and it is not more likely than not that it will be required to sell any investment before recovery of its amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

September 30, 2023	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due within 1 year:
Senior asset-backed securities related to Structured Program transactions	$230	$230
Total due within 1 year	230	230	46.15%
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	413,620	412,167
Other asset-backed securities related to Structured Program transactions	26,831	31,062
U.S. agency securities	9,000	8,567
Mortgage-backed securities	1,774	1,556
Other asset-backed securities	441	443
U.S. agency residential mortgage-backed securities	4	3
Total due after 1 year through 5 years	451,670	453,798	3.17%
Due after 5 years through 10 years:
U.S. agency securities	18,848	16,768
Other asset-backed securities	15,567	15,545
U.S. agency residential mortgage-backed securities	5,177	4,696
Mortgage-backed securities	2,036	1,634
Municipal securities	621	516
Total due after 5 years through 10 years	42,249	39,159	4.27%
Due after 10 years:
U.S. agency residential mortgage-backed securities	258,387	206,538
U.S. agency securities	65,603	49,744
Mortgage-backed securities	39,352	32,959
Other asset-backed securities	12,209	11,476
Municipal securities	2,641	1,765
Total due after 10 years	378,192	302,482	2.80%
Total securities available for sale	$872,341	$795,669	3.07%
(1)    The weighted-average yield is computed using the amortized cost at September 30, 2023.

There were no sales of AFS securities during the third quarters and first nine months of 2023 and 2022.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost. Other HFI and all held for sale (HFS) loans are recorded at fair value with the Company’s election of the fair value option. Net accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $34.3 million and $27.9 million as of September 30, 2023 and December 31, 2022, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	September 30, 2023	December 31, 2022
Unsecured personal	$4,094,748	$3,866,373
Residential mortgages	186,510	199,601
Secured consumer	254,105	194,634
Total consumer loans held for investment	4,535,363	4,260,608
Equipment finance (1)	125,289	160,319
Commercial real estate	373,246	373,501
Commercial and industrial (2)	203,379	238,726
Total commercial loans and leases held for investment	701,914	772,546
Total loans and leases held for investment	5,237,277	5,033,154
Allowance for loan and lease losses	(350,495)	(327,852)
Loans and leases held for investment, net (3)	$4,886,782	$4,705,302
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.
(2)    Includes $7.6 million and $67.0 million of pledged loans under the Paycheck Protection Program (PPP) as of September 30, 2023 and December 31, 2022, respectively.
(3)    As of September 30, 2023 and December 31, 2022, the Company had $4.0 billion and $283.6 million in loans pledged as collateral under the Federal Reserve Bank (FRB) Discount Window, respectively. In addition, as of September 30, 2023 and December 31, 2022, the Company had $511.2 million and $156.2 million in loans pledged to the Federal Home Loan Bank (FHLB) of Des Moines, respectively.

September 30, 2023	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$4,535,363	$336,288	$4,199,075	7.4%
Total commercial loans and leases held for investment	701,914	14,207	687,707	2.0%
Total loans and leases held for investment	$5,237,277	$350,495	$4,886,782	6.7%

December 31, 2022	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$4,260,608	$312,489	$3,948,119	7.3%
Total commercial loans and leases held for investment	772,546	15,363	757,183	2.0%
Total loans and leases held for investment	$5,033,154	$327,852	$4,705,302	6.5%
(1)    Calculated as the ratio of allowance for loan and lease losses (ALLL) to loans and leases HFI at amortized cost.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended September 30,
	2023			2022
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$341,161	$14,002	$355,163	$228,184	$15,076	$243,260
Credit loss expense for loans and leases held for investment	63,733	394	64,127	81,935	664	82,599
Charge-offs (1)	(73,644)	(534)	(74,178)	(22,944)	(784)	(23,728)
Recoveries	5,038	345	5,383	963	107	1,070
Allowance for loan and lease losses, end of period	$336,288	$14,207	$350,495	$288,138	$15,063	$303,201

Reserve for unfunded lending commitments, beginning of period	$—	$2,017	$2,017	$136	$1,889	$2,025
Credit loss expense for unfunded lending commitments	—	352	352	(78)	218	140
Reserve for unfunded lending commitments, end of period (2)	$—	$2,369	$2,369	$58	$2,107	$2,165

	Nine Months Ended September 30,
	2023			2022
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$312,489	$15,363	$327,852	$128,812	$15,577	$144,389
Credit loss expense for loans and leases held for investment	201,291	(124)	201,167	203,967	913	204,880
Charge-offs (1)	(189,201)	(1,809)	(191,010)	(46,668)	(2,001)	(48,669)
Recoveries	11,709	777	12,486	2,027	574	2,601
Allowance for loan and lease losses, end of period	$336,288	$14,207	$350,495	$288,138	$15,063	$303,201

Reserve for unfunded lending commitments, beginning of period	$18	$1,860	$1,878	$—	$1,231	$1,231
Credit loss expense for unfunded lending commitments	(18)	509	491	58	876	934
Reserve for unfunded lending commitments, end of period (2)	$—	$2,369	$2,369	$58	$2,107	$2,165
(1)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(2)    Relates to $89.5 million and $144.0 million of unfunded commitments, associated primarily with the commercial loan portfolio, as of September 30, 2023 and 2022, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents year-to-date gross charge-offs by origination year for the period presented:

	Nine Months Ended September 30, 2023
	Gross Charge-Offs by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Unsecured personal	$7,730	$106,835	$72,330	$—	$—	$—	$186,895
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	93	1,668	545	—	—	—	2,306
Total consumer loans held for investment	7,823	108,503	72,875	—	—	—	189,201
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Commercial and industrial	—	—	1,369	—	318	122	1,809
Total commercial loans and leases held for investment	—	—	1,369	—	318	122	1,809

Total loans and leases held for investment	$7,823	$108,503	$74,244	$—	$318	$122	$191,010

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

September 30, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Unsecured personal
Current	$1,500,780	$1,954,955	$552,491	$—	$—	$—	$4,008,226
30-59 days past due	6,728	18,780	7,968	—	—	—	33,476
60-89 days past due	4,159	15,830	6,679	—	—	—	26,668
90 or more days past due	4,409	16,987	8,002	—	—	—	29,398
Total unsecured personal (1)	1,516,076	2,006,552	575,140	—	—	—	4,097,768
Residential mortgages
Current	—	48,934	56,128	30,204	20,403	30,678	186,347
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	163	163
Total residential mortgages	—	48,934	56,128	30,204	20,403	30,841	186,510
Secured consumer
Current	114,186	109,327	25,434	—	2,481	—	251,428
30-59 days past due	199	1,188	291	—	—	—	1,678
60-89 days past due	45	484	261	—	—	—	790
90 or more days past due	—	149	60	—	—	—	209
Total secured consumer	114,430	111,148	26,046	—	2,481	—	254,105
Total consumer loans held for investment	$1,630,506	$2,166,634	$657,314	$30,204	$22,884	$30,841	$4,538,383
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of September 30, 2023, the basis adjustment totaled $3.0 million and represents a reduction to the amortized cost of the hedged loans. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

September 30, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$3,266	$36,438	$29,017	$9,088	$8,963	$8,797	$95,569	$—
Special mention	—	15,059	2,435	6,085	2,872	—	26,451	—
Substandard	—	—	—	536	—	2,733	3,269	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	3,266	51,497	31,452	15,709	11,835	11,530	125,289	—
Commercial real estate
Pass	39,237	94,645	35,078	43,382	52,066	76,254	340,662	33,681
Special mention	—	—	—	—	—	9,362	9,362	—
Substandard	—	3,641	6,738	—	221	10,571	21,171	8,515
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,515	—	—	536	2,051	1,471
Total commercial real estate	39,237	98,286	43,331	43,382	52,287	96,723	373,246	43,667
Commercial and industrial
Pass	35,793	64,912	42,901	10,287	9,136	11,054	174,083	107,266
Special mention	—	10,734	1,252	1,297	115	385	13,783	9,469
Substandard	—	1,102	5,133	787	3,691	3,253	13,966	7,986
Doubtful	—	—	—	—	—	286	286	216
Loss	—	—	—	—	—	1,261	1,261	1,229
Total commercial and industrial	35,793	76,748	49,286	12,371	12,942	16,239	203,379	126,166
Total commercial loans and leases held for investment	$78,296	$226,531	$124,069	$71,462	$77,064	$124,492	$701,914	$169,833
(1)    Represents loan balances guaranteed by the Small Business Association (SBA).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$59,227	$38,218	$25,014	$15,785	$11,880	$3,444	$153,568	$—
Special mention	—	2,094	—	3,759	—	—	5,853	—
Substandard	—	—	859	—	39	—	898	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	59,227	40,312	25,873	19,544	11,919	3,444	160,319	—
Commercial real estate
Pass	100,602	53,445	47,497	52,834	35,992	60,976	351,346	40,693
Special mention	—	—	8,415	260	1,237	405	10,317	—
Substandard	—	—	—	643	2,404	8,215	11,262	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	576	576	—
Total commercial real estate	100,602	53,445	55,912	53,737	39,633	70,172	373,501	40,693
Commercial and industrial
Pass	61,076	99,264	24,726	13,866	5,174	10,831	214,937	141,858
Special mention	—	—	—	483	163	455	1,101	44
Substandard	—	9,361	4,529	3,623	797	2,820	21,130	5,716
Doubtful	—	—	—	—	—	286	286	216
Loss	—	—	—	—	1	1,271	1,272	1,229
Total commercial and industrial	61,076	108,625	29,255	17,972	6,135	15,663	238,726	149,063
Total commercial loans and leases held for investment	$220,905	$202,382	$111,040	$91,253	$57,687	$89,279	$772,546	$189,756
(1)    Represents loan balances guaranteed by the SBA.

The following tables present an analysis of the past due loans and leases HFI within the commercial portfolio segment:

September 30, 2023	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$—	$3,150	$—	$3,150
Commercial real estate	4,493	434	1,618	6,545
Commercial and industrial (1)	1,514	29	1,515	3,058
Total commercial loans and leases held for investment	$6,007	$3,613	$3,133	$12,753

December 31, 2022	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$3,172	$—	$859	$4,031
Commercial real estate	—	102	—	102
Commercial and industrial (1)	—	—	1,643	1,643
Total commercial loans and leases held for investment	$3,172	$102	$2,502	$5,776
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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases:

	September 30, 2023		December 31, 2022
	Nonaccrual (1)	Nonaccrual with no related ACL (2)	Nonaccrual (1)	Nonaccrual with no related ACL (2)
Unsecured personal	$29,398	$—	$16,255	$—
Residential mortgages	316	316	331	331
Secured consumer	209	—	188	—
Total nonaccrual consumer loans held for investment	29,923	316	16,774	331

Equipment finance	2,733	—	898	39
Commercial real estate	10,113	2,431	1,018	1,018
Commercial and industrial	7,230	1,892	16,137	1,229
Total nonaccrual commercial loans and leases held for investment (3)	20,076	4,323	18,053	2,286

Total nonaccrual loans and leases held for investment	$49,999	$4,639	$34,827	$2,617
(1)     Excluding PPP loans, there were no loans and leases that were 90 days or more past due and accruing as of both September 30, 2023 and December 31, 2022.
(2)     Subset of total nonaccrual loans and leases.
(3)     Includes $12.7 million and $4.9 million in loan balances guaranteed by the SBA as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023		December 31, 2022
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$29,923	0.7%	$16,774	0.4%
Total nonaccrual commercial loans and leases held for investment	20,076	2.9%	18,053	2.3%
Total nonaccrual loans and leases held for investment	$49,999	1.0%	$34,827	0.7%
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with consolidated and unconsolidated VIEs. The Company’s transactions with VIEs include Structured Program transactions. The Company has also various forms of involvement with VIEs, including servicing loans and holding senior asset-backed securities or subordinated interests in the VIEs. Additionally, the assets and liabilities in the table below exclude intercompany balances that were eliminated in consolidation.

	September 30, 2023			December 31, 2022
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Assets
Restricted cash	$3,813	$—	$3,813	$8,048	$—	$8,048
Securities available for sale at fair value	—	443,460	443,460	—	17,717	17,717
Loans held for investment at fair value	1,095	—	1,095	3,994	—	3,994
Retail and certificate loans held for investment at fair value	637	—	637	1,946	—	1,946
Other assets	19	17,161	17,180	206	10,464	10,670
Total assets	$5,564	$460,621	$466,185	$14,194	$28,181	$42,375
Liabilities
Borrowings	$3,329	$—	$3,329	$8,085	$—	$8,085
Retail notes, certificates and secured borrowings at fair value	637	—	637	1,946	—	1,946
Other liabilities	5	980	985	29	—	29
Total liabilities	3,971	980	4,951	10,060	—	10,060
Total net assets (maximum loss exposure)	$1,593	$459,641	$461,234	$4,134	$28,181	$32,315

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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Unconsolidated VIEs

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value of consideration received:
Cash	$40,994	$—	$59,045	$5,320
Asset-backed securities retained	301,602	—	454,831	2,180
Other assets (liabilities)	3,790	—	6,089	(3,794)
Total consideration	346,386	—	519,965	3,706
Deconsolidation of debt	—	—	—	36,072
Fair value of loans sold	(343,142)	—	(514,701)	(39,519)
Gain on sales of loans (1)	$3,244	$—	$5,264	$259

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$1,234	$1,782	$3,110	$7,294
Interest received on asset-backed securities retained	$5,142	$1,294	$8,736	$6,373
(1)    Consists primarily of servicing assets recognized at the time of sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale. Prior period amounts have been reclassified to conform to the current period presentation.

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

As of September 30, 2023, the aggregate unpaid principal balance held by unconsolidated VIEs was $678.5 million, of which $7.7 million was attributable to off-balance sheet loans that were 31 days or more past due. As of December 31, 2022, the aggregate unpaid principal balance held by unconsolidated VIEs was $433.5 million, of which $14.8 million was attributable to off-balance sheet loans that were 31 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments, Assets and Liabilities Recorded at Fair Value

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

September 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$362,789	$362,789
Loans held for investment at fair value	—	—	326,299	326,299
Retail and certificate loans held for investment at fair value	—	—	18,118	18,118
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	412,397	412,397
U.S. agency residential mortgage-backed securities	—	211,237	—	211,237
U.S. agency securities	—	75,079	—	75,079
Mortgage-backed securities	—	36,149	—	36,149
Other asset-backed securities related to Structured Program transactions	—	—	31,062	31,062
Other asset-backed securities	—	27,464	—	27,464
Municipal securities	—	2,281	—	2,281
Total securities available for sale	—	352,210	443,459	795,669
Servicing assets	—	—	81,760	81,760
Other assets	—	8,965	—	8,965
Total assets	$—	$361,175	$1,232,425	$1,593,600

Liabilities:
Borrowings	$—	$—	$3,329	$3,329
Retail notes, certificates and secured borrowings	—	—	18,118	18,118
Other liabilities	—	5,482	4,614	10,096
Total liabilities	$—	$5,482	$26,061	$31,543

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$110,400	$110,400
Loans held for investment at fair value	—	—	925,938	925,938
Retail and certificate loans held for investment at fair value	—	—	55,425	55,425
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	214,427	—	214,427
U.S. agency securities	—	74,394	—	74,394
Mortgaged-backed securities	—	22,518	—	22,518
Other asset-backed securities	—	14,203	—	14,203
Asset-backed securities related to Structured Program transactions	—	5,248	12,469	17,717
Municipal securities	—	2,443	—	2,443
Total securities available for sale	—	333,233	12,469	345,702
Servicing assets	—	—	84,308	84,308
Other assets	—	—	5,099	5,099
Total assets	$—	$333,233	$1,193,639	$1,526,872

Liabilities:
Borrowings	$—	$—	$8,085	$8,085
Retail notes, certificates and secured borrowings	—	—	55,425	55,425
Other liabilities	—	—	8,583	8,583
Total liabilities	$—	$—	$72,093	$72,093

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the third quarters and first nine months of 2023 or 2022.

Loans Held for Sale at Fair Value

In the third quarter of 2023, as part of its new extended seasoning program, the Company began accumulating loans into the HFS portfolio to meet investor demand for seasoned loans. Prior year comparative disclosures for the tables below are not presented as the comparability between periods would not be meaningful given that the current period relates primarily to the new extended seasoning program whereas in previous periods the majority of HFS loans were sold shortly after origination and at committed prices. As such, the Company was generally not exposed to fluctuations in the fair value of HFS loans in the prior period.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 loans HFS at fair value:

	September 30, 2023
	Minimum	Maximum	Weighted- Average
Discount rates	8.8%	11.2%	9.6%
Net cumulative expected loss rates (1)	3.5%	23.4%	10.9%
Cumulative expected prepayment rates (1)	27.7%	37.3%	32.5%
(1)    Expressed as a percentage of the acquired principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of loans HFS at fair value to adverse changes in key assumptions are as follows:

September 30, 2023
Loans held for sale at fair value	$362,789
Expected weighted-average life (in years)	1.5
Discount rates:
100 basis point increase	$(4,628)
200 basis point increase	$(9,160)
Expected credit loss rates on underlying loans:
10% increase	$(4,292)
20% increase	$(8,530)
Expected prepayment rates:
10% increase	$(660)
20% increase	$(1,244)

Fair Value Reconciliation

The following table presents additional information about Level 3 loans HFS on a recurring basis:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Fair value at beginning of period	$250,361	$110,400
Originations and purchases	1,107,771	3,584,918
Sales	(950,451)	(3,435,949)
Principal payments	(22,372)	(33,972)
Transfers	3,299	195,106
Fair value adjustments recorded in earnings	(25,819)	(57,714)
Fair value at end of period	$362,789	$362,789

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
(Unaudited)

Loans Held for Investment at Fair Value

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 loans HFI at fair value:

	September 30, 2023			December 31, 2022
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	8.5%	16.5%	12.8%	8.8%	17.1%	12.7%
Net cumulative expected loss rates (1)	2.5%	11.0%	7.1%	2.1%	9.8%	5.7%
Cumulative expected prepayment rates (1)	20.6%	28.5%	25.2%	26.2%	35.3%	30.8%
(1)    Expressed as a percentage of the acquired principal balance of the loan.

Significant Recurring Level 3 Fair Value Input Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions are as follows:

	September 30, 2023	December 31, 2022
Loans held for investment at fair value	$326,299	$925,938
Expected weighted-average life (in years)	0.9	0.9
Discount rates:
100 basis point increase	$(2,633)	$(7,471)
200 basis point increase	$(5,226)	$(14,830)
Expected credit loss rates on underlying loans:
10% increase	$(2,028)	$(5,574)
20% increase	$(3,985)	$(11,307)
Expected prepayment rates:
10% increase	$(1,519)	$(4,311)
20% increase	$(2,636)	$(7,480)

Fair Value Reconciliation

The following table presents additional information about Level 3 loans HFI at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value at beginning of period	$404,119	$20,583	$925,938	$21,240
Purchases	112	136	4,149	150
Principal payments	(76,495)	(5,913)	(419,233)	(17,660)
Transfers	(3,472)	—	(195,106)	11,966
Interest income accretion and fair value adjustments recorded in earnings	2,035	251	10,551	(639)
Fair value at end of period	$326,299	$15,057	$326,299	$15,057

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Retail and Certificate Loans and Related Notes, Certificates and Secured Borrowings

The Company does not assume principal or interest rate risk on loans that were funded by its member payment- dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. At September 30, 2023 and December 31, 2022, the DCF methodology used to estimate the retail note, certificate and secured borrowings’ fair values used the same projected net cash flows as their related loans. Therefore, the fair value adjustments for retail loans held for investment were largely offset by the corresponding fair value adjustments due to the payment dependent design of the retail notes, certificates and secured borrowings.

Asset-Backed Securities Related to Structured Program Transactions

Prior year comparative disclosures related to significant unobservable inputs, fair value sensitivities and fair value rollforwards for asset-backed securities related to Structured Program transactions are not presented below as the comparability between periods would not be meaningful given that the current period consists primarily of a new type of Structured Program transaction that the Company began entering into in the second quarter of 2023. See “Note 6. Securitizations and Variable Interest Entities” for more information.

Senior Asset-Backed Securities Related to Structured Program Transactions

As of September 30, 2023, the fair value of the senior asset-backed securities related to Structured Program transactions was $412.4 million with an expected weighted-average life of 1.5 years. Discount rates were the significant unobservable input used to measure the fair value of this Level 3 asset. The minimum, maximum and weighted-average discount rates assumptions were 7.7% as of September 30, 2023. A hypothetical 100 and 200 basis point increase in discount rates would decrease the fair value by $6.2 million and $12.3 million, respectively.

The following table presents additional information about Level 3 senior asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Fair value at beginning of period	$142,785	$—
Additions	284,704	429,384
Cash received	(14,244)	(15,534)
Change in unrealized loss	(848)	(1,453)
Fair value at end of period	$412,397	$412,397

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

	September 30, 2023
	Minimum	Maximum	Weighted- Average
Discount rates	8.8%	11.2%	9.5%
Net cumulative expected loss rates (1)	3.6%	23.0%	9.3%
Cumulative expected prepayment rates (1)	27.7%	37.3%	32.7%
(1)    Expressed as a percentage of the outstanding collateral balance.

Significant Recurring Fair Value Input Sensitivity

The following table presents adverse changes to the fair value sensitivity of Level 3 other asset-backed securities related to Structured Program transactions to changes in key assumptions:

September 30, 2023
Fair value of interests held	$31,062
Expected weighted-average life (in years)	1.5
Discount rates
100 basis point increase	$(369)
200 basis point increase	$(735)
Expected loss rates
10% increase	$(523)
20% increase	$(1,058)
Expected prepayment rates
10% increase	$(190)
20% increase	$(425)

Fair Value Reconciliation

The following table presents additional information about Level 3 other asset-backed securities related to Structured Program transactions measured at fair value on a recurring basis:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Fair value at beginning of period	$16,980	$12,469
Additions	17,190	25,970
Cash received	(2,812)	(7,081)
Change in unrealized loss	(296)	(296)
Fair value at end of period	$31,062	$31,062

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
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following table presents quantitative information about the significant unobservable inputs used for the Company’s Level 3 fair value measurements for servicing assets relating to loans sold to investors:

	September 30, 2023			December 31, 2022
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	8.7%	17.3%	11.6%	7.5%	16.4%	10.1%
Net cumulative expected loss rates (1)	3.5%	37.7%	15.6%	2.1%	36.7%	15.6%
Cumulative expected prepayment rates (1)	18.5%	44.6%	32.7%	15.8%	47.2%	35.9%
Total market servicing rates (% per annum on outstanding principal balance) (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
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

	September 30, 2023	December 31, 2022
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(8,759)	$(10,505)
Servicing rate decrease by 0.10%	$8,759	$10,505

The following table presents the fair value sensitivity of servicing assets to adverse changes in key assumptions:

	September 30, 2023	December 31, 2022
Fair value of servicing assets	$81,760	$84,308
Discount rates
100 basis point increase	$(695)	$(726)
200 basis point increase	$(1,391)	$(1,451)
Expected loss rates
10% increase	$(1,026)	$(1,037)
20% increase	$(2,051)	$(2,074)
Expected prepayment rates
10% increase	$(1,720)	$(1,994)
20% increase	$(3,440)	$(3,989)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents additional information about Level 3 servicing assets measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value at beginning of period	$85,387	$79,427	$84,308	$67,726
Issuances (1)	11,568	22,319	39,269	73,774
Change in fair value, included in Marketplace revenue	(12,100)	(14,689)	(41,750)	(52,702)
Other net changes	(3,095)	(539)	(67)	(2,280)
Fair value at end of period	$81,760	$86,518	$81,760	$86,518
(1)    Represents the gains or losses on sales of the related loans.

Financial Instruments, Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value:

September 30, 2023	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,886,782	$—	$—	$5,060,962	$5,060,962
Other assets	39,727	—	38,885	1,118	40,003
Total assets	$4,926,509	$—	$38,885	$5,062,080	$5,100,965
Liabilities:
Deposits (1)	$1,169,593	$—	$—	$1,164,915	$1,164,915
Borrowings	7,388	—	27	7,361	7,388
Other liabilities	62,572	—	37,270	25,302	62,572
Total liabilities	$1,239,553	$—	$37,297	$1,197,578	$1,234,875

December 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,705,302	$—	$—	$4,941,825	$4,941,825
Other assets	36,646	—	35,300	1,397	36,697
Total assets	$4,741,948	$—	$35,300	$4,943,222	$4,978,522
Liabilities:
Deposits (1)	$860,808	$—	$—	$860,808	$860,808
Borrowings	66,773	—	2,619	64,154	66,773
Other liabilities	62,247	—	30,311	31,936	62,247
Total liabilities	$989,828	$—	$32,930	$956,898	$989,828
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

8. Derivative Instruments and Hedging Activities

Credit Derivatives

Beginning in the second quarter of 2023, the Company entered into credit support agreements related to loan sales, whereby it is obligated to make payments to a limited number of strategic investors approximately 18 months after sale if credit losses exceed certain initial agreed-upon thresholds, subject to a maximum dollar amount. Accordingly, these are accounted for as credit derivative liabilities, measured at fair value, and recorded in “Other liabilities” on the Balance Sheet. The initial fair value of the derivative liabilities is recorded in “Gain on sales of loans” with changes in the fair value recorded in “Net fair value adjustments,” both within “Marketplace revenue” on the Income Statement.

As of September 30, 2023, the total notional amount, or maximum dollar exposure, of the credit derivative liabilities was $3.8 million, with a fair value of $3.3 million which was based on the combined impact of both the quantitative and qualitative credit loss forecast. For the three and nine months ended September 30, 2023, the Company recognized a loss of $2.3 million and $3.3 million in earnings, respectively.

Hedging

The Company is exposed to changes in the fair value of its fixed-rate loans due to changes in benchmark interest rates. Beginning in the third quarter of 2023, the Company entered into interest rate swaps to manage its exposure to changes in fair value of these loans attributable to changes in the Secured Overnight Financing Rate (SOFR). The interest rate swaps qualify as fair value hedges and involve the payment of fixed-rate amounts to a counterparty in exchange for the receipt of variable-rate payments over the life of the agreements, ranging from approximately one to three years.

The table below presents the notional and gross fair value amounts of the Company’s derivatives used for hedging as of September 30, 2023:

	Notional	Gross Derivative Asset Fair Value (1)
Derivatives used for hedging:
Interest rate swaps	$1,500,000	$3,483
(1)    Recorded in “Other assets” on the Balance Sheet.

The following table summarizes the gains (losses) recognized on the Company’s fair value hedges for both the three and nine months ended September 30, 2023:

Gains (losses) recognized on:
Hedged item	$(3,020)
Derivatives used for hedging	3,483
Interest settlement on derivative (1)	883
Total gains on fair value hedges (2)	$1,346
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest and fees on loans held for investment at amortized cost” on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the cumulative basis adjustments for fair value hedges as of September 30, 2023:

Balance Sheet Line Item	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment to Hedged Item
Loans and leases held for investment at amortized cost	$3,586,394	$(3,020)
(1)    Represents the amortized cost of the total closed portfolio of loans designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship. At September 30, 2023, the amortized cost of loans designated as the hedged item in the portfolio layer hedging relationship was $1.5 billion.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2023	December 31, 2022
Software (1)	$206,311	$174,360
Leasehold improvements	31,249	31,214
Computer equipment	23,753	27,410
Furniture and fixtures	6,088	6,088
Total property, equipment and software	267,401	239,072
Accumulated depreciation and amortization	(107,633)	(102,599)
Total property, equipment and software, net	$159,768	$136,473
(1)    Includes $71.7 million and $43.7 million of development in progress for internally-developed software and $4.7 million and $3.0 million of development in progress to customize purchased software as of September 30, 2023 and December 31, 2022, respectively.

Depreciation and amortization expense on property, equipment and software was $10.3 million and $32.1 million for the third quarter and first nine months of 2023, respectively. Depreciation and amortization expense on property, equipment and software was $9.5 million and $28.3 million for the third quarter and first nine months of 2022, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both September 30, 2023 and December 31, 2022. The Company did not record any goodwill impairment expense for the third quarters and first nine months of 2023 and 2022. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	September 30, 2023	December 31, 2022
Gross carrying value	$54,500	$54,500
Accumulated amortization	(41,349)	(38,166)
Net carrying value	$13,151	$16,334

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the third quarter and first nine months of 2023 was $1.0 million and $3.2 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2022 was $1.2 million and $3.7 million, respectively. There was no impairment loss for the third quarters and first nine months of 2023 and 2022.

The expected future amortization expense for intangible assets as of September 30, 2023, is as follows:

2023	$1,015
2024	3,549
2025	2,901
2026	2,252
2027	1,603
Thereafter	1,831
Total	$13,151

11. Other Assets

Other assets consist of the following:

	September 30, 2023	December 31, 2022
Deferred tax asset, net (1)	$171,766	$173,687
Servicing assets (2)	82,602	85,654
Operating lease assets	53,510	63,872
Nonmarketable equity investments	46,812	38,320
Intangible assets, net (3)	13,151	16,334
Other	129,111	122,439
Total other assets	$496,952	$500,306
(1)    See “Note 16. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $9.7 billion and $11.0 billion as of September 30, 2023 and December 31, 2022, respectively.
(3)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Deposits

Deposits consist of the following:

	September 30, 2023	December 31, 2022
Interest-bearing deposits:
Savings and money market accounts	4,537,503	3,616,657
Certificates of deposit	1,169,593	860,808
Checking accounts	979,973	1,681,095
Total	6,687,069	6,158,560
Noninterest-bearing deposits	313,194	233,993
Total deposits	$7,000,263	$6,392,553

Total certificates of deposit at September 30, 2023 are scheduled to mature as follows:

2023	$310,816
2024	833,003
2025	14,075
2026	1,252
2027	9,228
Thereafter	1,219
Total certificates of deposit	$1,169,593

The following table presents the amount of certificates of deposit with denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand, segregated by time remaining until maturity, as of September 30, 2023:

	Three months or less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
Certificates of deposit	$4,949	$5,117	$43,598	$3,674	$57,338

13. Borrowings

Short-term Borrowings

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. The aggregate debt outstanding under the Company’s repurchase agreements was $27 thousand and $2.6 million at September 30, 2023 and December 31, 2022, respectively.

In addition, the Company has available borrowing capacity with the FRB and FHLB of Des Moines totaling $3.8 billion and $605.5 million with pledged collateral totaling $4.9 billion and $754.0 million at September 30, 2023 and December 31, 2022, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Long-term Debt

The following table summarizes the Company’s long-term debt, as of the dates indicated:

	September 30, 2023	December 31, 2022
Advances from PPPLF (1):
Aggregate debt outstanding (fixed interest rate of 0.35%)	$7,361	$64,154
Pledged collateral	$7,560	$66,971
Retail notes, certificates and secured borrowings (2):
Aggregate debt outstanding	$18,118	$55,425
Payable on Structured Program borrowings (3):
Aggregate debt outstanding	$3,329	$8,085
Pledged collateral	$4,828	$9,708
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
(3)    Consists of certificate participations and securities of certain consolidated VIEs held by third-party investors and secured by “Loans held for investment at fair value” totaling $1.1 million and $4.0 million and “Restricted cash” of $3.7 million and $5.7 million as of September 30, 2023 and December 31, 2022, respectively.

14. Other Liabilities

Other liabilities consist of the following:

	September 30, 2023	December 31, 2022
Operating lease liabilities	$65,747	$77,291
Accounts payable and accrued expenses	54,179	98,173
Payable to investors (1)	37,270	30,311
Other	77,838	86,842
Total other liabilities	$235,034	$292,617
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

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs and PBRSUs	$16,855	$18,931	$49,292	$56,098
Stock options	—	6	—	46
Stock-based compensation expense, gross	16,855	18,937	49,292	56,144
Less: Capitalized stock-based compensation expense	2,449	2,194	7,170	5,934
Stock-based compensation expense, net	$14,406	$16,743	$42,122	$50,210

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	8,672,626	$12.94
Granted	6,533,732	$7.68
Vested	(4,329,854)	$11.63
Forfeited/expired	(1,772,768)	$12.42
Unvested at September 30, 2023	9,103,736	$9.89

During the first nine months of 2023, the Company granted 6,533,732 RSUs with an aggregate fair value of $50.2 million.

As of September 30, 2023, there was $81.9 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years, subject to any forfeitures.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the activities for the Company’s PBRSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	1,754,898	$11.19
Granted	807,499	$7.15
Vested	(870,766)	$4.22
Forfeited/expired	(104,084)	$11.77
Unvested at September 30, 2023	1,587,547	$12.63

During the first nine months of 2023, the Company granted 807,499 PBRSUs with an aggregate fair value of $5.8 million.

As of September 30, 2023, there was $7.9 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years, subject to any forfeitures.

16. Income Taxes

For the third quarter and first nine months of 2023, the Company recorded an income tax expense of $3.3 million and $12.1 million, representing an effective tax rate of 39.9% and 29.7%, respectively. The third quarter effective tax rate differs from the statutory rate as it was favorably affected by recurring items such as tax credits and was unfavorably affected by nondeductible portions of executive compensation. Additionally, the effective tax rate was unfavorably impacted by the discrete tax impact recognized during the period related to stock-based compensation, which had a larger impact in the third quarter.

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

The following table summarizes the Company’s net deferred tax assets:

	September 30, 2023	December 31, 2022
Deferred tax assets, net of liabilities	$219,329	$221,408
Valuation allowance	(47,563)	(47,721)
Deferred tax assets, net of valuation allowance	$171,766	$173,687

17. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the third quarter and first nine months of 2023, interest earned on Equipment Finance was $2.0 million and

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

$7.2 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement. For the third quarter and first nine months of 2022, interest earned on Equipment Finance was $2.5 million and $7.7 million, respectively.

The components of Equipment Finance assets are as follows:

	September 30, 2023	December 31, 2022
Lease receivables	$103,750	$137,969
Unguaranteed residual asset values	33,264	39,262
Unearned income	(12,397)	(17,786)
Deferred fees	672	874
Total	$125,289	$160,319

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of September 30, 2023 were as follows:

2023	$15,167
2024	35,355
2025	27,288
2026	16,796
2027	7,447
Thereafter	5,538
Total lease payments	$107,591
Discount effect	(3,841)
Present value of future minimum lease payments	$103,750

Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of September 30, 2023, the lease agreements have remaining lease terms ranging from approximately three months to eight years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. As of September 30, 2023, the Company pledged $0.4 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	September 30, 2023	December 31, 2022
Operating lease assets	Other assets	$53,510	$63,872
Operating lease liabilities	Other liabilities	$65,747	$77,291

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Components of net lease costs were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Net Lease Costs	Income Statement Classification	2023	2022	2023	2022
Operating lease costs	Occupancy	$(3,114)	$(3,195)	$(9,376)	$(12,041)
Sublease revenue	Other non-interest income	—	—	—	2,847
Net lease costs		$(3,114)	$(3,195)	$(9,376)	$(9,194)

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-cash operating activity:
Leased assets obtained or adjusted in exchange for new, amended, and modified operating lease liabilities	$—	$—	$(4,664)	$—

The Company’s future minimum undiscounted lease payments under operating leases as of September 30, 2023 were as follows:

Operating Lease Payments
2023	$3,220
2024	12,798
2025	13,129
2026	11,710
2027	10,987
Thereafter	27,238
Total lease payments	$79,082
Discount effect	(13,335)
Present value of future minimum lease payments	$65,747

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	September 30, 2023
Weighted-average remaining lease term (in years)	6.49
Weighted-average discount rate	5.40%

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

Unfunded Loan Commitments

As of September 30, 2023 and December 31, 2022, the contractual amount of unfunded loan commitments was $89.5 million and $138.0 million, respectively. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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

The following table summarizes the Company’s and LC Bank’s regulatory capital amounts (in millions) and ratios:

	September 30, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,078.7	16.9%	$1,005.8	15.8%	7.0%
Tier 1 capital	$1,078.7	16.9%	$1,005.8	15.8%	8.5%
Total capital	$1,161.7	18.2%	$1,088.1	17.1%	10.5%
Tier 1 leverage	$1,078.7	13.2%	$1,005.8	14.1%	4.0%
Risk-weighted assets	$6,388.6	N/A	$6,360.7	N/A	N/A
Quarterly adjusted average assets	$8,200.3	N/A	$7,119.0	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$949.7	15.1%	$852.2	13.8%	7.0%
Tier 1 capital	$949.7	15.1%	$852.2	13.8%	8.5%
Total capital	$1,031.2	16.5%	$932.4	15.1%	10.5%
Tier 1 leverage	$949.7	11.8%	$852.2	12.5%	4.0%
Risk-weighted assets	$6,268.6	N/A	$6,194.0	N/A	N/A
Quarterly adjusted average assets	$8,016.0	N/A	$6,795.2	N/A	N/A
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

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At September 30, 2023 and December 31, 2022, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since September 30, 2023 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. Additionally, under an Operating Agreement with the OCC (Operating Agreement), LC Bank is required to obtain a written determination of non-objection from the OCC before declaring any dividend. No dividends were declared by LC Bank during the first nine months of 2023 or during 2022. See “Part I – Item 1. Business – Regulation and Supervision – Broad Powers to Ensure Safety and Soundness” in our Annual Report for further discussion regarding the Operating Agreement.

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

20. Other Non-interest Income and Non-interest Expense

Other non-interest income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Referral revenue	$1,029	$3,144	$4,008	$10,860
Realized gains on sales of securities available for sale	—	—	—	36
Other	1,929	4,256	5,341	13,843
Total other non-interest income	$2,958	$7,400	$9,349	$24,739

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Other non-interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consumer credit services	$2,930	$4,610	$10,377	$15,804
Other	10,146	10,496	35,724	30,727
Total other non-interest expense	$13,076	$15,106	$46,101	$46,531

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

All of the Company’s revenue is generated in the United States. The Company has experienced reductions in marketplace investor demand in connection with increases in interest rates and volatility in the macro economy. During the third quarter of 2023, no individual borrower or marketplace investor accounted for 10% or more of total net revenue. During the first nine months of 2023, one marketplace bank investor accounted for 12% of total net revenue. No other individual borrower or marketplace investor accounted for 10% or more of total net revenue for the first nine months of 2023.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$37,439	$153,504	$12,320	$9,015	$11,127	$11,318	$60,886	$173,837
Other non-interest income	18,783	25,240	2,478	4,794	(18,303)	(22,634)	2,958	7,400
Total non-interest income	56,222	178,744	14,798	13,809	(7,176)	(11,316)	63,844	181,237

Interest income:
Interest income	203,961	137,142	3,451	6,078	—	—	207,412	143,220
Interest expense	(69,517)	(15,277)	(890)	(4,267)	—	—	(70,407)	(19,544)
Net interest income	134,444	121,865	2,561	1,811	—	—	137,005	123,676

Total net revenue	190,666	300,609	17,359	15,620	(7,176)	(11,316)	200,849	304,913

Provision for credit losses	(64,463)	(82,739)	(16)	—	—	—	(64,479)	(82,739)
Non-interest expense	(122,142)	(177,714)	(13,069)	(19,821)	7,176	11,316	(128,035)	(186,219)
Income (Loss) before income tax benefit (expense)	4,061	40,156	4,274	(4,201)	—	—	8,335	35,955
Income tax benefit (expense)	(2,380)	(9,440)	(947)	16,683	—	—	(3,327)	7,243
Net income	$1,681	$30,716	$3,327	$12,482	$—	$—	$5,008	$43,198
Capital expenditures	$15,984	$17,301	$—	$—	$—	$—	$15,984	$17,301
Depreciation and amortization	$7,579	$4,099	$3,671	$6,582	$—	$—	$11,250	$10,681

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$172,133	$509,426	$33,200	$35,313	$33,970	$15,448	$239,303	$560,187
Other non-interest income	59,687	64,779	7,462	12,931	(57,800)	(52,971)	9,349	24,739
Total non-interest income	231,820	574,205	40,662	48,244	(23,830)	(37,523)	248,652	584,926

Interest income:
Interest income	612,805	357,117	11,506	26,224	—	—	624,311	383,341
Interest expense	(189,959)	(25,134)	(3,991)	(18,625)	—	—	(193,950)	(43,759)
Net interest income	422,846	331,983	7,515	7,599	—	—	430,361	339,582

Total net revenue	654,666	906,188	48,177	55,843	(23,830)	(37,523)	679,013	924,508

Provision for credit losses	(201,658)	(205,814)	—	—	—	—	(201,658)	(205,814)
Non-interest expense	(413,088)	(552,809)	(47,164)	(71,523)	23,830	37,523	(436,422)	(586,809)
Income (Loss) before income tax benefit (expense)	39,920	147,565	1,013	(15,680)	—	—	40,933	131,885
Income tax benefit (expense)	(12,065)	(39,113)	(84)	120,274	—	53,048	(12,149)	134,209
Net income	$27,855	$108,452	$929	$104,594	$—	$53,048	$28,784	$266,094
Capital expenditures	$48,239	$54,659	$—	$—	$—	$—	$48,239	$54,659
Depreciation and amortization	$21,546	$11,109	$13,696	$21,168	$—	$—	$35,242	$32,277

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets
Total cash and cash equivalents	$1,283,549	$1,020,874	$93,060	$56,475	$(68,839)	$(20,319)	$1,307,770	$1,057,030
Restricted cash	—	—	48,102	75,409	(5,615)	(7,955)	42,487	67,454
Securities available for sale at fair value	790,542	329,287	5,127	16,415	—	—	795,669	345,702
Loans held for sale at fair value	362,789	110,400	—	—	—	—	362,789	110,400
Loans and leases held for investment, net	4,886,782	4,705,302	—	—	—	—	4,886,782	4,705,302
Loans held for investment at fair value	316,622	906,711	9,677	19,227	—	—	326,299	925,938
Retail and certificate loans held for investment at fair value	—	—	18,118	55,425	—	—	18,118	55,425
Property, equipment and software, net	139,269	102,274	20,499	34,199	—	—	159,768	136,473
Investment in subsidiary	—	—	813,436	755,319	(813,436)	(755,319)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	352,072	339,341	162,490	173,851	(17,610)	(12,886)	496,952	500,306
Total assets	8,207,342	7,589,906	1,170,509	1,186,320	(905,500)	(796,479)	8,472,351	7,979,747
Liabilities and Equity
Total deposits	7,074,717	6,420,827	—	—	(74,454)	(28,274)	7,000,263	6,392,553
Borrowings	7,361	64,154	3,356	10,704	—	—	10,717	74,858
Retail notes, certificates and secured borrowings at fair value	—	—	18,118	55,425	—	—	18,118	55,425
Other liabilities	136,543	189,185	116,101	116,318	(17,610)	(12,886)	235,034	292,617
Total liabilities	7,218,621	6,674,166	137,575	182,447	(92,064)	(41,160)	7,264,132	6,815,453
Total equity	988,721	915,740	1,032,934	1,003,873	(813,436)	(755,319)	1,208,219	1,164,294
Total liabilities and equity	$8,207,342	$7,589,906	$1,170,509	$1,186,320	$(905,500)	$(796,479)	$8,472,351	$7,979,747

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

Executive Summary

The interest rate environment and broader economic volatility is adversely impacting our business, predominantly through investor demand and pricing for marketplace loans. While we expect these headwinds to persist, we’re leveraging Structured Program transactions to drive marketplace originations and managing the business prudently by aligning our expense base to current market conditions. We maintained strong liquidity and capital levels and delivered the following results, despite a challenging economic environment. In addition, in October 2023, we implemented a cost reduction plan, reducing our workforce by 172 employees, or 14%, to ensure our ability to navigate through the challenging macroenvironment. We anticipate that this workforce reduction will result in annualized run-rate compensation and benefits savings of approximately $30 to $35 million compared to the second quarter of 2023.

•Loan originations: Loan originations for the third quarter of 2023 decreased $502.4 million, or 25%, sequentially and $2.0 billion, or 57%, year over year, primarily driven by a decrease in unsecured personal loan origination volume. We attribute the decrease in volume and investor demand to the rising interest rate environment.
◦Loan originations held for investment (HFI) at amortized cost of $326.3 million for the third quarter of 2023 decreased $331.1 million, or 50%, sequentially and $826.6 million, or 72%, year over year.
◦Loan originations HFI at amortized cost as a percentage of loan originations was 22% and 33% for the third and second quarters of 2023, respectively, and 33% for the third quarter of 2022. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.
◦We accumulated $250 million into held for sale (HFS) loans for our extended seasoning program to meet future investor demand for seasoned loans. Additionally, marketplace loan originations were sold as whole loan sales or through Structured Program transactions.

•Total net revenue: Total net revenue for the third quarter of 2023 decreased $31.6 million, or 14%, sequentially and $104.1 million, or 34%, year over year.
◦Marketplace revenue: Marketplace revenue for the third quarter of 2023 decreased $21.9 million, or 26%, sequentially and $113.0 million, or 65%, year over year. The decrease was primarily due to a decrease in loan origination volume and lower loan sales prices resulting from a shift in investor demand from banks to asset managers. This decrease was partially offset by a one-time benefit related to recouping volume-based purchase incentives from certain bank investors.
◦Net interest income: Net interest income for the third quarter of 2023 decreased $9.6 million, or 7%, sequentially and increased $13.3 million, or 11%, year over year. The sequential decrease was primarily driven by a lower balance of HFI loans and higher deposit funding costs. The year over year increase was primarily driven by higher interest income due to a higher average balance of loans retained as HFI in the current period and higher interest rates earned on cash and cash equivalents, partially offset by higher interest rates paid on deposits.
◦Net interest margin: Net interest margin for the third quarter of 2023 was 6.9%, decreasing from 7.1% in the second quarter of 2023 and from 8.3% in the third quarter of 2022.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•Provision for credit losses: Provision for credit losses for the third quarter of 2023 decreased $2.1 million, or 3%, sequentially and $18.3 million, or 22%, year over year. The decrease was due to the lower volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses, partially offset by an increase in quantitative and qualitative allowance due to an increase in expected losses and a less favorable economic outlook.

•Total non-interest expense: Total non-interest expense for the third quarter of 2023 decreased $23.0 million, or 15%, sequentially and $58.2 million, or 31%, year over year. The sequential decrease was primarily driven by a decrease in the accrual of variable compensation expense. The year over year decrease was primarily driven by a decrease in headcount as a result of the cost reduction and reorganization plan we implemented in January 2023, a decrease in the accrual of variable compensation expense and a decrease in variable marketing expenses based on lower origination volume and prudent management of expenses.

•Net income: Net income for the third quarter of 2023 decreased $5.1 million, or 50%, sequentially and $38.2 million, or 88%, year over year. Net income for the third quarter of 2022 included a tax benefit of $5.0 million due to the reversal of the majority of our valuation allowance against our deferred tax assets.

•Diluted EPS: Diluted EPS for the third quarter of 2023 was $0.05, compared to $0.09 for the second quarter of 2023 and $0.41 for the same quarter last year. Diluted EPS for the third quarter of 2022 included a $0.05 per share benefit from the deferred tax valuation allowance reversal.

•Pre-provision net revenue: Pre-provision net revenue for the third quarter of 2023 decreased $8.6 million, or 11%, sequentially and $45.9 million, or 39%, year over year.

•Cash and cash equivalents: Total cash and cash equivalents as of September 30, 2023 increased $103.8 million, or 9%, sequentially and $354.9 million, or 37%, year over year. The increase is primarily due to an increase in deposits.

•Total assets: Total assets as of September 30, 2023 increased $129.8 million, or 2%, sequentially and $1.7 billion, or 25%, year over year. The year over year increase primarily reflects growth in loans HFI, growth in securities related to the Structured Program transactions and an increase in cash and cash equivalents due to the growth in deposits.

•Deposits: Total deposits as of September 30, 2023 increased $156.7 million, or 2%, sequentially, and $1.9 billion, or 37%, year over year. The sequential increase was primarily due to an increase in customer certificates of deposit. Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 86% of total deposits as of September 30, 2023.

•Total equity: Total equity as of September 30, 2023 increased $2.7 million, or 0%, sequentially, and $86.8 million, or 8%, year over year, primarily reflecting net income generated over the period.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights
We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	As of and for the Three Months Ended			As of and for the Nine Months Ended September 30,
	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Non-interest income	$63,844	$85,818	$181,237	$248,652	$584,926
Net interest income	137,005	146,652	123,676	430,361	339,582
Total net revenue	200,849	232,470	304,913	679,013	924,508
Non-interest expense	128,035	151,079	186,219	436,422	586,809
Pre-provision net revenue (1)	72,814	81,391	118,694	242,591	337,699
Provision for credit losses	64,479	66,595	82,739	201,658	205,814
Income before income tax benefit (expense)	8,335	14,796	35,955	40,933	131,885
Income tax benefit (expense)	(3,327)	(4,686)	7,243	(12,149)	134,209
Net income	5,008	10,110	43,198	28,784	266,094
Income tax benefit from release of tax valuation allowance	N/A	N/A	5,015	N/A	140,315
Net income excluding income tax benefit (1)(2)	$5,008	$10,110	$38,183	$28,784	$125,779

Basic EPS	$0.05	$0.09	$0.41	$0.27	$2.59
Diluted EPS	$0.05	$0.09	$0.41	$0.27	$2.56
Diluted EPS excluding income tax benefit (1)(2)	$0.05	$0.09	$0.36	$0.27	$1.21

LendingClub Corporation Performance Metrics:
Net interest margin	6.9%	7.1%	8.3%	7.2%	8.3%
Efficiency ratio (3)	63.7%	65.0%	61.1%	64.3%	63.5%
Return on average equity (ROE)	1.7%	3.4%	14.2%	3.2%	40.6%
Return on average total assets (ROA)	0.2%	0.5%	2.5%	0.5%	6.8%
Marketing as a % of loan originations	1.3%	1.2%	1.3%	1.2%	1.5%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	16.9%	16.1%	18.3%
Tier 1 leverage ratio	13.2%	12.4%	15.7%
Book value per common share	$11.02	$11.09	$10.67
Tangible book value per common share (1)	$10.21	$10.26	$9.78

Loan Originations (in millions) (4):
Marketplace loans	$1,182	$1,353	$2,386	$3,821	$7,566
Loan originations held for investment	326	657	1,153	1,986	3,030
Total loan originations	$1,508	$2,011	$3,539	$5,806	$10,596
Loan originations held for investment as % of total loan originations	22%	33%	33%	34%	29%

Servicing portfolio AUM (in millions) (5):
Total servicing portfolio	$14,818	$15,669	$15,929
Loans serviced for others	$9,601	$10,204	$11,807
(1)    Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information.
(2)    The third quarter and first nine months of 2022 excludes an income tax benefit of $5.0 million and

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
$140.3 million due to the release of our deferred tax asset valuation allowance.
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

	As of and for the Three Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022
Balance Sheet Data:
Loans and leases held for investment at amortized cost, net, excluding PPP loans	$4,879,222	$5,160,546	$4,414,347
PPP loans	$7,560	$17,640	$89,379
Total loans and leases held for investment at amortized cost, net (1)	$4,886,782	$5,178,186	$4,503,726
Loans held for investment at fair value	$326,299	$404,119	$15,057
Total loans and leases held for investment	$5,213,081	$5,582,305	$4,518,783
Total assets	$8,472,351	$8,342,506	$6,775,074
Total deposits	$7,000,263	$6,843,535	$5,123,506
Total liabilities	$7,264,132	$7,136,983	$5,653,664
Total equity	$1,208,219	$1,205,523	$1,121,410

Allowance Ratios(1):
ALLL to total loans and leases held for investment	6.7%	6.4%	6.3%
ALLL to consumer loans and leases held for investment	7.4%	7.1%	7.2%
ALLL to commercial loans and leases held for investment	2.0%	1.9%	1.9%
Net charge-offs	$68,795	$59,884	$22,658
Net charge-off ratio(2)	5.1%	4.4%	2.1%
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2023	June 30, 2023	September 30, 2022	Q3 2023 vs Q2 2023	Q3 2023 vs Q3 2022
Non-interest income:
Marketplace revenue	$60,886	$82,783	$173,837	(26)%	(65)%
Other non-interest income	2,958	3,035	7,400	(3)%	(60)%
Total non-interest income	63,844	85,818	181,237	(26)%	(65)%

Interest income:
Interest on loans held for sale	9,582	4,433	5,879	116%	63%
Interest and fees on loans and leases held for investment	158,960	162,085	124,028	(2)%	28%
Interest on loans held for investment at fair value	11,788	21,692	791	(46)%	N/M
Interest on retail and certificate loans held for investment at fair value	817	1,194	3,685	(32)%	(78)%
Interest on securities available for sale	9,467	5,948	3,820	59%	148%
Other	16,798	19,134	5,017	(12)%	235%
Total interest income	207,412	214,486	143,220	(3)%	45%

Interest expense:
Interest on deposits	69,509	66,521	15,184	4%	358%
Interest on retail notes, certificates and secured borrowings	817	1,194	3,685	(32)%	(78)%
Other interest expense	81	119	675	(32)%	(88)%
Total interest expense	70,407	67,834	19,544	4%	260%

Net interest income	137,005	146,652	123,676	(7)%	11%

Total net revenue	200,849	232,470	304,913	(14)%	(34)%

Provision for credit losses	64,479	66,595	82,739	(3)%	(22)%

Non-interest expense:
Compensation and benefits	58,497	71,553	84,916	(18)%	(31)%
Marketing	19,555	23,940	46,031	(18)%	(58)%
Equipment and software	12,631	13,968	12,491	(10)%	1%
Depreciation and amortization	11,250	11,638	10,681	(3)%	5%
Professional services	8,414	9,974	11,943	(16)%	(30)%
Occupancy	4,612	4,684	5,051	(2)%	(9)%
Other non-interest expense	13,076	15,322	15,106	(15)%	(13)%
Total non-interest expense	128,035	151,079	186,219	(15)%	(31)%

Income before income tax benefit (expense)	8,335	14,796	35,955	(44)%	(77)%
Income tax benefit (expense)	(3,327)	(4,686)	7,243	(29)%	(146)%
Net income	$5,008	$10,110	$43,198	(50)%	(88)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2023	2022	Change (%)
Non-interest income:
Marketplace revenue	$239,303	$560,187	(57)%
Other non-interest income	9,349	24,739	(62)%
Total non-interest income	248,652	584,926	(57)%

Interest income:
Interest on loans held for sale	19,772	20,459	(3)%
Interest and fees on loans and leases held for investment	471,512	324,381	45%
Interest on loans held for investment at fair value	60,372	2,015	N/M
Interest on retail and certificate loans held for investment at fair value	3,694	15,745	(77)%
Interest on securities available for sale	19,315	12,757	51%
Other	49,646	7,984	522%
Total interest income	624,311	383,341	63%

Interest expense:
Interest on deposits	189,303	24,700	666%
Interest on retail notes, certificates and secured borrowings	3,694	15,745	(77)%
Other interest expense	953	3,314	(71)%
Total interest expense	193,950	43,759	343%

Net interest income	430,361	339,582	27%

Total net revenue	679,013	924,508	(27)%

Provision for credit losses	201,658	205,814	(2)%

Non-interest expense:
Compensation and benefits	203,357	251,629	(19)%
Marketing	70,375	162,608	(57)%
Equipment and software	40,295	35,998	12%
Depreciation and amortization	35,242	32,277	9%
Professional services	27,446	40,487	(32)%
Occupancy	13,606	17,279	(21)%
Other non-interest expense	46,101	46,531	(1)%
Total non-interest expense	436,422	586,809	(26)%

Income before income tax benefit (expense)	40,933	131,885	(69)%
Income tax benefit (expense)	(12,149)	134,209	(109)%
Net income	$28,784	$266,094	(89)%
The analysis below is presented for the following periods: Third quarter of 2023 compared to the second quarter of 2023 (sequential), third quarter of 2023 compared to the third quarter of 2022 (year over year) and first nine months of 2023 compared to the first nine months of 2022 (nine months over nine months).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	September 30, 2023	June 30, 2023	September 30, 2022	Q3 2023 vs Q2 2023	Q3 2023 vs Q3 2022
Origination fees	$60,912	$70,989	$127,142	(14)%	(52)%
Servicing fees	32,768	22,015	23,760	49%	38%
Gain on sales of loans	8,572	13,221	23,554	(35)%	(64)%
Net fair value adjustments	(41,366)	(23,442)	(619)	76%	N/M
Total marketplace revenue	$60,886	$82,783	$173,837	(26)%	(65)%

	Nine Months Ended September 30,
	2023	2022	Change (%)
Origination fees	$202,444	$398,487	(49)%
Servicing fees	81,163	60,440	34%
Gain on sales of loans	35,918	76,983	(53)%
Net fair value adjustments	(80,222)	24,277	N/M
Total marketplace revenue	$239,303	$560,187	(57)%

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

Origination Fees

Origination fees recorded as a component of marketplace revenue are primarily fees earned related to originating and issuing unsecured personal loans that are held for sale. The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Change (%)
	September 30, 2023	June 30, 2023	September 30, 2022	Q3 2023 vs Q2 2023	Q3 2023 vs Q3 2022
Marketplace loans	$1,181,858	$1,353,134	$2,386,319	(13)%	(50)%
Loan originations held for investment	326,290	657,380	1,152,870	(50)%	(72)%
Total loan originations (1)	$1,508,148	$2,010,514	$3,539,189	(25)%	(57)%
(1)    Includes unsecured personal loans and auto loans only.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2023	2022	Change (%)
Marketplace loans	$3,820,640	$7,565,820	(50)%
Loan originations held for investment	1,985,659	3,030,292	(34)%
Total loan originations (1)	$5,806,299	$10,596,112	(45)%
(1)    Includes unsecured personal loans and auto loans only.

Sequential: Origination fees were $60.9 million and $71.0 million for the third and second quarters of 2023, respectively, a decrease of 14%. The decrease was due to lower origination volume of marketplace loans. Loan origination volume of marketplace loans decreased to $1.2 billion for the third quarter of 2023 compared to $1.4 billion for the second quarter of 2023, a decrease of 13%, resulting from lower investor demand due to the rising interest rate environment.

Year Over Year: Origination fees were $60.9 million and $127.1 million for the third quarters of 2023 and 2022, respectively, a decrease of 52%. The decrease was due to lower origination volume of marketplace loans. Loan origination volume of marketplace loans decreased to $1.2 billion for the third quarter of 2023 compared to $2.4 billion for the third quarter of 2022, a decrease of 50%, resulting from lower investor demand due to the rising interest rate environment.

Nine Months Over Nine Months: Origination fees were $202.4 million and $398.5 million for the first nine months of 2023 and 2022, respectively, a decrease of 49%. The decrease was due to lower origination volume of marketplace loans. Loan origination volume of marketplace loans decreased to $3.8 billion for the first nine months of 2023 compared to $7.6 billion for the first nine months of 2022, a decrease of 50%, resulting from lower investor demand due to the rising interest rate environment.

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

				Change (%)
	September 30, 2023	June 30, 2023	September 30, 2022	Q3 2023 vs Q2 2023	Q3 2023 vs Q3 2022
AUM (in millions):
Loans serviced for others	$9,601	$10,204	$11,807	(6)%	(19)%
Loans held by LendingClub Bank	5,189	5,425	4,019	(4)%	29%
Retail notes, certificates and secured borrowings	19	28	92	(32)%	(79)%
Other loans invested in by the Company	9	12	11	(25)%	(18)%
Total	$14,818	$15,669	$15,929	(5)%	(7)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
In addition to the loans serviced on our marketplace platform, we serviced $138.8 million, $146.9 million and $174.1 million in outstanding principal balance of commercial loans sold as of September 30, 2023, June 30, 2023 and September 30, 2022, respectively.

Sequential: Servicing fees were $32.8 million and $22.0 million for the third and second quarters of 2023, respectively, an increase of 49%. This was primarily due to a one-time benefit related to recouping volume-based purchase incentives and an increase in the fair value of the servicing asset based on higher expected servicing fee revenue, partially offset by a decrease in loan balances serviced for others.

Year Over Year: Servicing fees were $32.8 million and $23.8 million for the third quarters of 2023 and 2022, respectively, an increase of 38%. This was primarily due to a one-time benefit related to recouping volume-based purchase incentives and an increase in the fair value of the servicing asset based on higher expected servicing fee revenue, partially offset by a decrease in loan balances serviced for others.

Nine Months Over Nine Months: Servicing fees were $81.2 million and $60.4 million for the first nine months of 2023 and 2022, respectively, an increase of 34%. This was primarily due to a one-time benefit related to recouping volume-based purchase incentives and an increase in the fair value of the servicing asset based on higher expected servicing fee revenue, partially offset by a decrease in loan balances serviced for others.

Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

Sequential: Gain on sales of loans was $8.6 million and $13.2 million for the third and second quarters of 2023, respectively, a decrease of 35%. The decrease was primarily due to a decrease in the volume of marketplace loans sold.

Year Over Year: Gain on sales of loans was $8.6 million and $23.6 million for the third quarters of 2023 and 2022, respectively, a decrease of 64%. The decrease was primarily due to a decrease in the volume of marketplace loans sold.

Nine Months Over Nine Months: Gain on sales of loans was $35.9 million and $77.0 million for the first nine months of 2023 and 2022, respectively, a decrease of 53%. The decrease was primarily due to a decrease in the volume of marketplace loans sold.

Net Fair Value Adjustments

We record fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

Sequential: Net fair value adjustments were $(41.4) million and $(23.4) million for the third and second quarters of 2023, respectively, an increased loss of $17.9 million. The increase in loss was primarily due to lower loan sale prices due to lower investor demand.

Year Over Year: Net fair value adjustments were $(41.4) million and $(0.6) million for the third quarters of 2023 and 2022, respectively, an increased loss of $40.7 million. The increase in loss was primarily due to lower loan sale prices due to lower investor demand.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Nine Months Over Nine Months: Net fair value adjustments were $(80.2) million and $24.3 million for the first nine months of 2023 and 2022, respectively, an increased loss of $104.5 million. The change to a loss from a gain was primarily due to lower loan sale prices.

Other Non-interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The tables below illustrate the composition of other non-interest income for each period presented:

	Three Months Ended			Change (%)
	September 30, 2023	June 30, 2023	September 30, 2022	Q3 2023 vs Q2 2023	Q3 2023 vs Q3 2022
Referral revenue	$1,029	$1,531	$3,144	(33)%	(67)%
Other	1,929	1,504	4,256	28%	(55)%
Other non-interest income	$2,958	$3,035	$7,400	(3)%	(60)%

	Nine Months Ended September 30,		Change (%)
	2023	2022
Referral revenue	$4,008	$10,860	(63)%
Realized gains on sales of securities available for sale	—	36	(100)%
Other	5,341	13,843	(61)%
Other non-interest income	$9,349	$24,739	(62)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Interest Income

The tables below present net interest income information corresponding to interest-earning assets and interest-bearing funding sources. The average yield/rate is calculated by dividing the annualized period-end interest income/expense by the average balance.

	Three Months Ended September 30, 2023			Three Months Ended June 30, 2023			Three Months Ended September 30, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$1,249,087	$16,798	5.38%	$1,512,700	$19,134	5.06%	$893,655	$5,017	2.25%
Securities available for sale at fair value	601,512	9,467	6.30%	437,473	5,948	5.44%	396,556	3,820	3.85%
Loans held for sale at fair value	286,111	9,582	13.40%	106,865	4,433	16.59%	126,487	5,879	18.59%
Loans and leases held for investment at amortized cost:
Unsecured personal loans (2)	4,257,360	142,118	13.35%	4,360,506	145,262	13.33%	3,268,649	110,446	13.52%
Secured consumer loans	414,436	4,501	4.34%	399,488	4,088	4.09%	337,191	3,039	3.60%
Commercial loans and leases	720,895	12,240	6.79%	728,588	11,605	6.37%	692,783	9,262	5.35%
PPP loans	11,799	101	3.44%	28,675	1,130	15.76%	105,500	1,281	4.86%
Loans and leases held for investment at amortized cost	5,404,490	158,960	11.76%	5,517,257	162,085	11.75%	4,404,123	124,028	11.26%
Loans held for investment at fair value	362,837	11,788	13.00%	670,969	21,692	12.93%	17,763	791	17.83%
Total loans and leases held for investment	5,767,327	170,748	11.84%	6,188,226	183,777	11.88%	4,421,886	124,819	11.29%
Retail and certificate loans held for investment at fair value	22,311	817	14.65%	32,760	1,194	14.57%	104,010	3,685	14.17%
Total interest-earning assets	7,926,348	207,412	10.47%	8,278,024	214,486	10.36%	5,942,594	143,220	9.64%

Cash and due from banks and restricted cash	69,442			78,221			58,411
Allowance for loan and lease losses	(354,263)			(354,348)			(254,849)
Other non-interest earning assets	691,641			686,956			597,169
Total assets	$8,333,168			$8,688,853			$6,343,325

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,271,720	$9,541	2.98%	$1,397,302	$7,760	2.23%	$2,192,904	$4,575	0.83%
Savings accounts and certificates of deposit	5,357,717	59,968	4.44%	5,546,862	58,761	4.25%	2,260,170	10,609	1.86%
Interest-bearing deposits (2)	6,629,437	69,509	4.16%	6,944,164	66,521	3.84%	4,453,074	15,184	1.35%
Retail notes, certificates and secured borrowings	22,311	817	14.65%	32,760	1,194	14.57%	104,010	3,685	14.17%
Other interest-bearing liabilities	13,567	81	2.42%	31,409	119	1.51%	140,904	675	1.92%
Total interest-bearing liabilities	6,665,315	70,407	4.19%	7,008,333	67,834	3.88%	4,697,988	19,544	1.65%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30, 2023			Three Months Ended June 30, 2023			Three Months Ended September 30, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	183,728			205,750			284,134
Other liabilities	271,118			272,142			250,086
Total liabilities	$7,120,161			$7,486,225			$5,232,208

Total equity	$1,213,007			$1,202,628			$1,111,117
Total liabilities and equity	$8,333,168			$8,688,853			$6,343,325

Interest rate spread			6.28%			6.48%			7.99%

Net interest income and net interest margin		$137,005	6.91%		$146,652	7.09%		$123,676	8.32%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    The average yield/rate for unsecured personal loans increased sequentially primarily due to higher coupon loans in the portfolio. The average yield/rate for unsecured personal loans decreased year over year primarily due to a shift in the mix toward higher credit quality loans, which generally have lower interest rates. The average yield/rate for interest-bearing deposits increased due to a higher federal funds rate and an increasing concentration of online deposits. We expect pressure on net interest margin to continue for the remainder of 2023.

An analysis of the sequential and year-over-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(3,488)	$1,152	$(2,336)
Securities available for sale at fair value	2,477	1,042	3,519
Loans held for sale at fair value	6,151	(1,002)	5,149
Loans and leases held for investment at amortized cost	(3,852)	727	(3,125)
Loans and leases held for investment at fair value	(10,010)	106	(9,904)
Retail and certificate loans held for investment at fair value	(383)	6	(377)
Total increase (decrease) in interest income on interest-earning assets	$(9,105)	$2,031	$(7,074)
Interest-bearing liabilities
Checking and money market accounts	$(750)	$2,531	$1,781
Savings accounts and certificates of deposit	(2,053)	3,260	1,207
Interest-bearing deposits	(2,803)	5,791	2,988
Retail notes, certificates and secured borrowings	(383)	6	(377)
Other interest-bearing liabilities	(87)	49	(38)
Total increase (decrease) in interest expense on interest-bearing liabilities	$(3,273)	$5,846	$2,573

Decrease in net interest income	$(5,832)	$(3,815)	$(9,647)
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$2,613	$9,168	$11,781
Securities available for sale at fair value	2,536	3,111	5,647
Loans held for sale at fair value	5,722	(2,019)	3,703
Loans and leases held for investment at amortized cost	33,293	1,639	34,932
Loans and leases held for investment at fair value	11,269	(272)	10,997
Retail and certificate loans held for investment at fair value	(2,989)	121	(2,868)
Total increase in interest income on interest-earning assets	$52,444	$11,748	$64,192
Interest-bearing liabilities
Checking and money market accounts	$(2,606)	$7,572	$4,966
Savings accounts and certificates of deposit	24,321	25,038	49,359
Interest-bearing deposits	21,715	32,610	54,325
Retail notes, certificates and secured borrowings	(2,989)	121	(2,868)
Other interest-bearing liabilities	(733)	139	(594)
Total increase in interest expense on interest-bearing liabilities	$17,993	$32,870	$50,863

Increase (Decrease) in net interest income	$34,451	$(21,122)	$13,329
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$1,327,592	$49,646	4.99%	$936,592	$7,984	1.14%
Securities available for sale at fair value	468,189	19,315	5.50%	377,274	12,757	4.51%
Loans held for sale at fair value	168,495	19,772	15.65%	178,905	20,459	15.25%
Loans and leases held for investment at amortized cost:
Unsecured personal loans (2)	4,228,891	421,066	13.28%	2,678,133	284,350	14.16%
Secured consumer loans	398,681	12,295	4.11%	279,556	7,665	3.66%
Commercial loans and leases	728,410	36,030	6.60%	652,745	25,583	5.23%
PPP loans	32,600	2,121	8.67%	158,729	6,783	5.70%
Loans and leases held for investment at amortized cost	5,388,582	471,512	11.67%	3,769,163	324,381	11.47%
Loans held for investment at fair value	621,639	60,372	12.95%	17,756	2,015	15.13%
Total loans and leases held for investment	6,010,221	531,884	11.80%	3,786,919	326,396	11.49%
Retail and certificate loans held for investment at fair value	33,776	3,694	14.58%	148,798	15,745	14.11%
Total interest-earning assets	8,008,273	624,311	10.39%	5,428,488	383,341	9.42%

Cash and due from banks and restricted cash	73,171			75,412
Allowance for loan and lease losses	(349,049)			(207,462)
Other non-interest earning assets	681,841			525,053
Total assets	$8,414,236			$5,821,491

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,432,912	$24,869	2.32%	$2,298,847	$8,964	0.52%
Savings accounts and certificates of deposit	5,219,587	164,434	4.21%	1,633,325	15,736	1.29%
Interest-bearing deposits (2)	6,652,499	189,303	3.80%	3,932,172	24,700	0.84%
Retail notes, certificates and secured borrowings	33,776	3,694	14.58%	148,798	15,745	14.11%
Other interest-bearing liabilities	50,489	953	2.52%	215,884	3,314	2.05%
Total interest-bearing liabilities	6,736,764	193,950	3.85%	4,296,854	43,759	1.36%

Non-interest bearing deposits	210,264			268,281
Other liabilities	269,068			276,788
Total liabilities	$7,216,096			$4,841,923

Total equity	$1,198,140			$979,568
Total liabilities and equity	$8,414,236			$5,821,491

Interest rate spread			6.55%			8.06%

Net interest income and net interest margin		$430,361	7.17%		$339,582	8.34%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    The average yield/rate for unsecured personal loans decreased year over year primarily due to a shift in the mix toward higher credit quality loans, which generally have lower interest rates. The average yield/rate for interest-bearing deposits increased due to a higher federal funds rate and an increasing concentration of online deposits. We expect pressure on net interest margin to continue for the remainder of 2023.

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

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations held for investment in each period, which is a key driver for credit loss expense:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Credit loss expense for loans and leases held for investment	$64,127	$66,190	$82,599	$201,167	$204,880
Credit loss expense for unfunded lending commitments	352	405	140	491	934
Total provision for credit losses	$64,479	$66,595	$82,739	$201,658	$205,814

Loan originations held for investment	$326,290	$657,380	$1,152,870	$1,985,659	$3,030,292

Sequential: The provision for credit losses was $64.5 million and $66.6 million for the third and second quarters of 2023, respectively, a decrease of 3%. The decrease was due to the lower volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses, partially offset by an increase in quantitative and qualitative allowance due to an increase in expected losses and a less favorable economic outlook.

Year Over Year: The provision for credit losses was $64.5 million and $82.7 million for the third quarters of 2023 and 2022, respectively, a decrease of 22%. The decrease was primarily due to the lower volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses, partially offset by an increase in quantitative and qualitative allowance due to an increase in expected losses and a less favorable economic outlook.

Nine Months Over Nine Months: The provision for credit losses was $201.7 million and $205.8 million for the first nine months of 2023 and 2022, respectively, a decrease of 2%. The decrease was primarily due to the lower volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses, partially offset by an increase in quantitative and qualitative allowance due to an increase in expected losses and a less favorable economic outlook.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The activity in the allowance for credit losses (ACL) was as follows:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Allowance for loan and lease losses, beginning of period	$355,163	$348,857	$243,260	$327,852	$144,389
Credit loss expense for loans and leases held for investment	64,127	66,190	82,599	201,167	204,880
Charge-offs	(74,178)	(64,269)	(23,728)	(191,010)	(48,669)
Recoveries	5,383	4,385	1,070	12,486	2,601
Allowance for loan and lease losses, end of period	$350,495	$355,163	$303,201	$350,495	$303,201

Reserve for unfunded lending commitments, beginning of period	$2,017	$1,612	$2,025	$1,878	$1,231
Credit loss expense for unfunded lending commitments	352	405	140	491	934
Reserve for unfunded lending commitments, end of period (1)	$2,369	$2,017	$2,165	$2,369	$2,165
(1)    Relates to $89.5 million, $108.9 million and $144.0 million of unfunded commitments as of September 30, 2023, June 30, 2023 and September 30, 2022, respectively.

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2023	June 30, 2023	September 30, 2022	2023	2022
Ratio of allowance for loan and lease losses to total loans and leases held for investment at amortized cost	6.7%	6.4%	6.3%	6.7%	6.3%

Average loans and leases held for investment at amortized cost, excluding PPP loans	$5,392,691	$5,488,582	$4,298,623	$5,355,982	$3,610,434
Net charge-off ratio (1)	5.1%	4.4%	2.1%	4.4%	1.7%
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

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are charged-off no later than 120 days past due. The following table presents nonaccrual loans and leases(1):

	September 30, 2023	December 31, 2022
Total nonaccrual loans and leases held for investment	$49,999	$34,827
Ratio of total nonaccrual loans and leases held for investment to total loans and leases held for investment	1.0%	0.7%
(1)    Excluding PPP loans, there were no loans that were 90 days or more past due and accruing as of both September 30, 2023 and December 31, 2022.

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

	Three Months Ended			Change (%)
	September 30, 2023	June 30, 2023	September 30, 2022	Q3 2023 vs Q2 2023	Q3 2023 vs Q3 2022
Non-interest expense:
Compensation and benefits	$58,497	$71,553	$84,916	(18)%	(31)%
Marketing	19,555	23,940	46,031	(18)%	(58)%
Equipment and software	12,631	13,968	12,491	(10)%	1%
Depreciation and amortization	11,250	11,638	10,681	(3)%	5%
Professional services	8,414	9,974	11,943	(16)%	(30)%
Occupancy	4,612	4,684	5,051	(2)%	(9)%
Other non-interest expense	13,076	15,322	15,106	(15)%	(13)%
Total non-interest expense	$128,035	$151,079	$186,219	(15)%	(31)%

	Nine Months Ended September 30,
	2023	2022	Change (%)
Non-interest expense:
Compensation and benefits	$203,357	$251,629	(19)%
Marketing	70,375	162,608	(57)%
Equipment and software	40,295	35,998	12%
Depreciation and amortization	35,242	32,277	9%
Professional services	27,446	40,487	(32)%
Occupancy	13,606	17,279	(21)%
Other non-interest expense	46,101	46,531	(1)%
Total non-interest expense	$436,422	$586,809	(26)%

Compensation and Benefits

Sequential: Compensation and benefits expense decreased $13.1 million, or 18%, for the third quarter of 2023 compared to the second quarter of 2023. The decrease was primarily due to a decrease in the accrual of variable compensation expense.

Year Over Year: Compensation and benefits expense decreased $26.4 million, or 31%, for the third quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in headcount as a result of the cost reduction and reorganization plan we implemented in January 2023 and a decrease in the accrual of variable compensation expense.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Nine Months Over Nine Months: Compensation and benefits expense decreased $48.3 million, or 19%, for the first nine months of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in headcount as a result of the cost reduction and reorganization plan we implemented in January 2023 and a decrease in the accrual of variable compensation expense.

Marketing

Sequential: Marketing expense decreased $4.4 million, or 18%, for the third quarter of 2023 compared to the second quarter of 2023. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume.

Year Over Year: Marketing expense decreased $26.5 million, or 58%, for the third quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume.

Nine Months Over Nine Months: Marketing expense decreased $92.2 million, or 57%, for the first nine months of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume.

Equipment and Software

Sequential: Equipment and software expense decreased $1.3 million, or 10%, for the third quarter of 2023 compared to the second quarter of 2023. The decrease was primarily due to a decrease in subscription costs.

Year Over Year: Equipment and software expense remained relatively flat for the third quarter of 2023 compared to the same period in 2022.

Nine Months Over Nine Months: Equipment and software expense increased $4.3 million, or 12%, for the first nine months of 2023 compared to the same period in 2022. The increase was primarily due to an increase in subscription costs and hosting fees, partially offset by a decrease in support and maintenance expense.

Depreciation and Amortization

Sequential: Depreciation and amortization expense remained relatively flat for the third quarter of 2023 compared to the second quarter of 2023.

Year Over Year: Depreciation and amortization expense increased $0.6 million, or 5%, for the third quarter of 2023 compared to the same period in 2022. The increase was primarily due to an increase in purchased software and the amortization of internally-developed software.

Nine Months Over Nine Months: Depreciation and amortization expense increased $3.0 million, or 9%, for the first nine months of 2023 compared to the same period in 2022. The increase was primarily due to an increase in the amortization of internally-developed software and an increase in purchased software.

Professional Services

Sequential: Professional services decreased $1.6 million, or 16%, for the third quarter of 2023 compared to the second quarter of 2023. The decrease was primarily due to a decrease in consulting fees.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Year Over Year: Professional services decreased $3.5 million, or 30%, for the third quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in consulting fees.

Nine Months Over Nine Months: Professional services decreased $13.0 million, or 32%, for the first nine months of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in consulting fees.

Occupancy

Sequential: Occupancy expense remained relatively flat for the third quarter of 2023 compared to the second quarter of 2023.

Year Over Year: Occupancy expense decreased $0.4 million, or 9%, for the third quarter of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in rent expense.

Nine Months Over Nine Months: Occupancy expense decreased $3.7 million, or 21%, for the first nine months of 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in rent expense.

Income Taxes

For the third quarter and first nine months of 2023, we recorded an income tax expense of $3.3 million and $12.1 million, representing an effective tax rate of 39.9% and 29.7%, respectively. The third quarter effective tax rate differs from the statutory rate as it was favorably affected by recurring items such as tax credits and was unfavorably affected by nondeductible portions of executive compensation. Additionally, the effective tax rate was unfavorably impacted by the discrete tax impact recognized during the period related to stock-based compensation, which had a larger impact in the third quarter.

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

As of September 30, 2023, we maintained a valuation allowance of $47.6 million related to net operating loss carryforwards (NOLs) and tax credit carryforwards. The realization and timing of any remaining state NOLs and tax credit carryforwards, based on the allocation of taxable income to the Parent, is uncertain and may expire before being utilized. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

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

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$37,439	$153,504	$12,320	$9,015	$11,127	$11,318	$60,886	$173,837
Other non-interest income	18,783	25,240	2,478	4,794	(18,303)	(22,634)	2,958	7,400
Total non-interest income	56,222	178,744	14,798	13,809	(7,176)	(11,316)	63,844	181,237

Interest income:
Interest income	203,961	137,142	3,451	6,078	—	—	207,412	143,220
Interest expense	(69,517)	(15,277)	(890)	(4,267)	—	—	(70,407)	(19,544)
Net interest income	134,444	121,865	2,561	1,811	—	—	137,005	123,676

Total net revenue	190,666	300,609	17,359	15,620	(7,176)	(11,316)	200,849	304,913

Provision for credit losses	(64,463)	(82,739)	(16)	—	—	—	(64,479)	(82,739)
Non-interest expense	(122,142)	(177,714)	(13,069)	(19,821)	7,176	11,316	(128,035)	(186,219)
Income (Loss) before income tax benefit (expense)	4,061	40,156	4,274	(4,201)	—	—	8,335	35,955
Income tax benefit (expense)	(2,380)	(9,440)	(947)	16,683	—	—	(3,327)	7,243
Net income	$1,681	$30,716	$3,327	$12,482	$—	$—	$5,008	$43,198

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Non-interest income:
Marketplace revenue	$172,133	$509,426	$33,200	$35,313	$33,970	$15,448	$239,303	$560,187
Other non-interest income	59,687	64,779	7,462	12,931	(57,800)	(52,971)	9,349	24,739
Total non-interest income	231,820	574,205	40,662	48,244	(23,830)	(37,523)	248,652	584,926

Interest income:
Interest income	612,805	357,117	11,506	26,224	—	—	624,311	383,341
Interest expense	(189,959)	(25,134)	(3,991)	(18,625)	—	—	(193,950)	(43,759)
Net interest income	422,846	331,983	7,515	7,599	—	—	430,361	339,582

Total net revenue	654,666	906,188	48,177	55,843	(23,830)	(37,523)	679,013	924,508

Provision for credit losses	(201,658)	(205,814)	—	—	—	—	(201,658)	(205,814)
Non-interest expense	(413,088)	(552,809)	(47,164)	(71,523)	23,830	37,523	(436,422)	(586,809)
Income (Loss) before income tax benefit (expense)	39,920	147,565	1,013	(15,680)	—	—	40,933	131,885
Income tax benefit (expense)	(12,065)	(39,113)	(84)	120,274	—	53,048	(12,149)	134,209
Net income	$27,855	$108,452	$929	$104,594	$—	$53,048	$28,784	$266,094

The material drivers and trends of the financial results of the segments presented above for the third quarter and first nine months of 2023 compared to the second quarter of 2023 and third quarter and first nine months of 2022 are consistent with those provided on a consolidated basis in "Results of Operations."

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

The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
GAAP Net income	$5,008	$10,110	$43,198	$28,784	$266,094
Less: Provision for credit losses	(64,479)	(66,595)	(82,739)	(201,658)	(205,814)
Less: Income tax benefit (expense)	(3,327)	(4,686)	7,243	(12,149)	134,209
Pre-provision net revenue	$72,814	$81,391	$118,694	$242,591	$337,699

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Non-interest income	$63,844	$85,818	$181,237	$248,652	$584,926
Net interest income	137,005	146,652	123,676	430,361	339,582
Total net revenue	200,849	232,470	304,913	679,013	924,508
Non-interest expense	(128,035)	(151,079)	(186,219)	(436,422)	(586,809)
Pre-provision net revenue	72,814	81,391	118,694	242,591	337,699
Provision for credit losses	(64,479)	(66,595)	(82,739)	(201,658)	(205,814)
Income before income tax benefit (expense)	8,335	14,796	35,955	40,933	131,885
Income tax benefit (expense)	(3,327)	(4,686)	7,243	(12,149)	134,209
GAAP Net income	$5,008	$10,110	$43,198	$28,784	$266,094

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of Net Income Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit to the nearest GAAP measures:

		As of and For The Three Months Ended			As of and For The Nine Months Ended
		September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
GAAP Net income		$5,008	$10,110	$43,198	$28,784	$266,094
Income tax benefit from release of tax valuation allowance		—	—	5,015	—	140,315
Net income excluding income tax benefit		$5,008	$10,110	$38,183	$28,784	$125,779

GAAP Diluted EPS – common stockholders		$0.05	$0.09	$0.41	$0.27	$2.56

(A)	Income tax benefit from release of tax valuation allowance	N/A	N/A	$5,015	N/A	$140,315
(B)	Weighted-average common shares – Diluted	N/A	N/A	105,853,938	N/A	104,116,240
(A/B)	Diluted EPS impact of income tax benefit	N/A	N/A	$0.05	N/A	$1.35

Diluted EPS excluding income tax benefit		$0.05	$0.09	$0.36	$0.27	$1.21
N/A – Not applicable

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	September 30, 2023	June 30, 2023	September 30, 2022
GAAP common equity	$1,208,219	$1,205,523	$1,121,410
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Intangible assets	(13,151)	(14,167)	(17,512)
Tangible common equity	$1,119,351	$1,115,639	$1,028,181

Book value per common share
GAAP common equity	$1,208,219	$1,205,523	$1,121,410
Common shares issued and outstanding	109,648,769	108,694,120	105,088,761
Book value per common share	$11.02	$11.09	$10.67

Tangible book value per common share
Tangible common equity	$1,119,351	$1,115,639	$1,028,181
Common shares issued and outstanding	109,648,769	108,694,120	105,088,761
Tangible book value per common share	$10.21	$10.26	$9.78

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The formation of LC Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). As a U.S. Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital requirements under the U.S. Basel III capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a Capital Conservation Buffer (CCB) of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the U.S. Basel III capital framework. In this regard, and unless otherwise directed by the FRB and the OCC, we have made commitments for the Company and LC Bank (until February 2024) to maintain a CET1 risk-based capital ratio of 11.0%, a Tier 1 risk-based capital ratio above 11.0%, a total risk-based capital ratio above 13.0%, and a Tier 1 leverage ratio of 11.0%. See “Part I – Item 1. Business – Regulation and Supervision – Regulatory Capital Requirements and Prompt Corrective Action” in our Annual Report and “Notes to Condensed Consolidated Financial Statements – Note 19. Regulatory Requirements” in this Report for additional information.

The following table summarizes the Company’s and LC Bank’s regulatory capital amounts (in millions) and ratios:

	September 30, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,078.7	16.9%	$1,005.8	15.8%	7.0%
Tier 1 capital	$1,078.7	16.9%	$1,005.8	15.8%	8.5%
Total capital	$1,161.7	18.2%	$1,088.1	17.1%	10.5%
Tier 1 leverage	$1,078.7	13.2%	$1,005.8	14.1%	4.0%
Risk-weighted assets	$6,388.6	N/A	$6,360.7	N/A	N/A
Quarterly adjusted average assets	$8,200.3	N/A	$7,119.0	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$949.7	15.1%	$852.2	13.8%	7.0%
Tier 1 capital	$949.7	15.1%	$852.2	13.8%	8.5%
Total capital	$1,031.2	16.5%	$932.4	15.1%	10.5%
Tier 1 leverage	$949.7	11.8%	$852.2	12.5%	4.0%
Risk-weighted assets	$6,268.6	N/A	$6,194.0	N/A	N/A
Quarterly adjusted average assets	$8,016.0	N/A	$6,795.2	N/A	N/A
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

LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,283,549	$1,020,874
Securities available for sale (1)	$352,210	$329,287
Deposits	$7,074,717	$6,420,827

Available borrowing capacity:
FHLB of Des Moines borrowing capacity (2)	$656,190	$414,528
FRB Discount Window borrowing capacity (3)	$3,108,772	$191,021
Total available borrowing capacity	$3,764,962	$605,549
(1)    Excludes illiquid securities available for sale.
(2)    Includes both loans and securities available for sale pledged as collateral.
(3)    LC Bank’s available borrowing capacity under the FRB Discount Window increased upon including its unsecured personal loan portfolio among the loans pledged as collateral beginning in the second quarter of 2023.

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

Net capital expenditures were $48.2 million, or 7.4% of total net revenue, and $54.7 million, or 6.0% of total net revenue, for the first nine months of 2023 and 2022, respectively. Capital expenditures in 2023 are expected to be approximately $60 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, including regulatory compliance costs.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $93.1 million and $56.5 million in cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

We believe, based on our projections, that our cash on hand, liquid AFS securities, available borrowing capacity, and net cash flows from operating, investing and financing activities are sufficient to meet our liquidity needs for the next twelve months, as well as beyond the next twelve months. See “Item 1. Financial Statements – Condensed Consolidated Statements of Cash Flows” for additional detail regarding our cash flows.

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

Loans HFI at LC Bank are funded primarily through our deposit base. The majority of loans HFI are fixed-rate instruments over the term of the loans. As a result, the primary component of interest rate risk on our financial instruments at LC Bank arises from the impact of fluctuations in loan and deposit rates on our net interest income. Therefore, we use a sensitivity analysis to assess the impact of hypothetical changes in interest rates on our net interest income results. The outcome of the analysis is influenced by a variety of assumptions, including the maturity profile and prepayment level of our unsecured consumer loans and expected consumer responses to changes in rates paid on non-maturity deposit products. Our assumptions are periodically calibrated to observed data and/or expected outcomes. We actively monitor the level of exposure to movements in interest rates and have entered into interest rate swaps, which qualify for hedge accounting treatment, to manage such risk. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	September 30, 2023	December 31, 2022
Instantaneous Change in Interest Rates:
+ 200 basis points	(4.7)%	(6.9)%
+ 100 basis points	(2.3)%	(3.3)%
– 100 basis points	0.4%	1.9%
– 200 basis points	0.6%	3.5%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, investment purchases, and cash and cash equivalents as well as by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The decrease in sensitivity as of September 30, 2023 relative to December 31, 2022 is primarily due to the composition of our loans and deposits, and recent hedging activity. Furthermore, during fluctuating interest rate environments, the increased sensitivity of repricing interest-bearing deposits is more impactful than that of repricing fixed-rate loans.

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

Contingencies

For a comprehensive discussion of contingencies as of September 30, 2023, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2023.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2023, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the third quarter of 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The U.S. economy is undergoing a period of rapid change and significant uncertainty. A number of factors are causing this change and uncertainty, including elevated inflation, increasing interest rates, evolving government policies and changing U.S. consumer spending patterns. Inflation reached a 40-year high of 9.1% in June 2022, and the annual inflation rate for the U.S. was 6.5% for the twelve months ended December 31, 2022. In response to elevated inflation, the FRB increased interest rates eleven times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 5.25% to 5.50% as of September 2023, and has indicated that it will conduct additional rate increases as it deems necessary to combat inflation. The increases in, and uncertainty with respect to, inflation and interest rates are changing lending and spending patterns, and thereby prompting fears that the U.S. is currently experiencing or will soon experience an economic downturn or prolonged period of slow economic growth.

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

In addition, changes in, and uncertainty with respect to, government policies in response to the current economic climate may adversely impact our business. For example, in response to the COVID-19 pandemic, in March 2020 the U.S. Department of Education implemented a student loan relief program which included a suspension of: (i) federal loan payments, (ii) interest rate accrual and (iii) collections on defaulted loans (collectively, the Student Loan Forbearance Program). However, in connection with an agreement to raise the borrowing capacity of the Federal government, the Student Loan Forbearance Program recently lapsed and interest accruals resumed in September 2023 and payments resumed in October 2023 (collectively, the Student Loan Payment Resumption).

We are monitoring the Student Loan Payment Resumption and currently believe that its impact on our loan performance should be muted because of: (i) the 12-month “on ramp” period announced by the U.S. Department of Education over which federal student loan borrowers can resume their student loan payments without being considered delinquent, reported to credit bureaus, placed in default or referred to debt collection agencies, (ii) hardship programs from the government and LendingClub, (iii) initiatives to proactively inform our borrowers impacted by the Student Loan Payment Resumption of their payment obligations and available hardship programs, and (iv) our expectation that certain borrowers may prioritize other debt payments, including personal loans, over the repayment of student loans. Further, in anticipation of the potential impact of the Student Loan Payment Resumption, we began undertaking certain changes to our underwriting standards in 2022 that were intended to proactively incorporate the potential impact of the Federal Student Loan Resumption on the credit profile of loan applicants. However, the Student Loan Payment Resumption is unprecedented and therefore its impact is inherently uncertain and there can be no assurance that the factors listed above will materialize or mute the impact of the Student Loan Payment Resumption on our loan performance. We estimate that approximately 20% of the current

LENDINGCLUB CORPORATION

outstanding unpaid principal balance on LendingClub loans is held by borrowers that have federal student loan payments that resumed pursuant to the Student Loan Payment Resumption. It is possible that the Federal Student Loan Resumption may reduce the ability of these borrowers to make other payments and thereby potentially increase their risk of default on their LendingClub loan(s). It is also possible that the Federal government may extend the Student Loan Forbearance Program or implement or leverage another program to mitigate the impact of the Student Loan Payment Resumption.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the third quarter of 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LENDINGCLUB CORPORATION
(Registrant)

Date:	October 30, 2023	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	October 30, 2023	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer