Form 10-K
period 2023-12-31
LendingClub Corp
filed 2024-02-16
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $894,810,579 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of January 31, 2024, there were 110,410,602 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2023

LENDINGCLUB CORPORATION
Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments)
Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Consolidated Balance Sheets
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the Basel III capital framework
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Consolidated Statements of Income
LC Bank or LendingClub Bank	LendingClub Bank, National Association
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
Parent	LendingClub Corporation (the Parent Company of LendingClub Bank, National Association and other subsidiaries)
PPNR or Pre-Provision Net Revenue	PPNR, or Pre-Provision Net Revenue, is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income.
PPP loans	Loans originated pursuant to the U.S. Small Business Administration’s Paycheck Protection Program
Radius	Radius Bancorp, Inc.
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Certificates	Asset-backed securitization transaction where the Company retains the senior note security and sells the residual certificate on a pool of loans to a marketplace investor at a predetermined price.

LENDINGCLUB CORPORATION

Structured Program transactions
Asset-backed securitization transactions, including Structured Certificate transactions, where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal whole loans.

Tier 1 Capital Ratio
Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the Basel III capital framework.

Tier 1 Leverage Ratio
Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the Basel III capital framework.

Total Capital Ratio
Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as Tier 2 capital, divided by total risk-weighted assets as defined under the Basel III capital framework.

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

Forward-looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements in this Annual Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and the impact on our business. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

These forward-looking statements include, among other things, statements about:
•The impact of, and our ability to successfully navigate, the current interest rate and economic climate, a potential recession and the resumption of Federal student loan payments;
•our ability to sustain the business under adverse circumstances;
•our ability to attract and retain new members, to expand our product offerings and services, to improve revenue and generate recurring earnings, to capture expense benefits, to increase resiliency, and to enhance regulatory clarity;
•our compliance, and that of third-party partners or providers, with applicable local, state and federal laws, regulations and regulatory developments or court decisions affecting our business;
•the effects of natural disasters, public health crisis, acts of war or terrorism and other external events on our customers and business, including the Ukrainian-Russian and Gaza Strip conflicts;
•the impact of changes in laws or the regulatory or supervisory environment, including as a result of legislation, regulation, policies or changes in government officials or other personnel;
•the impact of changes in monetary, fiscal, or trade laws or policies;
•the impact of accounting standards or policies, including the Current Expected Credit Losses (CECL) standard;
•the results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to limit our business activities, increase our allowance for loan losses, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits;
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
•our ability to develop and maintain a strong deposit base or other low cost funding sources necessary to fund our activities;
•the impact of changes in consumer spending, borrowing and saving habits;
•the impact of the continuation of or changes in the short-term and long-term interest rate environment;
•our expectations on the interplay among origination volume, underwriting standards and interest rates;
•the ability and willingness of borrowers to repay loans;
•our belief that certain loans and leases in our commercial loan portfolio will be fully repaid in accordance with the contractual loan terms;
•our ability to maintain investor confidence in the operation of our platform;

LENDINGCLUB CORPORATION
•our ability to retain existing sources and secure new or additional sources of investor commitments for our platform;
•our expectation that marketplace investor demand for our loans will remain depressed until interest rates and the macro environment stabilize;
•our expectation of pressure on net interest margin;
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
•our intention not to sell our available for sale (AFS) investment portfolio;
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

LENDINGCLUB CORPORATION
PART I

Item 1. Business

Introduction

LendingClub was founded in 2006 and brought a traditional credit product – the installment loan – into the digital age by leveraging technology, data science, and a unique marketplace model. LendingClub now operates a leading digital marketplace bank and is one of a small number of fintech companies with a national bank charter. We are building a new of kind of bank, one that aims to advantage our members with the information, tools, and guidance they need to achieve their own version of financial success. We do this by leveraging data and technology to increase access to credit, lower borrowing costs, and improve the return on savings – all through a smart, simple, and rewarding digital experience. Since 2007, more than 4.8 million individuals have become members of the Club.

Our business model and competitive advantages

As a digital marketplace bank, we offer key business model and competitive advantages over both traditional banks and fintech marketplaces. These include:
•Financially attractive and resilient business model. As a bank, we save on fees from third-party issuing banks, which compares favorably to nonbank fintechs. We benefit from two distinct revenue streams: (i) marketplace revenue in the form of origination fees from borrowers and servicing fees on loans sold to investors, which provides attractive in-period income, and (ii) net interest income earned from retaining a portion of our prime loan originations or other loans acquired for investment and from retaining senior securities related to Structured Program transactions, which provide a recurring and resilient revenue source. We are able to adjust the relative percentage of loans held for investment and loans sold through the marketplace depending on market conditions. In addition to improving our loan-level economics, our banking capabilities also substantially increase the long-term resiliency of our business by providing access to deposit funding, instead of higher-cost and more volatile third-party warehouse funding. Finally, as a digital-first marketplace bank without the legacy branches and related infrastructure of traditional banks, we are better able to leverage technology to meet customers where they are and provide them with efficient and effective solutions.
•Unmatched data and analytics, which power our customer experience and underwriting results. We believe that lending is essentially a data problem and that we have the technology and expertise to solve it. We serve members across a wide band of the credit spectrum and have facilitated more than $90 billion of loans to more than 4.8 million members since the Company was founded. Through our interactions with applicants and members, we have collected more than 150 billion cells of performance and behavioral data across thousands of attributes and various economic cycles. That data informs our activities across the customer lifecycle in both lending and savings – from marketing to underwriting, pricing, and servicing – and informs our proprietary credit decisioning and machine learning models to rapidly adapt and adjust to changing environments. As a result of our data advantage and iterative credit modeling, third-party data shows that we are able to assess credit risk more effectively than traditional scoring models and our peer set, which allows us to expand access to credit and generate savings for members while also generating competitive risk-adjusted returns. We also believe those advantages promote lower customer acquisition costs and give us a deep understanding of our members, which helps us anticipate their needs, informs future product offerings, and enables us to effectively customize offers.
•Strong, growing, and engaged customer base. Our scalable technology marketplace, customer-focused culture, and use of data and analytics has enabled us to provide loans and savings to our millions of members. Our typical member is among the industry’s most sought-after consumers: borrowers who have relatively high incomes ($100,000+ annual income on average), high FICO scores (above 700 on average) and between mid-30s to mid-50s in age. Many of them have accumulated higher-cost debt as a result of relying on a limited set of available credit options to bridge cash flow gaps or disruptions and they want better, lower-cost solutions. We are able to help members refinance their higher-cost, adjustable rate debt

LENDINGCLUB CORPORATION
into a lower-cost, fixed rate product, thereby providing our members both savings and a pathway toward an improved financial position. Our high net promoter score reflects the strong affinity our members have for our brand and the value we provide. In fact many of our members return to us for a subsequent personal loan and/or to increase their savings through other loan products, like auto refinance, and/or checking and deposit products. These “repeat members” have very low acquisition costs, demonstrate better loan performance, and are avid proponents of LendingClub, which serves as a powerful foundation for extension into future products.

Our marketplace not only allows us to serve a broad spectrum of members, it also enables a broad range of institutions ranging from banks to institutional funds and asset managers to invest in our asset class. Our marketplace products primarily compete with other investment vehicles and asset classes, such as equities, bonds, and short-term fixed income securities. LendingClub’s key competitive advantages for marketplace investors include:
•Competitive risk-adjusted returns and short duration. We have over a decade-and-a-half track record of generating competitive risk-adjusted returns for marketplace investors. Our loans compare favorably to other alternative investment options due to their higher yield and shorter duration. We dynamically price loans based on a variety of inputs, such as competitive insights, supply and demand, and prevailing interest rates.
•Portfolio diversification. Loans we sell through our marketplace can offer duration, geographic, and/or asset diversification to investors.
•Innovative and easy-to-use technology platform. The investor marketplace brings the traditional loan trading model into the digital age with faster, more efficient transactions that enable borrowers and investors alike to achieve better outcomes. The marketplace supports same-day automated settlements, flexible real-time market-based pricing, the ability to customize investor portfolios and trading activity and passive or active loan selection strategies.
•Regulated and resilient counterparty. As a national bank subject to regulatory oversight and an investor in our own loans, LendingClub is a trusted partner, which is especially important for banks participating on our marketplace.

LendingClub’s key competitive advantages also extend to our members, including:

•Easy access to affordable credit. We allow members to easily apply for a loan from a desktop or mobile device, presenting a variety of rate and term options with no impact to their credit score. Once an offer is selected, we run credit and identity verifications, relying on automation when possible to reduce friction, and typically deposit funds (less any fees due to us) to approved applicants within a matter of days.
•Improvements in their financial position. Members who use a LendingClub personal loan to pay off their existing debt not only reduce their cost of debt but also may increase their credit score.
•Access to other LendingClub products and services. Members have access to a growing set of financial products and services that are designed to work well together to deliver value in new and rewarding ways.

Our loan origination and deposit gathering model

Our sales and marketing efforts are designed to efficiently attract and retain members and build brand awareness. We use an array of marketing channels and constantly seek to improve and optimize the member experience, both online and offline, to achieve efficiency and high levels of member satisfaction.

We attract and retain members directly through our website and through targeted online advertising, online aggregation partners, direct mail, and other channels, including search engines, online display advertising, email, social media and strategic relationship referrals. Our growing member base often returns directly to LendingClub if they need another loan or deposit product – at very low acquisition cost for us – which increases the lifetime value of our members while providing them additional avenues to improve their financial position.

LENDINGCLUB CORPORATION

Our primary loan products include unsecured personal loans, secured auto refinance loans, and patient and education finance loans (Consumer Loans). Once a loan application is received, our multivariable and automated processes enable us to assess risk and present approved applicants with various loan options, including the term, rate, and amount for which the applicant qualifies. Although approval of the vast majority of our loans is automated, we may perform additional applicant verifications. Once any verifications are completed, the loan is originated and proceeds of the loan are issued to the borrower, net of any origination or transaction fee retained by us.

We currently offer borrowers multiple features to lower their cost of debt and enhance their financial position, including balance transfers (where a borrower’s existing credit card debt is directly paid down and the loan is consolidated into a fixed-rate term loan) and joint applications (where borrowers may receive a better rate when they jointly apply for a personal loan). These loan products are underpinned by a scalable technology platform and capabilities targeted directly at our members’ core needs to either lower the cost of their debt and/or improve the returns on their savings.

Our commercial lending business is primarily focused on small businesses, and we participate in the U.S. Small Business Administration (SBA) lending programs. Commercial loans are sourced through relationship managers who maintain and build relationships with businesses across the country. We underwrite loans based on the creditworthiness of businesses, including an assessment of cash flows, and on the underlying value of any collateral. In the first quarter of 2023, we ceased originating commercial real estate loans and equipment leases and currently intend to retain the existing loan portfolios to maturity.

Our deposit business includes sourcing deposits directly from consumer and commercial customers and from third-party marketing channels and deposit brokers. For consumer depositors, we offer high-yield savings accounts, checking accounts and certificates of deposit (CDs). With our FDIC-insured high-yield savings account, members can enhance their savings by earning competitive interest on their entire balance. Our checking accounts deliver an award-winning digital experience and member-friendly features, such as ATM fee rebates, no overdraft fees and early direct deposits.

Our marketplace

Our Consumer Loans are either: (i) sold to marketplace investors or (ii) retained by LC Bank. Our commercial loans are generally retained by LC Bank.

Loan Sales (Marketplace Activity): We sell whole loans to institutional investors, such as banks, asset managers, insurance companies, investment funds, credit unions and other large non-bank investors, through our innovative and proprietary marketplace. Our marketplace loan sales are executed as either: (i) whole loan sales to investors or (ii) Structured Program transactions.

In the second quarter of 2023, we launched Structured Certificates – a new type of Structured Program transaction where we retain the senior security and sell the residual certificate on a pool of loans to a marketplace investor at a predetermined price. This structure, developed by LendingClub and enabled by our marketplace bank model, delivers a transaction that benefits both marketplace investors and LendingClub. Marketplace investors earn compelling levered returns on the residual certificate without the need for the financing typically required for a whole loan purchase and LendingClub earns an attractive yield with remote credit risk. We sold over $1.5 billion of loans under this program during its first year in 2023.

We also facilitate loans through LCX, our real-time electronic platform and settlement technology. This proprietary investor platform can easily be customized to meet the needs of individual investors, making transactions on our marketplace fast, easy, and repeatable. This platform has a variety of benefits derived from its unique features:
•A diverse, multifaceted investor market, which enables LendingClub to offer loans to a greater number of customers across a wider credit spectrum than what LC Bank retains on its balance sheet.

LENDINGCLUB CORPORATION
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
•Quick and efficient trading at scale, that allows investors to quickly deploy their strategies and change their approaches as conditions warrant.

LendingClub Bank: LC Bank holds high-quality prime loans and funds those loans directly with its own capital and deposits, which are typically stable and low cost. We retain these loans for investment on LC Bank’s balance sheet and recognize this source of recurring revenue over the life of the loans.

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

Revenue

We originate Consumer Loans through the Company’s marketplace by selling them directly to investors, which generates a majority of related revenue immediately, or by using our own capital to hold the loans for investment, which generates revenue over the life of the loan.

Revenue from loans held for sale (HFS) is recorded in “Marketplace revenue” and “Interest income” on our Consolidated Statements of Income (Income Statement). Marketplace revenue includes origination fees recorded at the time of loan origination and is monetized as cash from loan investor sale proceeds. Marketplace revenue also includes the gain on sales of loans (recognition of servicing asset), servicing fees received from investors over the life of the loan, and net fair value adjustments (gains or losses from sale prices in excess of or less than the loan principal amount). We also earn interest income on loans HFS between the time of origination and the settlement date of the loan sales to investors.

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

LENDINGCLUB CORPORATION
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

The legal and regulatory regime affects virtually all aspects of our operations. Statutes, regulations and regulatory and supervisory policies govern, among other things, the scope of activities that we may conduct and the manner in which we may conduct them; our business plan and growth; our board, management, and risk management infrastructure; the type, terms, and pricing of our products and services; our loan and investment portfolio; our capital and liquidity levels; our reserves against deposits; our ability to pay dividends, buy-back stock or distribute capital; and our ability to engage in mergers, acquisitions, strategic initiatives and transactions between LC Bank and its affiliates. The legal and regulatory regime is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations or through shifts in policy, implementation or enforcement. Changes are difficult to predict and could have significant effects on our business.

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

Regulatory Framework

We are subject to regulation and supervision by multiple regulatory bodies. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (BHCA) and is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Board of Governors of the Federal Reserve System (FRB). The FRB acts as the supervisor of the consolidated operations of bank holding companies.

LENDINGCLUB CORPORATION

As a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency (OCC). The OCC charges fees to national banks, including LC Bank, in connection with its supervisory activities.

LC Bank’s deposits are insured by the DIF of the FDIC up to applicable legal limits. As an FDIC-insured depository institution, LC Bank is subject under certain circumstances to supervision, regulation and examination by the FDIC. The FDIC charges deposit insurance assessments to FDIC-insured institutions, including LC Bank, to fund and support the DIF. The rate of these deposit insurance assessments is based on, among other things, the risk characteristics of LC Bank. The FDIC has the power to terminate LC Bank’s deposit insurance if it determines LC Bank is engaging in unsafe or unsound practices. Federal banking laws provide for the appointment of the FDIC as receiver in the event LC Bank were to fail, such as in connection with undercapitalization, insolvency, unsafe or unsound condition or other financial distress. In a receivership, the claims of the receiver for administrative expenses and the claims of LC Bank’s depositors (and those of the FDIC as subrogee of LC Bank) would have priority over other general unsecured claims against LC Bank.

We are subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. Our common stock is listed on the New York Stock Exchange (NYSE) under the trading symbol “LC” and therefore we are also subject to the rules of the NYSE for listed companies.

Broad Powers to Ensure Safety and Soundness

A principal objective of the U.S. bank regulatory system is to ensure the safety and soundness of banking organizations. Safety and soundness is a broad concept that includes financial, operational, compliance and reputational considerations, including matters such as capital, asset quality, quality of board and management oversight, earnings, liquidity, and sensitivity to market and interest rate risk. As part of its commitment to maintain safety and soundness, at the time the Company acquired LC Bank, LC Bank entered into an Operating Agreement with the OCC (the Operating Agreement). The Operating Agreement set forth key parameters which LC Bank was required to operate within, such as with respect to its business plan, minimum capital, directors and senior executive officers, risk management and compliance. Per its original terms, the Operating Agreement expired on February 2, 2024.

The banking regulators have broad examination and enforcement authority. The regulators require banking organizations to file detailed periodic reports and regularly examine the operations of banking organizations. Banking organizations that do not meet the regulators’ supervisory expectations can be subjected to increased scrutiny and supervisory criticism. The regulators have various remedies available, which may be public or of a confidential supervisory nature, if they determine that an institution’s condition, management, operations or risk profile is unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:
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

LENDINGCLUB CORPORATION
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

The bank regulatory regime requires that we obtain prior approval of one or more regulators for various initiatives or corporate actions, including acquisitions or minority investments, the establishment, relocation or closure of branches, certain dividends or capital distributions. Regulators take into account a range of factors in determining whether to grant a requested approval, including the supervisory status of the applicant and its affiliates. Thus, there is no guarantee that a particular proposal by us would receive the required regulatory approvals.

The Community Reinvestment Act (CRA) requires federal banking regulators, in their review of certain applications by banking organizations, to take into account the applicant’s record in helping meet the credit needs of its community, including low- and moderate-income neighborhoods. LC Bank is subject to periodic examination under the CRA by the OCC, which will assign ratings based on the methodologies set forth in its regulations and guidance. Less favorable CRA ratings, or concerns raised under the CRA, may result in negative regulatory consequences for LC Bank. The federal banking regulators have recently finalized reforms to the regulations implementing the CRA that, subject to the outcome of related litigation, may impact how certain activities may be considered, and how regulators may assess performance, under the CRA.

Company as Source of Strength for LC Bank

Federal law and FRB policy require that a bank holding company serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Thus, if LC Bank were to be in financial distress or to otherwise be viewed by the regulators as in an unsatisfactory condition, then the Federal Reserve has the authority to require the Company to act as a source of strength for LC Bank, which could include providing additional capital or liquidity support, or take other action, in support of LC Bank, even if doing so is not otherwise in the best interest of the Company.

Capital and Liquidity Requirements and Prompt Corrective Action

The Company and LC Bank are expected to have established policies and practices for identifying, measuring, monitoring and controlling their funding and liquidity risks. The banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain a specified level of capital relative to the amount and types of assets they hold. While capital can serve as an important cushion against losses, higher capital requirements can also adversely affect an institution’s ability to grow and/or increase leverage through deposit-gathering or other sources of funding.

The Company and LC Bank are each subject to generally similar capital requirements adopted by the FRB and the OCC, respectively. These requirements establish required minimum ratios for common equity tier 1 (CET1) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for

LENDINGCLUB CORPORATION
assets and certain other items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum required capital ratios in order to avoid certain limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses; and define what qualifies as capital for purposes of meeting the capital requirements. The U.S. capital requirements generally are modeled off the Capital Accords of the Basel Committee on Banking Supervision (BCBS). Specifically, the capital thresholds in order to be regarded as a well-capitalized institution under the BCBS standardized approach for U.S. banking organizations are as follows: a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. The regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums.

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

See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21. Regulatory Requirements” and “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance” for additional information.

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

LENDINGCLUB CORPORATION
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

Anti-Money Laundering, Sanctions and Financial Crime

We are subject to a wide range of laws related to anti-money laundering (AML), anti-corruption, anti-bribery, economic sanctions and prevention of financial crime, including the Bank Secrecy Act, the USA PATRIOT Act and economic sanctions programs. We are required to, among other things, maintain an effective anti-money laundering and counter-terrorist compliance program, identify and file suspicious activity and currency transaction reports, and block or reject transactions with sanctioned persons or jurisdictions. Compliance with these laws requires significant investment of management attention and resources. These laws are enforced by a number of federal and state regulatory and enforcement authorities, including the FRB, OCC, Office of Foreign Assets Control, the Financial Crimes Enforcement Network, the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. Failure to comply with these laws, or to meet our regulators’ supervisory expectations in connection with these laws, could subject us to supervisory or enforcement action, significant financial penalties, criminal liability and/or reputational harm.

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

Privacy, Information Technology and Cybersecurity

We are subject to various laws related to the privacy of consumer information. For example, the Company and its subsidiaries are required under federal law periodically to disclose to their retail clients the Company’s policies and practices with respect to the sharing of nonpublic client information with their affiliates and others, and the confidentiality and security of that information. In some cases, LC Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and LC Bank must allow a consumer to opt out of LC Bank’s sharing of information with its affiliates for marketing and certain other purposes. We are also subject to laws and regulatory requirements related to information technology and cybersecurity. For example, the Federal Financial Institutions Examination Council (FFIEC), which is a council comprised of the primary federal banking regulators, has issued guidance and supervisory expectations for banking organizations with respect to information technology and cybersecurity. Our regulators regularly examine us for compliance with applicable laws and adherence to industry best practices with respect to these topics. For example, they will evaluate our security of user and customer credentials, business continuity planning, and the ability to identify and thwart cyber-attacks. The federal banking regulators have also implemented rules to require banks and their service providers to provide certain notification when certain cybersecurity incidents occur.

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

LENDINGCLUB CORPORATION
Limitations on Transactions with Affiliates and Loans to Insiders

LC Bank is subject to restrictions on its ability to conduct transactions with affiliates and other related parties. For example, federal banking laws impose quantitative limits, qualitative requirements, and collateral standards on certain extensions of credit and other transactions by an insured depository institution with, or for the benefit of, its affiliates. In addition, most types of transactions by an insured depository institution with, or for the benefit of, an affiliate must be on terms substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party. Federal banking laws also impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal stockholders (including the Company) and their related interests. In addition, extensions of credit between an insured depository institution and its executive officers, directors, principal stockholders, and their related interests are also limited by federal law. The Sarbanes-Oxley Act generally prohibits loans by public companies to their executive officers and directors. However, there is a specific exception for loans by financial institutions, such as LC Bank, to its executive officers and directors that are made in compliance with federal banking laws.

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

LENDINGCLUB CORPORATION
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

Human Capital

The Company and its consolidated subsidiaries had 1,025 employees as of December 31, 2023, all of whom were located in the United States. On October 12, 2023, we announced a cost reduction plan to align our cost structure to our financial profile given the continued adverse impact of the evolving macroeconomic environment on our

LENDINGCLUB CORPORATION
business. The plan reduced our workforce by 172 employees (the Workforce Reduction). For employees impacted by the Workforce Reduction, we offered severance, extended benefits coverage and outplacement assistance.

Our success depends, in large part, on our ability to recruit, develop, motivate, and retain employees with the skills to execute our long-term strategy. We participate in a competitive market for talent and aim to distinguish ourselves by offering our employees the opportunity to make a meaningful positive impact on the financial health of Americans in an innovative technology-oriented environment. We also offer competitive compensation and benefits. Our compensation programs consist primarily of base salary, annual corporate bonus opportunity, and long-term equity and cash awards. We periodically conduct pay equity surveys to ensure our compensation programs are applied equitably across our workforce. Our benefits programs consist of comprehensive health, dental, and welfare benefits, including a 401(k) matching program and standalone mental health coverage.

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

We adhere, and expect all of our employees to adhere, to our Code of Business Conduct and Ethics, which, among other things, sets forth numerous policies designed to provide for a safe, ethical, respectful and compliant work environment. During the COVID-19 pandemic, our commitment to our employees was guided by a core principle: keeping our employees safe. With that principle in mind, in 2020, we rapidly and effectively implemented a work from home program. In 2022, we reopened our physical offices and have since adopted a hybrid work model for our employees.

Diversity and inclusion are core to our corporate culture and we continue to strive to improve the diversity of talent within the financial services industry. Diversity and inclusion is an important consideration in hiring decisions and we strive for a 50% diverse candidate slate and interview panel for open roles. In addition to anti-racism, inclusive hiring, and breaking bias trainings for all of our employees, we have executive-sponsored programs designed to provide women and under-represented individuals with leadership training and growth opportunities. Further, we have employee resource groups and allyship programs designed to empower our employees to advocate for the growth of minorities and build a more diverse and inclusive workplace. As of December 31, 2023, our full-time workforce was 44% female and 50% non-white.

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

LENDINGCLUB CORPORATION
In addition to announcing material financial information through our investor relations website, press releases, SEC filings, and public conference calls and webcasts, we also intend to use other online and social media channels, including our Blog (http://blog.lendingclub.com) and X (formerly Twitter) handles (@LendingClub and @LendingClubIR) to disclose material non-public information and to comply with our disclosure obligations under Regulation FD.

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
•the adequacy and effectiveness of our risk management framework; and
•the impact of any changes to the legal and regulatory regime.

Risks Related to Operating Our Business

•holding loans on our balance sheet and associated credit, default and liquidity risks;
•selling loans through our marketplace bank platform;
•maintaining and increasing loan originations;
•maintaining our deposit base;
•our ability to develop and commercialize products and services;
•maintaining adequate liquidity;
•the impact of litigation and government and regulatory investigations, inquiries and requests;
•disruptions in our technology systems or failures in our technology initiatives;
•maintaining, protecting and promoting our brand;
•managing, and the impact of, fraudulent activity;
•forecasting demand for loans;
•M&A and related integration activity;
•offering a breadth and volume of loan purchase and investment opportunities for marketplace investors;
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

We are subject to extensive regulation, supervision and legal requirements that affect virtually all aspects of our operations. The regulatory regime governing banking organizations is generally intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the United States, not our stockholders or creditors. See “Item 1. Business – Regulation and Supervision” for information on the regulation and supervision framework which governs our Company and its activities.

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
•LC Bank’s commitment to helping meet the credit needs of low- and moderate-income neighborhoods under the Community Reinvestment Act of 1977;
•their willingness to approve applications, such as the establishment, relocation or closure of new branches, the commencement of new activities, or the conduct of mergers and acquisitions; and
•our rate of growth and other expansionary or strategic initiatives.

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

LendingClub Corporation is the parent company of and a separate and distinct legal entity from LC Bank. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, which could result in adverse liquidity events at either LendingClub Corporation and/or LC Bank. In particular, LC Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other affiliates. Applicable laws and regulations, including capital and liquidity requirements, could restrict our ability to transfer funds between LC Bank and LendingClub Corporation, which could adversely affect our cash flow and financial condition. Additionally, applicable laws and regulations may restrict what LendingClub Corporation is able to do with the liquidity it does possess, which may adversely affect our business and results of operations.

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

LENDINGCLUB CORPORATION
Finally, our risk management framework may be deemed insufficient or inadequate by our regulators, which has in the past required, and may in the future require, that we invest additional resources into remediating any deficiencies and adversely impacted our ability to operate our business until the revised framework is deemed sufficient and adequate by our regulators.

Changes in the legal and regulatory regime could adversely affect our business, financial condition, and results of operations.

Laws, regulations and supervisory expectations, and the manner in which they are interpreted and enforced, are constantly changing. For example, governments could pass legislation or adopt policies based on changes in leadership, shifting priorities, the stability of the banking system or in response to current financial conditions. We cannot predict what changes, if any, will be made to the legal and regulatory regime or the effect that such changes may have on our future business and earnings prospects. Changes to the legal and regulatory regime may require material modifications to our products, services and operations, require significant investments of management attention and resources, or expose us to potential liability for past practices. Changes to the legal and regulatory regime, such as through amendments to laws and regulations, imposition of supervisory action, or shifts in governmental or regulatory policies, practices or priorities may have a material adverse impact on our operations, including the cost to conduct business, our results of operations and what products and services we can offer.

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

From time to time, we also sponsor the sale of loans through Structured Program transactions, and we may be required to and/or otherwise decide to retain a portion of the interests in these securitization transactions (Securitization Interests).

Volatility or a decline in the value of the loans and/or Securitization Interests held on our balance sheet may adversely impact the liquidity of these loans/interests, which could produce losses if we are unable to realize their fair value or manage declines in their value, each of which may adversely affect our financial performance. Further, increases in delinquency rates may require that we take additional allowances for losses, which may adversely affect our financial performance and our ability to allocate sufficient financial resources for other purposes, such as advancing our products and services, which could impact our results of operations.

LENDINGCLUB CORPORATION
In addition to the discussion in this section, see the risk factor “The current economic environment, including a potential recession and the resumption of Federal student loan payments, could negatively affect our business and operating results.”

If investors on our marketplace bank platform pause or cease their participation or exert influence over us, our business, financial condition and results of operations may be harmed.

Our success depends in significant part on third party investors purchasing loans through our marketplace bank platform. Investors may have financial conditions or limitations that adversely impact their ability to continue to participate on our platform. Further, investors may choose to deploy their capital elsewhere for any reason, including if financial returns on loans we offer prove to be unsatisfactory. For example, elevated inflation and interest rates may cause borrowers to allocate their income to necessities, such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments. This may increase default rates, which could adversely affect marketplace investor returns. Additionally, in an elevated interest rate environment the return expectations of our marketplace investors will likely be elevated, and we may be unable to meet those expectations, which could prompt certain marketplace investors to reduce or cease their loan purchases or investments. The occurrence of one or more of these events with a significant number of investors could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operation. For example, following the historic increases in interest rates by the FRB in 2022 and 2023, a number of our largest marketplace investors ceased or significantly reduced their purchases of our products, which resulted in a material reduction in our marketplace origination volume and revenue.

From time to time, we may provide incentives to investors to purchase loans from us or we may sell loans at a price that is less than par, which typically adversely impacts the economics of our business. Even in the event that an incentive or difference to par is partially or wholly offset by other factors, such as interest earned on the loan prior to its sale, selling loans with incentives or at prices less than par may: (i) discourage investors from purchasing loans on our platform without incentives or at par value, (ii) cause us to realize less revenue than expected with respect to such loans or (iii) prompt dissatisfaction and complaints from investors unable to purchase incentivized or discounted loans.

Additionally, investors may exert significant influence over us, our management and operations. For example, if investors pause or discontinue their investment activity, we may need to provide incentives or discounts and/or enter into alternative structures or terms to attract investor capital to the platform, such as our recently launched Structured Certificates. Any new arrangements or programs may: (i) increase the complexity of our business, (ii) require allocation of personnel and other resources to create and operate, and/or (iii) have new and/or different structures and terms, including alternative fee arrangements, purchase price rebates or other incentives. There is also no assurance that we will be able to enter into any of these arrangements or programs with interest parties, or if we do, what the final terms will be. Failure to attract investor capital on reasonable terms may result in a reduction in origination volume.

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

Any material reduction in loan purchases or investments by marketplace investors, or the economics of those purchases or investments for the Company, may have a material adverse impact on our business, financial condition and results of operations. In addition to the discussion in this section, see the risk factor “The current economic environment, including a potential recession and the resumption of Federal student loan payments, could negatively affect our business and operating results.”

LENDINGCLUB CORPORATION
If we do not maintain or continue to increase loan originations, or expand our marketplace bank to new markets, we may not succeed in maintaining and/or growing our business, and as a result our business and results of operations could be adversely affected.

The vast majority of our revenue currently comes from origination fees, servicing fees on loans sold to marketplace investors and net interest income earned from retaining loans on our balance sheet for investment. Growing these revenue streams may require that we increase loan originations over time. Doing so requires that we attract a large number of new borrowers who meet our platform’s lending standards and those of new and existing marketplace investors, including investors in any securitizations of our loans. Our ability to attract qualified borrowers depends in large part on the success of our marketing efforts, the visibility, placement and customer reviews on third-party platforms and the quality and competitive advantage of our products and services. For example, if any of our marketing channels become less effective, or the cost of these channels were to significantly increase, we may not be able to attract new and retain existing customers in a cost-effective manner or convert potential customers into active customers in our marketplace bank. Additionally, changes in the way third-party platforms operate, including changes in our participation on such platforms, could make the maintenance and promotion of our products and services, and thereby maintaining and growing loan originations, more expensive or more difficult.

Further, every loan we originate is either held on our balance sheet or sold to marketplace investors. Our ability to hold or sell loans is dependent on a number of factors, including the economic and interest rate environment, the performance of our loans and the conditions of capital markets. If any of these factors is volatile or adverse, then we may be unable to hold or sell as many loans as we could potentially originate and therefore would need to reduce our origination volume.

If loan originations through our platform stagnate or decrease, for any reason, our business and financial results may be adversely affected. For example, following the historic increases in interest rates by the FRB in 2022 and 2023, a number of our largest marketplace investors ceased or significantly reduced their purchases of our loans, which resulted in a material reduction in our marketplace origination volume and revenue.

In addition to the discussion in this section, see the risk factor “The current economic environment, including a potential recession and the resumption of Federal student loan payments, could negatively affect our business and operating results.”

We may not be able to maintain our deposit base.

We rely on deposits as a principal source of funding for our lending activities. As of December 31, 2023, we had approximately $7.3 billion in deposits. Our future growth and strategy will largely depend on our ability to maintain deposits to provide a less costly and stable source of funding. The deposit markets are competitive, and therefore it may prove difficult and/or costly to grow our deposit base. For example, as the FRB has increased interest rates, we have made corresponding increases to the rates we offer depositors, which increases our cost of capital and may reduce the net interest margin on loans held for investment.

Changes we make to the rates offered on our deposit products may affect our finances and liquidity. We have brokered deposits, which may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Further, a significant portion of our deposits is sourced from depositors referred to the Company through third party platforms, and any change in the way such third-party platforms operate, including our participation or the placement of our products on such third-party platforms, may have a materially adverse impact on our ability to maintain and/or grow our deposit base. In addition, our ability to maintain existing or obtain additional deposits may be impacted by factors, including factors beyond our control, including perceptions about the stability of the banking industry, our reputation or financial strength, or branchless banking generally, which could reduce the number of consumers choosing to place deposits with us. In particular, sudden and substantial withdrawals could cause the banking regulators to close our institution and seize our assets. For example, in 2023, Silicon Valley Bank, Signature Bank, and First Republic Bank each failed shortly after substantial reductions in their deposit bases over the course of a few days/weeks.

LENDINGCLUB CORPORATION
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

In addition to the discussion in this section, see the risk factor “The current economic environment, including a potential recession and the resumption of Federal student loan payments, could negatively affect our business and operating results.”

If we are unable to develop and commercialize new products and services and enhancements to existing products and services, our business may suffer.

The financial services and banking industry is evolving and changing with disruptive technologies and the introduction of new products and services. We derive a significant portion of our revenue from transaction-based fees we collect in connection with the origination of unsecured personal loans. To enhance customer engagement and diversify our revenue streams, we are undertaking a strategy to broaden the scope of our products and services we offer. Failure to broaden the scope of our products and services leaves us dependent on a single revenue stream and vulnerable to competitors offering a suite of products and services. Accordingly, a key part of our success depends on our ability to develop and commercialize new products and services and enhancements to existing products and services.

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

We believe the technology platform that powers our marketplace bank enables us to deliver solutions to customers and marketplace investors, and provides a significant time and cost advantage over traditional banks. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, customer service and reputation. Our failure to maintain satisfactory performance, reliability and availability of our technology and underlying network infrastructure may impair our ability to attract new and retain existing customers or marketplace investors, which could have a material adverse effect on our operations.

Any interruptions or delays in our technology systems or service, whether as a result of third-party error, our error, natural disasters, terrorism, other man-made problems, or security breaches, whether accidental or willful, could harm our reputation and relationships with our customers and marketplace investors. Additionally, in the event of

LENDINGCLUB CORPORATION
damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on loans, processing loan purchases or investments, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, and cause customers to abandon our marketplace bank platform, any of which could adversely affect our business, financial condition and results of operations.

We depend on our technology infrastructure to conduct and grow our business and operations and accordingly we invest in system upgrades, new solutions and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems and require significant human and financial resources. While we take steps to mitigate the risks and uncertainties associated with these initiatives, these initiatives may not be implemented on time (or at all), within budget or without negative financial, operational or customer impact. Further if and when implemented, these initiatives may not perform as we or our customers, marketplace investors and other stakeholders expect. We also may not succeed in anticipating or keeping pace with future technology needs, technology demands of our customers or the competitive landscape for technology. The failure to implement new and maintain existing technologies could adversely affect our business, financial condition and results of operations.

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

Many of our stakeholders are becoming increasingly interested in our environmental, social, governance and other sustainability responsibilities, strategy and related disclosures. For example, certain of our marketplace investors and equity investors have inquired about our progress and disclosures on this topic. Further, this area of disclosure is subject to state legislation and proposed rules from the SEC, which the Company continues to monitor and will comply with as applicable. For example, in October 2023, California adopted the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, which, among other things, will require certain companies doing business in California to disclose their direct and indirect greenhouse gas emissions and their climate-related financial risks and measures being taken to reduce such risks. As regulations regarding these reporting obligations are still in development, we cannot yet predict the full impact of these laws and their corresponding regulations and future enforcement activity on our business, financial condition, results of operations, brand or reputation. Our absolute and relative progress and disclosures, or lack thereof, on environmental, social, governance and other sustainability matters could impact our reputation, brand and the willingness of certain platform and equity investors to hold our loans or common stock, respectively. If we do not successfully maintain, protect and promote our brand we may be unable to maintain and/or expand our base of customers and investors, which may materially harm our business.

LENDINGCLUB CORPORATION
Fraudulent activity associated with our marketplace bank could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with our marketplace bank, borrowers, depositors, investors and third parties handling borrower and investor information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. Under our agreements with investors, we are obligated to repurchase loans in cases of confirmed identity theft. The level of our fraud charge-offs and our results of operations could be materially and adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

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

We operate a marketplace bank platform for consumer credit, balancing borrower demand for loans against investor demand for risk-adjusted returns. We offer credit to borrowers across a range of credit profiles and rates, and we offer loan purchase and investment opportunities across a range of risk-adjusted returns. Investor demand on our platform is sensitive to a variety of factors including loan performance, alternative investment opportunities and macroeconomic conditions. To aid our ability to forecast investor demand, from time to time, we may enter into agreements with marketplace investors that outline expected purchases. However, these order agreements are generally non-binding or contain provisions that allow for modification and/or cancellation of the order. Therefore, it is challenging to precisely forecast investor demand. In the event that borrower demand at a given credit rate exceeds investor demand for that product for a given period, we may fund the loans and hold them on our balance sheet, which carries certain risks. See the risk factor “Holding loans on our balance sheet exposes us to credit, default and liquidity risks, which may adversely affect our financial performance.”

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

However, any acquisition, disposition or other strategic transactions involves risks, including:
•difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business, which may require ongoing investment in development and enhancement of additional operational and reporting processes and controls;

LENDINGCLUB CORPORATION
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

LENDINGCLUB CORPORATION
If we are unable to offer marketplace investors a satisfactory breadth and volume of investment opportunities, our business and results of operations may be materially harmed.

We invest in our marketplace bank platform and regularly iterate our processes to provide improved and more efficient investment opportunities, which includes efforts to provide marketplace investors the opportunity to invest in a broad selection of loans. However, various factors may contribute to certain loans being available only in a limited quantity or being entirely unavailable.

If marketplace investors are unable to invest in certain categories of loans, are unable to invest at the volume they desire, perceive that they are not offered the same investment opportunities as other investors and/or are dissatisfied with the risk-adjusted return they receive from investing on our platform, they may seek alternative investments from ours which may materially harm our business and results of operations.

Any challenge to or adverse consequence from our use of the issuing bank partnership model (or litigation or legislation aimed at thwarting certain transactions based on this model) may harm our business.

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

For example, in May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank may not be entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. However, in 2020, the OCC issued a final rule clarifying that interest on a loan that is lawful under federal law for national banks and federal savings associations remains lawful upon the sale, assignment or other transfer of the loan (the OCC Rule). The FDIC issued a similar final rule in 2020 applicable to FDIC-insured state-chartered banks (the FDIC Rule). Since these final rules, several federal district courts have declined to follow the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC, including in Colorado, Massachusetts and New York. On February 8, 2022, a federal district court granted summary judgment in favor of the OCC and FDIC in lawsuits brought by multiple states seeking to invalidate the OCC Rule and FDIC Rule (California, et al. v. The Office of the Comptroller of the Currency, et al., No. 4:20-cv-05200-JSW (N.D. Cal.); California, et al. v. Federal Deposit Insurance Corporation, No. 4:20-cv-05860-JSW (N.D. Cal.)).While we believe that our use of the issuing bank model is appropriate and factually distinguishable from the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC, the case could create potential liability under state statutes such as usury statutes. Further, state legislatures may enact new laws or amend existing laws aimed at undermining the ability of non-bank purchasers of loans to realize the outcome of a bank’s ability to export interest rates.

Any challenge to or adverse consequence of our use of the issuing bank partnership model could adversely affect that business (including requiring that we alter our business model for impacted products), financial condition and results of operations.

If we breach representations or warranties in connection with our marketplace investor transactions, including whole loan sales, structured products or securitization transactions, or if we suffer a direct or indirect loss in our retained interests in these transactions, our financial condition could be harmed.

We make customary representations, warranties and covenants to marketplace investors about the loans we sell and service. We have sponsored, and expect to sponsor in the future, the sale of unsecured personal whole loans through

LENDINGCLUB CORPORATION
asset-backed securitizations. In connection with these securitizations, as well as other structured products or Structured Certificate transactions, we make customary representations, warranties and covenants. If there is a breach of those representations, warranties and covenants that materially and adversely affects the subject loans, then we will be required to either cure the breach, repurchase the affected loans from the purchasing entity or investor or reimburse the purchasing entity or investor for incurred losses and expenses, as the case may be. These repurchase or reimbursement obligations could be material and have an adverse effect on our financial condition.

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

Should we desire to obtain additional indebtedness we may require a guarantee by LC Bank, where substantially all of our operations are being conducted. Any such guarantee may require approval of the banking regulators and there can be no assurance that we would be able to obtain such a guarantee. To the extent that we are not able to obtain a guarantee from LC Bank, it may be more difficult or expensive for us to borrow money.

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

The U.S. economy is undergoing a period of rapid change and significant uncertainty. A number of factors are causing this change and uncertainty, including elevated inflation, increasing interest rates, evolving government policies and changing U.S. consumer spending patterns. Inflation reached a 40-year high of 9.1% in June 2022, and the annual inflation rate for the U.S. was 6.5% for the twelve months ended December 31, 2022. In response to elevated inflation, the FRB increased interest rates eleven times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 5.25% to 5.50% as of December 2023, and has indicated a willingness to keep rates elevated as it deems necessary to combat inflation. The elevated inflation and interest rates, and uncertainty with respect to when the rates will decrease, are changing lending and spending patterns, and thereby prompting fears that the U.S. is currently experiencing or will soon experience an economic downturn or prolonged period of slow economic growth.

LENDINGCLUB CORPORATION
Our business is sensitive to, and may be adversely impacted by, the current inflation and interest rate environment. Among other things, as inflation and interest rates are elevated: (i) existing borrowers may allocate more of their income to necessities such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments, (ii) the rate we offer on our deposit products will increase to remain competitive, thereby increasing our cost of funding and reducing our net interest margin, (iii) the return our loan products generate may be less attractive relative to other investment options, thereby reducing marketplace investor demand in our loan products, and (iv) we may need to increase interest rates and/or tighten credit standards for new originations, thereby potentially making it more challenging to source enough interested and qualified borrowers to enable sufficient origination volume. Further, the pace of recent increases in inflation and interest rates creates unique challenges in our ability to operate our business. For example, the rapid increase in interest rates has quickly increased the cost of capital for our non-bank marketplace investors and thereby increased their return expectations. However, because our consumer loans are fixed interest rate products, we are unable to re-price existing loans, and with respect to new originations, we need to re-price methodically to remain competitive and mitigate the adverse impacts of doing so. Therefore, until the interest rate environment stabilizes, we may be challenged to fully meet the return expectations for certain of our marketplace investors which may adversely impact our marketplace volume and related revenue.

In addition, changes in, and uncertainty with respect to, government policies in response to the current economic climate may adversely impact our business. For example, in response to the COVID-19 pandemic, in March 2020 the U.S. Department of Education implemented a student loan relief program which included a suspension of: (i) federal loan payments, (ii) interest rate accrual and (iii) collections on defaulted loans (collectively, the Student Loan Forbearance Program). However, in connection with an agreement to raise the borrowing capacity of the Federal government, the Student Loan Forbearance Program lapsed and interest accruals resumed in September 2023 and payments resumed in October 2023 (collectively, the Student Loan Payment Resumption).

We are monitoring the Student Loan Payment Resumption and currently believe that its impact on our loan performance should be muted because of: (i) the 12-month “on ramp” period announced by the U.S. Department of Education over which federal student loan borrowers can resume their student loan payments without being considered delinquent, reported to credit bureaus, placed in default or referred to debt collection agencies, (ii) hardship programs from the government and LendingClub, (iii) initiatives to proactively inform our borrowers impacted by the Student Loan Payment Resumption of their payment obligations and available hardship programs, and (iv) our expectation that certain borrowers may prioritize other debt payments, including personal loans, over the repayment of student loans. Further, in anticipation of the potential impact of the Student Loan Payment Resumption, we began undertaking certain changes to our underwriting standards in 2022 that were intended to proactively incorporate the potential impact of the Federal Student Loan Resumption on the credit profile of loan applicants. However, the Student Loan Payment Resumption is unprecedented and therefore its impact is inherently uncertain and there can be no assurance that the factors listed above will materialize or mute the impact of the Student Loan Payment Resumption on our loan performance. We estimate that approximately 20% of the current outstanding unpaid principal balance on LendingClub loans is held by borrowers that have federal student loan payments that resumed pursuant to the Student Loan Payment Resumption. It is possible that the Federal Student Loan Resumption may reduce the ability of these borrowers to make other payments and thereby potentially increase their risk of default on their LendingClub loan(s). It is also possible that the Federal government may implement or leverage another program to mitigate the impact of the Student Loan Payment Resumption.

Finally, an economic downturn or recession could increase the risk of borrower default, reduce investor participation on our marketplace bank platform, cause us to change, postpone or cancel our strategic initiatives, or otherwise negatively affect our business, financial condition and results of operations.

The current economic environment, and its impact, may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report, such as our exposure to the credit and default risk of borrowers, maintaining and increasing loan originations, maintaining our deposit base and retaining our marketplace investors.

LENDINGCLUB CORPORATION
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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates will cause our net interest income and margin to increase or decrease. To the extent that we hold loans for sale on our balance sheet, we will be at risk to rising interest rates between origination and sale. In order to sell such loans, we may need to reduce the sale price in order to satisfy the yield expectations of our marketplace investors. Further, we are exposed to interest rate risk because our interest-earning assets and interest-bearing sources of funding do not react uniformly or concurrently to changes in interest rates, as the two have different time periods for adjustment and can be tied to different measures of rates. Fluctuations in the interest rate environment may impact our net interest income, net interest margin and/or discourage investors and borrowers from participating on our marketplace bank platform and may reduce our loan originations, any of which may adversely affect our business.

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

Additionally, we use, and may in the future use, financial instruments for hedging and risk management purposes in order to protect against possible fluctuations in interest rates, or for other reasons that we may deem appropriate. However, any current and future hedges we enter into will not completely eliminate the risk associated with fluctuating interest rates and our hedging activities may prove to be ineffective. Any failure to manage our hedging positions properly or inability to enter into hedging instruments under acceptable terms, or any other unintended or unanticipated economic consequences of our hedging activities, could negatively affect our financial condition and results of operations.

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

LENDINGCLUB CORPORATION
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

Similarly, any adverse impact on the ability of borrowers to make loan payments and/or material increase in pre-payment rates may also have a material impact on the net interest income we earn for loans held on our balance sheet.

We strive to maintain a marketplace bank platform in which annual percentage rates are attractive to borrowers and returns, including the impact of credit losses and prepayments, are attractive to marketplace investors and the Company. These external economic and social conditions and resulting trends or uncertainties could adversely impact the ability or desire of our borrowers or marketplace investors to participate on our platform, which could negatively affect our business and results of operations. In addition to the discussion in this section, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

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

Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. For example, in response to elevated inflation, the FRB increased interest rates eight times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 5.25% to 5.50% as of December 2023, and has indicated a willingness to conduct rate increases as it deems necessary to combat inflation.

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

LENDINGCLUB CORPORATION
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

Our business operations are subject to interruption by, among other things, political events, terrorism, military conflict or acts of war (including the conflicts in Ukraine and the Gaza Strip), cyber-attacks, public health issues (such as the COVID-19 pandemic), natural disasters, severe weather, climate change (including longer-term shifts in climate patterns, such as extreme heat, sea level rise and more frequent and prolonged drought), infrastructure failure or outages (including power outages), labor disputes and other events which could: (i) decrease demand for our products and services, (ii) adversely affect the macroeconomy and/or our customers, or (iii) make it difficult or impossible for us to deliver a satisfactory experience to our customers. Any such events could also affect the Company by impacting the stability of our deposit base, impairing the ability of our borrowers to repay their outstanding loans, causing significant property damage or otherwise impair the value of collateral securing our loans, and/or resulting in loss of revenue and/or cause us to incur additional expenses. While we may undertake measures indicated to mitigate the adverse impacts of such events, there are no assurances that any of the measures we take will be sufficient or successful.

Furthermore, in the event of any disruption to our operations or those of the companies with whom we do business with, we could experience delays in product development, marketing, operations and customer service efforts, incur significant losses, require substantial recovery time and experience significant expenditures in order to resume or maintain operations, any of which could have a material adverse impact on our business, financial condition and results of operations.

For example, the Ukrainian-Russian conflict, the responses thereto (such as sanctions imposed by the United States and other countries) and any expansion thereof have had, and may continue to have, unpredictable and/or adverse effects on the domestic and global economy and financial markets. Although we have not yet experienced any material direct impact from the Ukrainian-Russian conflict, in part because our business is conducted exclusively in the United States, our business, financial condition or results of operations may be impacted if the conflict prolongs and/or its impact exacerbates. Further, the geopolitical conflicts such as the Ukrainian-Russian conflict and the conflict in the Gaza Strip, and their impacts, have had, and may continue to have, the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report, such as escalating inflation, elevating the possibility of a decline in economic conditions and increasing cybersecurity risk.

RISKS RELATED TO CREDIT AND COLLECTIONS

If the credit decisioning, pricing, loss forecasting and scoring models we use contain errors, do not adequately assess risk, or are otherwise ineffective, our reputation and relationships with customers could be harmed, our market share could decline and the value of loans held on our balance sheet may be adversely affected.

Our ability to attract customers to, and build trust in, our marketplace bank platform is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning, pricing, loss forecasting and scoring models that assign each loan offered through our marketplace bank platform a grade and a corresponding interest rate. Our models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data, bank data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates for borrowers and risk-adjusted returns for marketplace investors.

LENDINGCLUB CORPORATION

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

Similarly, if any of these models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. If these errors were to occur, we may be obligated to repurchase the affected loans, marketplace investors may try to rescind their affected purchases or investments or decide not to purchase or invest in loans in the future or borrowers may seek to revise the terms of their loans or reduce the use of our marketplace bank platform for loans.

Additionally, we have entered, and may continue to enter, into credit support agreements where we may be obligated to make payments to certain marketplace investors if the losses on their loan portfolios exceed certain agreed-upon thresholds. If we are unable to accurately predict and manage losses, credit losses may exceed these agreed-upon thresholds and we may be obligated to make payments to these marketplace investors, which could negatively impact our results of operations.

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

Many of our loan products, including all of our personal loans, are unsecured obligations of borrowers, and they are not secured by any collateral. None of the loans facilitated on our platform are guaranteed or insured by any third party or backed by any governmental authority in any way. We are the loan servicer for all loans supporting notes and certificates and we are the loan servicer for most, though not all, loans sold as whole loans. The ability to collect on the loans is dependent on the borrower’s continuing financial stability and willingness to make loan payments, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, bankruptcy or the economic and/or social factors referenced above in the risk factor “A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.” Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party servicers and collection agencies are limited in our ability to collect loans.

In addition, most marketplace investors depend on us or our third-party servicers and collection agents to pursue collection on delinquent borrower loans. Collections are remitted to marketplace investors only to the extent we receive borrower payments on the corresponding loans. If we, or third parties on our behalf, cannot adequately perform collection services on the loans, the marketplace investor will not be entitled to any remittances under the terms of the investment. Further, if collection action must be taken in respect of a loan, we or the collection agency may charge a collection fee on any amounts that are obtained (excluding litigation). These fees will correspondingly reduce the amounts of any payments received by an investor. Similarly, the returns to investors may be impacted by declines in market rates for sales of charged-off loans to third-party purchasers. Ultimately, if delinquencies impair

LENDINGCLUB CORPORATION
our ability to offer competitive risk-adjusted returns for marketplace investors, they may seek alternative investments and our business may suffer.

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

The factors above may result in loans being issued to otherwise non-qualified borrowers and/or impact our ability to effectively segment borrowers into relative risk profiles, each of which may impair our ability to offer competitive risk-adjusted returns for investors, which may cause investors to seek alternative investments from ours and our business may suffer. Additionally, if borrowers default on loans that are not priced correctly because the information provided by the borrowers or third parties is inaccurate, investors may try to rescind their affected investments in these loans or the loans may not perform as expected and our reputation may be harmed.

LENDINGCLUB CORPORATION
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

In addition, events or perceptions with respect liquidity, defaults and other markers of stability, performance and/or strength within the financial services industry have, and may in the future, lead to market-wide liquidity concerns, erosion of confidence in the banking system, the closure of financial services institutions and other adverse consequences. For example, in 2023, Silicon Valley Bank, Signature Bank, and First Republic Bank each failed shortly after substantial reductions in their deposit bases over the course of a few days/weeks. Any such events of perceptions may make our members reluctant to use our products and services or could adversely affect our business, financial condition and results of operations.

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

LENDINGCLUB CORPORATION
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

In addition to attracting and retaining highly skilled employees in general, our future performance depends, in part, on our ability to attract and retain key personnel, including our executive officers, senior management team and other key personnel, all of whom would be difficult to replace. In 2023, our total headcount decreased by 560 employees compared to the prior year, primarily due to the workforce reduction plans we implemented during the year. These reductions in workforce resulted in the termination of a number of highly contributing employees as well as material reductions in the size and capabilities of a number of our functions, such as recruiting. Further, the reductions in workforce may negatively impact employee morale and our culture, which may increase attrition rates and negatively impact future recruiting efforts.

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

LENDINGCLUB CORPORATION
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

LENDINGCLUB CORPORATION

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

Cyber-attacks have occurred on our systems in the past and may occur on our systems in the future. Although in 2023, we did not suffer material costs or disruption to our business from any such incident, unauthorized access to our marketplace bank and servicing systems can result in confidential borrower and investor information being stolen and potentially used for criminal purposes. Breaches of our security measures could negatively impact our relationships with customers, lead to interruptions or delays or make it difficult or impossible for us to deliver a satisfactory experience to our customers, and expose us to liability related to the loss of the information, time-consuming expensive litigation and negative publicity. Moreover, any future security breach may also result in the theft of our intellectual property, proprietary data, or trade secrets, which could have a material adverse impact on our reputation, business operations and financial performance.

We also may be required to notify regulators, affected individuals and/or stockholders about any actual or perceived data breach involving personal information or material cybersecurity incident within strict time periods. This notice may be difficult to provide in a timely fashion for many reasons, including due to the complexity of gathering, verifying and analyzing relevant information. Furthermore, disclosures regarding a security breach may be costly to implement and often lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose borrowers, investors and ecosystem partners and our business and operations could be adversely affected.

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

The systems we rely upon also remain vulnerable to damage or interruption from a number of other factors, including the failure of our network or software systems, natural disasters, terrorism, telecommunication failures, human error, third-party error, other-man made problems, and similar events or disruptions. Any interruptions or delays in our technology systems or service, whether accidental or willful, could harm our relationships with our customers and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under

LENDINGCLUB CORPORATION
actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on loans, impact our bank operations, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to abandon our marketplace bank platform, any of which could adversely affect our business, financial condition and results of operations.

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

LENDINGCLUB CORPORATION

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

LENDINGCLUB CORPORATION
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

Further, the amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Tax Cuts and Jobs Act (the Tax Act) enacted on December 22, 2017, made broad and complex changes to the U.S. tax code and the Tax Act’s reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, has reduced our deferred tax asset associated with net operating loss carryforwards (NOLs). A lack of future taxable income would also adversely impact our ability to utilize our NOLs.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code, as amended. Our NOLs may also be impaired under similar provisions of state law. Further, additional changes to federal or state tax laws or technical guidance relating to the Tax Act that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2023 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize certain deferred tax assets. On the basis of this evaluation, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized.

LENDINGCLUB CORPORATION
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

Although we were profitable for the years ended December 31, 2023 and 2022, and expect to remain profitable for the year ending December 31, 2024, we have incurred net losses in the past. Our operating expenses may continue to be elevated as we resolve regulatory investigations and examinations, enhance our compliance and technology systems, continue the growth of our business, attract customers and partners, and further enhance and develop our products and services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional losses in the future and may not maintain profitability on a quarterly or annual basis.

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

Our stock price has exhibited substantial volatility. Our stock price may continue to fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; changes in the credit performance of our loans; the public’s reaction to our press releases, other public announcements and filings with the SEC; progress and resolution with respect to litigation and regulatory inquiries; our operation of LC Bank; significant transactions or acquisitions; new features, products or services offered by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that stockholders may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.

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

LENDINGCLUB CORPORATION
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

LENDINGCLUB CORPORATION
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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. In addition to these provisions, banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution and bank holding company. These laws include the BHCA and the Change in Bank Control Act. These laws could delay or prevent an acquisition. See “Item 1. Business – Regulation and Supervision – Acquisition of a Significant Interest in the Company” for additional information.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity represents a critical component of our overall approach to risk management. Accordingly, cybersecurity risks are subject to oversight by the Company’s Board of Directors (the Board), primary responsibility for which has been delegated by the Board to its Operational Risk Committee (the Board Operational Risk Committee).

Our cybersecurity policies, processes and practices are informed by the cybersecurity framework established by the National Institute of Standards and Technology. We are able to leverage a cross-functional team that includes senior personnel from our technology, operations, legal, risk management and internal audit functions as and when warranted by the particular cybersecurity matter. In managing cybersecurity risks, we strive to: (i) identify, prevent and mitigate cybersecurity threats; (ii) preserve the confidentiality, security and availability of proprietary or

LENDINGCLUB CORPORATION
confidential information; (iii) protect the Company’s intellectual property; (iv) maintain the confidence of our members, marketplace investors and business partners; and (v) provide appropriate and required disclosure of cybersecurity risks and incidents.

Risk Management and Strategy

Our processes for assessing, identifying, and managing material risks from cybersecurity threats are fully integrated into our enterprise risk management (ERM) program and include the following areas of focus:
•Systems Safeguards: Preventing and mitigating cybersecurity threats, including through the use of firewalls, intrusion prevention and detection systems, anti-malware software, access controls and other system safeguards.
•Incident Response: Identifying and responding to cybersecurity incidents in accordance with our information security incident response plan.
•Collaboration: Collaborating internally and with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
•Third-Party Risk Management: Maintaining a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems.
•Training: Reinforcing our information security policies, processes and practices through periodic mandatory training for Company personnel.
•Governance: Designing a comprehensive framework for the oversight of cybersecurity risk, with regular interaction between the Board Operational Risk Committee and the Company’s ERM function, our Chief Information Security Officer (CISO) and members of Company management and relevant management committees, including the Company’s Management Operational Risk Committee (the Management Operational Risk Committee).

A key part of our strategy for managing risks from cybersecurity threats is the assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, threat modeling, vulnerability scanning and other exercises focused on evaluating the effectiveness of our cybersecurity measures. We engage third parties to perform assessments on our cybersecurity measures, including information security penetration tests, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Board Operational Risk Committee and are used to adjust our cybersecurity policies, standards, processes and practices, as necessary.

Governance

The Board Operational Risk Committee oversees the management of risks from cybersecurity threats, including policies, processes and practices implemented by Company management to address such risks. The Board Operational Risk Committee receives presentations and reports on cybersecurity risks and information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates until such incident has been addressed. At least once each year, the Board Operational Risk Committee discusses the Company’s approach to cybersecurity risk management with our CISO. Further, the Board periodically, as warranted, receives reports with respect to and engages in discussions with Company management on cybersecurity matters.

Our CISO is principally responsible for overseeing our cybersecurity risk management program, in partnership with other senior personnel across the Company. Our CISO works in coordination with the other members of the Company’s Management Operational Risk Committee, which includes our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Risk Officer and General Counsel. Our CISO has served in that role for over 5 years and in various roles in information technology and information security for over 20 years. Our CISO

LENDINGCLUB CORPORATION
holds an undergraduate degree in computer information systems and has attained the professional certification of Certified Information Systems Security Professional. The other members of the Management Operational Risk Committee each have relevant qualifications and over 10 years of experience managing risk in the technology and/or financial services industry.

Our CISO, in coordination with the Management Operational Risk Committee, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, cross-functional teams are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our information security incident response plan. Our CISO, through his team and use of accompanying technology, monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, and report such incidents to the Management Operational Risk Committee and/or the Board Operational Risk Committee, as and when appropriate.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents of a material nature. For additional information about the risks from cybersecurity threats, see “Item 1A. Risk Factors” in this Annual Report.

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

Holders of Record

As of January 31, 2024, there were 34 holders of record of LendingClub’s common stock. Because many of LendingClub’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

LendingClub has not paid cash or other dividends since its inception, and does not anticipate paying cash or other dividends in the foreseeable future. Further, see “Part I – Item 1. Business – Regulation and Supervision – Regulatory Limits on Dividends and Distributions” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21. Regulatory Requirements” for a summary of certain rules and regulations that limit the ability of the Company or LC Bank to pay dividends.
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

The following graph and table compare the cumulative total return to stockholders of LendingClub’s common stock relative to the cumulative total returns of the KBW Nasdaq Bank Index and Standard & Poor’s 500 Index. An investment of $100 (with reinvestment of all dividends, when applicable) is assumed to have been made in LendingClub’s common stock and in each index at market close on December 31, 2018 and its relative performance is tracked through December 29, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$-
12/31/2018
3/29/2019
6/28/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/30/2023
12/29/2023
LendingClub Corporation
KBW Nasdaq Bank Index
Standard & Poor's 500 Index

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 30, 2022	December 29, 2023
LendingClub Corporation	$100	$95.97	$80.30	$183.88	$66.92	$66.46
KBW Nasdaq Bank Index	$100	$132.14	$114.13	$154.12	$117.55	$111.92
Standard & Poor’s 500 Index	$100	$128.88	$149.83	$190.13	$153.16	$190.27

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

Overview

LendingClub was founded in 2006 and brought a traditional credit product – the installment loan – into the digital age by leveraging technology, data science, and a unique marketplace model. In February 2021, LendingClub completed the acquisition of Radius, becoming a bank holding company and forming LC Bank as its wholly-owned subsidiary. LendingClub now operates a leading digital marketplace bank and is one of a small number of fintech companies with a national bank charter. We are building a new of kind of bank, one that aims to advantage our members with the information, tools, and guidance they need to achieve their own version of financial success. We do this by leveraging data and technology to increase access to credit, lower borrowing costs, and improve the return on savings – all through a smart, simple, and rewarding digital experience.

Executive Summary

Despite the interest rate environment and broader economic volatility adversely impacting our business, predominantly through investor demand and pricing for marketplace loans, we have been able to sustain GAAP profitability as a result of our differentiated business model, strong execution, data advantage, and ongoing innovation. While we expect these headwinds to persist, we’re leveraging our Structured Certificates program to drive marketplace originations and managing the business prudently by aligning our expense base to current market conditions. Furthermore, we maintained strong liquidity and capital levels and delivered the following results, despite a challenging economic environment.

In 2023, our total headcount decreased by 560 employees, or 35%, compared to the prior year, primarily due to the workforce reduction plans we implemented during the year to align our cost structure to our financial profile given the continued adverse impact of the evolving macroeconomic environment on our business.

•Loan originations: Loan originations decreased $5.7 billion, or 43%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily driven by a decrease in unsecured personal loan origination volume. We attribute the decrease in volume and investor demand to the rising interest rate environment.
◦Loan originations held for investment (HFI) at amortized cost decreased $1.5 billion, or 41%, for the year ended December 31, 2023 compared to the prior year.
◦Loan originations HFI at amortized cost as a percentage of loan originations was 29% and 28% for the years ended December 31, 2023 and 2022, respectively. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations. We expect this percentage to decrease in the near-term due to a shift in the mix toward retaining lower-risk securities associated with our Structured Certificates.

•Total net revenue: Total net revenue decreased $322.6 million, or 27%, for the year ended December 31, 2023 compared to the same period in 2022.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
◦Marketplace revenue: Marketplace revenue decreased $392.1 million, or 57%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in loan origination volume and lower loan sales prices resulting from a shift in investor demand from banks to asset managers.
◦Net interest income: Net interest income increased $87.0 million, or 18%, for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily driven by higher interest income due to a higher average balance of loans retained as HFI in the current period, a higher average balance of securities retained associated with our Structured Certificates and higher interest rates earned on cash and cash equivalents, partially offset by higher interest rates paid on a higher average balance of deposits.
◦Net interest margin: Net interest margin for the year ended December 31, 2023 was 7.0%, decreasing from 8.2% in the prior year.

•Provision for credit losses: Provision for credit losses decreased $23.8 million, or 9%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to lower volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses, partially offset by an increase in quantitative and qualitative allowance due to an increase in expected losses and a less favorable economic outlook.

•Total non-interest expense: Total non-interest expense decreased $200.4 million, or 26%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily driven by a decrease in variable marketing expenses based on lower origination volume and prudent management of expenses and a decrease in compensation expense due to a decrease in headcount as a result of the workforce reduction plans we implemented in January and October 2023.

•Net income: Net income decreased $250.7 million, or 87%, for the year ended December 31, 2023 compared to the same period in 2022. Net income for the year ended December 31, 2022 included a $143.5 million income tax benefit related to the reversal of our valuation allowance against our deferred tax assets.

•Diluted Earnings Per Share (EPS): Diluted EPS was $0.36 for the year ended December 31, 2023, compared to $2.79 in the prior year. Diluted EPS for the year ended December 31, 2022 included a $1.38 per share benefit from the deferred tax valuation allowance reversal.

•Pre-provision net revenue (PPNR): PPNR for the year ended December 31, 2023 decreased $122.2 million, or 29%, compared to the same period in 2022.

•Cash and cash equivalents: Total cash and cash equivalents as of December 31, 2023 increased $195.5 million, or 18%, compared to the same period in 2022. The increase is primarily due to an increase in deposits.

•Total assets: Total assets as of December 31, 2023 increased $847.7 million, or 11%, compared to the prior year, primarily reflecting growth in securities related to our Structured Certificates, growth in loans held for sale (HFS) related to our extended seasoning program and an increase in cash and cash equivalents due to the growth in deposits. This increase was partially offset by a decrease in loans retained as HFI.

•Total deposits: Total deposits as of December 31, 2023 increased $940.9 million, or 15%, compared to the same period in 2022, primarily due to an increase in customer certificates of deposit. Federal Deposit Insurance Corporation (FDIC)-insured deposits represented approximately 87% of total deposits as of December 31, 2023.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
•Total equity: Total equity as of December 31, 2023 increased $87.5 million, or 8%, compared to the same period in 2022, primarily reflecting an increase in Additional Paid-In Capital resulting from Stock-Based Compensation expense and net income generated over the period.

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

Financial Highlights

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As Of and For The Year Ended December 31,	2023	2022	2021
Non-interest income	$302,781	$712,391	$605,799
Net interest income	561,838	474,825	212,831
Total net revenue	864,619	1,187,216	818,630
Non-interest expense	566,437	766,853	661,386
Pre-provision net revenue (1)	298,182	420,363	157,244
Provision for credit losses	243,565	267,326	138,800
Income before income tax benefit (expense)	54,617	153,037	18,444
Income tax benefit (expense)	(15,678)	136,648	136
Net income	$38,939	$289,685	$18,580
Income tax benefit from release of tax valuation allowance	—	143,495	—
Net income excluding income tax benefit (1)(2)	$38,939	$146,190	$18,580

Basic EPS – common stockholders	$0.36	$2.80	$0.19
Diluted EPS – common stockholders	$0.36	$2.79	$0.18
Diluted EPS excluding income tax benefit (1)(2)	$0.36	$1.41	$0.18

LendingClub Corporation Performance Metrics:
Net interest margin	7.0%	8.2%	5.6%
Efficiency ratio (3)	65.5%	64.6%	80.8%
Return on average equity (ROE)	3.2%	28.4%	2.4%
Return on average total assets (ROA)	0.5%	4.7%	0.4%
Marketing as a % of loan originations	1.3%	1.5%	1.5%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	17.9%	15.8%	21.3%
Tier 1 leverage ratio	12.9%	14.1%	16.5%
Book value per common share	$11.34	$10.93	$8.41
Tangible book value per common share (1)	$10.54	$10.06	$7.46

Loan Originations (in millions) (4):
Marketplace loans	$5,253	$9,389	$8,099
Loan originations held for investment	2,184	3,731	2,282
Total loan originations	$7,437	$13,121	$10,381
Loan originations held for investment as a % of total loan originations	29%	28%	22%

Servicing Portfolio AUM (in millions) (5):
Total servicing portfolio	$14,122	$16,157	$12,463
Loans serviced for others	$9,336	$10,819	$10,124
(1)    Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information.
(2)    The year ended December 31, 2022 excludes an income tax benefit of $143.5 million due to the release of our deferred tax asset valuation allowance.
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As of December 31,	2023	2022
Balance Sheet Data:
Securities available for sale	$1,620,262	$345,702
Loans held for sale at fair value	$407,773	$110,400
Loans and leases held for investment at amortized cost, net, excluding PPP loans	$4,533,523	$4,638,331
PPP loans	$6,392	$66,971
Total loans and leases held for investment at amortized cost, net (1)	$4,539,915	$4,705,302
Loans held for investment at fair value	$262,190	$925,938
Total loans and leases held for investment	$4,802,105	$5,631,240
Total assets	$8,827,463	$7,979,747
Total deposits	$7,333,486	$6,392,553
Total liabilities	$7,575,641	$6,815,453
Total equity	$1,251,822	$1,164,294

Allowance Ratios (1):
ALLL to total loans and leases held for investment	6.4%	6.5%
ALLL to consumer loans and leases held for investment	7.2%	7.3%
ALLL to commercial loans and leases held for investment	1.8%	2.0%
Net charge-offs	$261,035	$83,216
Net charge-off ratio (2)	5.0%	2.1%
(1)    Excludes loans held for investment at fair value, which primarily consists of a loan portfolio that was acquired at the end of 2022.
(2)    Calculated as net charge-offs divided by average outstanding loans and leases HFI at amortized cost during the period, excluding PPP loans.

Results of Operations

This section of this Form 10-K generally discusses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. For discussion related to 2021 items and year-over-year comparisons between 2022 and 2021, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2022.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table sets forth the Income Statement data for each of the periods presented:

Year Ended December 31,	2023	2022	2021
Non-interest income:
Marketplace revenue	$291,484	$683,626	$578,580
Other non-interest income	11,297	28,765	27,219
Total non-interest income	302,781	712,391	605,799

Interest income:
Interest on loans held for sale	35,655	26,183	29,540
Interest and fees on loans and leases held for investment	616,735	465,450	188,977
Interest on loans held for investment at fair value	69,866	12,877	4,436
Interest on retail and certificate loans held for investment at fair value	4,222	18,135	57,684
Interest on securities available for sale	40,235	16,116	11,025
Other interest income	65,917	18,579	1,170
Total interest income	832,630	557,340	292,832

Interest expense:
Interest on deposits	265,556	60,451	7,228
Interest on retail notes and certificates	4,222	18,135	57,684
Other interest expense	1,014	3,929	15,089
Total interest expense	270,792	82,515	80,001

Net interest income	561,838	474,825	212,831

Total net revenue	864,619	1,187,216	818,630

Provision for credit losses	243,565	267,326	138,800

Non-interest expense:
Compensation and benefits	261,948	339,397	288,390
Marketing	93,840	197,747	156,142
Equipment and software	53,485	49,198	39,490
Depreciation and amortization	47,195	43,831	44,285
Professional services	35,173	50,516	47,572
Occupancy	17,532	21,977	24,249
Other non-interest expense	57,264	64,187	61,258
Total non-interest expense	566,437	766,853	661,386

Income before income tax benefit (expense)	54,617	153,037	18,444
Income tax benefit (expense)	(15,678)	136,648	136
Net income	$38,939	$289,685	$18,580

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

Year Ended December 31,	2023	2022	Change ($)	Change (%)
Origination fees	$279,146	$499,179	$(220,033)	(44)%
Servicing fees	98,613	80,609	18,004	22%
Gain on sales of loans	47,839	95,335	(47,496)	(50)%
Net fair value adjustments	(134,114)	8,503	(142,617)	N/M
Total marketplace revenue	$291,484	$683,626	$(392,142)	(57)%

Year Ended December 31,	2022	2021	Change ($)	Change (%)
Origination fees	$499,179	$416,839	$82,340	20%
Servicing fees	80,609	87,639	(7,030)	(8)%
Gain on sales of loans	95,335	70,116	25,219	36%
Net fair value adjustments	8,503	3,986	4,517	113%
Total marketplace revenue	$683,626	$578,580	$105,046	18%

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

The following table presents loan origination volume during each of the periods set forth below:

Year Ended December 31,	2023	2022	2021	2023 vs. 2022 Change (%)	2022 vs. 2021 Change (%)
Marketplace loans	$5,252,668	$9,389,445	$8,099,109	(44)%	16%
Loan originations held for investment	2,184,095	3,731,057	2,282,206	(41)%	63%
Total loan originations (1)	$7,436,763	$13,120,502	$10,381,315	(43)%	26%
(1)    Includes unsecured personal loans and auto loans only.

Origination fees were $279.1 million and $499.2 million for the years ended December 31, 2023 and 2022, respectively, a decrease of 44%. The decrease was due to lower origination volume of marketplace loans. Loan origination volume of marketplace loans decreased to $5.3 billion for the year ended December 31, 2023 compared to $9.4 billion for the same period in 2022, a decrease of 44%, resulting from lower investor demand due to the rising interest rate environment.

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

As of December 31,	2023	2022	Change ($)	Change (%)
AUM (in millions):
Loans sold	$9,336	$10,819	$(1,483)	(14)%
Loans held by LendingClub Bank	4,767	5,263	(496)	(9)%
Retail notes and certificates	11	59	(48)	(81)%
Other loans invested in by the Company	8	16	(8)	(50)%
Total	$14,122	$16,157	$(2,035)	(13)%

As of December 31,	2022	2021	Change ($)	Change (%)
AUM (in millions):
Loans sold	$10,819	$10,124	$695	7%
Loans held by LendingClub Bank	5,263	2,026	3,237	160%
Retail notes and certificates	59	238	(179)	(75)%
Other loans invested in by the Company	16	75	(59)	(79)%
Total	$16,157	$12,463	$3,694	30%

In addition to the loans serviced on our marketplace platform, we serviced $133.2 million, $167.0 million and $214.0 million in outstanding principal balance of commercial loans sold as of December 31, 2023, 2022 and 2021, respectively.

Servicing fees were $98.6 million and $80.6 million for the years ended December 31, 2023 and 2022, respectively, an increase of 22%. This was primarily due to a one-time benefit related to recouping volume-based purchase incentives and an increase in the fair value of the servicing asset based on higher expected servicing fee revenue, partially offset by a decrease in loan balances serviced for others.

Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

Gain on sales of loans was $47.8 million and $95.3 million for the years ended December 31, 2023 and 2022, respectively, a decrease of 50%. The decrease was primarily due to a decrease in the volume of marketplace loans sold.

Net Fair Value Adjustments

We record fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

Net fair value adjustments were $(134.1) million and $8.5 million for the years ended December 31, 2023 and 2022, respectively, an increased loss of $142.6 million. The change to a loss from a gain was primarily due to lower loan sale prices.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Other Non-interest Income

Other non-interest income primarily consists of referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The tables below illustrate the composition of other non-interest income for each period presented:

Year Ended December 31,	2023	2022	Change ($)	Change (%)
Referral revenue	$4,574	$12,942	$(8,368)	(65)%
Other	6,723	15,823	(9,100)	(58)%
Other non-interest income	$11,297	$28,765	$(17,468)	(61)%

Year Ended December 31,	2022	2021	Change ($)	Change (%)
Referral revenue	$12,942	$14,234	$(1,292)	(9)%
Realized losses on sales of securities available for sale and other investments	—	(93)	93	N/M
Other	15,823	13,078	2,745	21%
Other non-interest income	$28,765	$27,219	$1,546	6%

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

	Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$1,293,047	$65,917	5.10%	$987,833	$18,579	1.88%	$754,920	$1,170	0.16%
Securities available for sale at fair value	652,047	40,235	6.17%	370,277	16,116	4.35%	288,545	11,025	3.82%
Loans held for sale at fair value	252,519	35,655	14.12%	162,760	26,183	16.09%	218,349	29,540	13.53%
Loans and leases held for investment at amortized cost:
Unsecured personal loans (2)	4,143,482	549,256	13.26%	2,967,410	410,222	13.82%	863,266	122,807	15.52%
Secured consumer loans	402,668	16,963	4.21%	301,023	11,093	3.69%	485,195	17,105	3.85%
Commercial loans and leases	722,419	48,307	6.69%	669,907	36,167	5.40%	617,483	30,731	5.43%
PPP loans	26,114	2,209	8.46%	138,575	7,968	5.75%	487,435	18,334	4.10%
Loans and leases held for investment at amortized cost	5,294,683	616,735	11.65%	4,076,915	465,450	11.42%	2,453,379	188,977	8.40%
Loans held for investment at fair value	538,577	69,866	12.97%	91,057	12,877	14.14%	34,938	4,436	12.70%
Total loans and leases held for investment	5,833,260	686,601	11.77%	4,167,972	478,327	11.48%	2,488,317	193,413	7.77%
Retail and certificate loans held for investment at fair value	28,927	4,222	14.60%	128,047	18,135	14.16%	406,406	57,684	14.19%
Total interest-earning assets	8,059,800	832,630	10.33%	5,816,889	557,340	9.58%	4,156,537	292,832	7.46%

Cash and due from banks and restricted cash	70,653			72,764			112,012
Allowance for loan and lease losses	(345,434)			(234,532)			(77,223)
Other non-interest earning assets	676,335			547,388			426,323
Total assets	$8,461,354			$6,202,509			$4,617,649

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	1,344,431	34,462	2.56%	$2,205,691	$16,464	0.75%	$2,071,640	$5,954	0.31%
Savings accounts and certificates of deposit	5,345,734	231,094	4.32%	2,123,037	43,987	2.07%	383,447	1,274	0.36%
Interest-bearing deposits (2)	6,690,165	265,556	3.97%	4,328,728	60,451	1.40%	2,455,087	7,228	0.32%
Retail notes and certificates	28,927	4,222	14.60%	128,047	18,135	14.16%	407,471	57,684	14.16%
Other interest-bearing liabilities	40,193	1,014	2.52%	188,146	3,929	2.09%	560,942	15,089	2.69%
Total interest-bearing liabilities	6,759,285	270,792	4.01%	4,644,921	82,515	1.78%	3,423,500	80,001	2.36%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	236,618			264,099			126,982
Other liabilities	261,401			274,209			289,163
Total liabilities	$7,257,304			$5,183,229			$3,839,645

Total equity	$1,204,050			$1,019,280			$778,004
Total liabilities and equity	$8,461,354			$6,202,509			$4,617,649

Interest rate spread			6.32%			7.80%			5.10%

Net interest income and net interest margin		$561,838	6.97%		$474,825	8.16%		$212,831	5.56%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    The average yield/rate for unsecured consumer loans decreased in 2023 compared to 2022 due to a shift in the mix toward higher credit quality loans, which generally have lower interest rates. The average yield/rate for interest-bearing deposits increased due to a higher federal funds rate and an increasing concentration of online deposits. We expect pressure on net interest margin to continue during 2024.

An analysis of the year-over-year changes in the categories of interest income and interest expense resulting from changes in volume and rate is as follows:

	2023 Compared to 2022			2022 Compared to 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume (1)	Average Rate (1)	Total	Average Volume (1)	Average Rate (1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$7,243	$40,095	$47,338	$470	$16,939	$17,409
Securities available for sale at fair value	15,571	8,548	24,119	3,414	1,677	5,091
Loans held for sale at fair value	12,994	(3,522)	9,472	(8,336)	4,979	(3,357)
Loans and leases held for investment at amortized cost	155,258	(3,973)	151,285	286,205	(9,732)	276,473
Loans held for investment at fair value	58,140	(1,151)	56,989	7,883	558	8,441
Retail and certificate loans held for investment at fair value	(14,452)	539	(13,913)	(39,422)	(127)	(39,549)
Total increase in interest income on interest-earning assets	$234,754	$40,536	$275,290	$250,214	$14,294	$264,508
Interest-bearing liabilities
Checking and money market accounts	$(8,592)	$26,590	$17,998	$472	$10,038	$10,510
Savings accounts and certificates of deposit	109,053	78,054	187,107	20,965	21,748	42,713
Interest-bearing deposits	100,461	104,644	205,105	21,437	31,786	53,223
Retail notes and certificates	(14,452)	539	(13,913)	(39,573)	24	(39,549)
Other interest-bearing liabilities	(3,598)	683	(2,915)	(11,798)	638	(11,160)
Total increase (decrease) in interest expense on interest-bearing liabilities	$82,411	$105,866	$188,277	$(29,934)	$32,448	$2,514

Increase (decrease) in net interest income	$152,343	$(65,330)	$87,013	$280,148	$(18,154)	$261,994
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

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations held for investment in each period, which is a key driver for credit loss expense:

Year Ended December 31,	2023	2022	2021
Credit loss expense for Radius loans at acquisition	$—	$—	$6,929
Credit loss expense for loans and leases held for investment	243,570	266,679	134,022
Credit loss expense for unfunded lending commitments	(5)	647	1,231
Total credit loss expense	243,565	267,326	142,182
Reversal of impairment on securities available for sale	—	—	(3,382)
Total provision for credit losses	$243,565	$267,326	$138,800

Loan originations held for investment	$2,184,095	$3,731,057	$2,282,206

The provision for credit losses was $243.6 million and $267.3 million for the year ended December 31, 2023 and 2022, respectively, a decrease of 9%. The decrease was primarily due to the lower volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses, partially offset by an increase in quantitative and qualitative allowance due to an increase in expected losses and a less favorable economic outlook.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The activity in the allowance for credit losses (ACL) was as follows:

Year Ended December 31,	2023	2022	2021
Allowance for loan and lease losses, beginning of period	$327,852	$144,389	$—
Credit loss expense for loans and leases held for investment	243,570	266,679	140,951
Initial allowance for purchased credit deteriorated (PCD) loans acquired during the period	—	—	12,440
Charge-offs	(281,107)	(87,473)	(10,452)
Recoveries	20,072	4,257	1,450
Allowance for loan and lease losses, end of period (1)	$310,387	$327,852	$144,389

Reserve for unfunded lending commitments, beginning of period	$1,878	$1,231	$—
Credit loss expense for unfunded lending commitments	(5)	647	1,231
Reserve for unfunded lending commitments, end of period (2)	$1,873	$1,878	$1,231
(1)    Comprised of $355.8 million, $340.4 million and $145.2 million in allowance for future estimated net charge-offs on existing portfolio balances, net of a negative allowance of $45.4 million, $12.5 million and $0.8 million for expected recoveries of amounts previously charged-off as of December 31, 2023, 2022 and 2021, respectively.
(2)    Relates to $78.1 million, $138.0 million and $110.8 million of unfunded commitments as of December 31, 2023, 2022 and 2021, respectively.

Year Ended December 31,	2023	2022	2021
Ratio of allowance for loan and lease losses to total loans and leases held for investment at amortized cost	6.4%	6.5%	5.0%

Average loans and leases held for investment at amortized cost, excluding PPP loans	$5,268,569	$3,938,340	$1,965,944
Net charge-off ratio (1)	5.0%	2.1%	0.5%
(1)    Calculated as net charge-offs divided by average outstanding loans and leases held for investment during the period, excluding PPP loans.

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are charged-off no later than 120 days past due. The following table presents nonaccrual loans and leases (1):

	December 31, 2023	December 31, 2022
Total nonaccrual loans and leases held for investment at amortized cost	$44,382	$34,827
Ratio of total nonaccrual loans and leases held for investment to total loans and leases held for investment	0.9%	0.7%
(1)    Excluding PPP loans, there were no loans that were 90 days or more past due and accruing as of both December 31, 2023 and 2022.

For additional information on the ACL and nonaccrual loans and leases, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” and “Note 6. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance For Loan and Lease Losses.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Non-interest Expense

Non-interest expense primarily consists of (i) compensation and benefits, which include salaries and wages, benefits and stock-based compensation expense, (ii) marketing, which includes costs attributable to borrower and deposit customer acquisition efforts and building general brand awareness, (iii) equipment and software, (iv) depreciation and amortization, (v) professional services, which primarily consist of consulting fees and (vi) occupancy, which includes rent expense and all other costs related to occupying our office spaces.

Year Ended December 31,	2023	2022	Change ($)	Change (%)
Non-interest expense:
Compensation and benefits	$261,948	$339,397	$(77,449)	(23)%
Marketing	93,840	197,747	(103,907)	(53)%
Equipment and software	53,485	49,198	4,287	9%
Depreciation and amortization	47,195	43,831	3,364	8%
Professional services	35,173	50,516	(15,343)	(30)%
Occupancy	17,532	21,977	(4,445)	(20)%
Other non-interest expense	57,264	64,187	(6,923)	(11)%
Total non-interest expense	$566,437	$766,853	$(200,416)	(26)%

Year Ended December 31,	2022	2021	Change ($)	Change (%)
Non-interest expense:
Compensation and benefits	$339,397	$288,390	$51,007	18%
Marketing	197,747	156,142	41,605	27%
Equipment and software	49,198	39,490	9,708	25%
Depreciation and amortization	43,831	44,285	(454)	(1)%
Professional services	50,516	47,572	2,944	6%
Occupancy	21,977	24,249	(2,272)	(9)%
Other non-interest expense	64,187	61,258	2,929	5%
Total non-interest expense	$766,853	$661,386	$105,467	16%

Compensation and benefits expense decreased $77.4 million, or 23%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in headcount as a result of the workforce reduction plans we implemented in January and October of 2023.

Marketing expense decreased $103.9 million, or 53%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume.

Equipment and software expense increased $4.3 million, or 9%, for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase in subscription costs and hosting fees, partially offset by a decrease in support and maintenance expense.

Depreciation and amortization expense increased $3.4 million, or 8%, for the year ended December 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase in the amortization of internally-developed software and purchased software.

Professional services expense decreased $15.3 million, or 30%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in consulting fees.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Occupancy expense decreased $4.4 million, or 20%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in rent expense.

Other non-interest expense decreased $6.9 million, or 11%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in consumer credit services.

Income Taxes

For the year ended December 31, 2023, we recorded an income tax expense of $15.7 million. The effective tax rate differs from the statutory rate due to the impact of state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation and stock-based compensation, and the change in unrecognized tax benefits. For the year ended December 31, 2022, we recorded an income tax benefit of $136.6 million primarily due to the release of a $175.6 million valuation allowance against our deferred tax assets, of which $143.5 million was primarily based on our reassessment of the future realizability of our deferred tax assets. For the year ended December 31, 2021, we recorded an income tax benefit of $136 thousand primarily related to a tax benefit associated with the Acquisition, partially offset by income tax expense for state jurisdictions that limit net operating loss carryforward utilization.

In 2022, we evaluated both positive and negative evidence when assessing the recoverability of our net deferred tax assets. Several factors were considered, which primarily included our business model transition and the resulting increase in profitability and the expectation of continued profitability. These factors resulted in the release of the majority of our valuation allowance against our deferred tax assets in 2022.

As of December 31, 2023, we maintained a valuation allowance of $46.1 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on the allocation of taxable income constraints to the Parent and not related to the earnings of the Company. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

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

Financial information for the segments is presented in the following table:

	LendingClub Bank			LendingClub Corporation (Parent only)			Intercompany Eliminations			Consolidated Total
	Year Ended December 31,		Eleven Months Ended December 31,	Year Ended December 31,			Year Ended December 31,		Eleven Months Ended December 31,	Year Ended December 31,
	2023	2022	2021 (1)	2023	2022	2021	2023	2022	2021 (1)	2023	2022	2021
Non-interest income:
Marketplace revenue	$206,381	$610,536	$462,821	$41,817	$48,231	$115,759	$43,286	$24,859	$—	$291,484	$683,626	$578,580
Other non-interest income	74,684	85,208	94,953	9,503	15,628	16,718	(72,890)	(72,071)	(84,452)	11,297	28,765	27,219
Total non-interest income	281,065	695,744	557,774	51,320	63,859	132,477	(29,604)	(47,212)	(84,452)	302,781	712,391	605,799

Interest income:
Interest income	818,206	526,471	210,739	14,424	30,869	82,093	—	—	—	832,630	557,340	292,832
Interest expense	(266,218)	(60,954)	(8,412)	(4,574)	(21,561)	(71,589)	—	—	—	(270,792)	(82,515)	(80,001)
Net interest income	551,988	465,517	202,327	9,850	9,308	10,504	—	—	—	561,838	474,825	212,831

Total net revenue	833,053	1,161,261	760,101	61,170	73,167	142,981	(29,604)	(47,212)	(84,452)	864,619	1,187,216	818,630

(Provision for) reversal of credit losses	(243,565)	(267,326)	(142,182)	—	—	3,382	—	—	—	(243,565)	(267,326)	(138,800)
Non-interest expense	(537,026)	(724,304)	(547,799)	(59,015)	(89,761)	(198,039)	29,604	47,212	84,452	(566,437)	(766,853)	(661,386)
Income (Loss) before income tax benefit (expense)	52,462	169,631	70,120	2,155	(16,594)	(51,676)	—	—	—	54,617	153,037	18,444
Income tax benefit (expense)	(17,881)	(42,354)	9,171	2,203	125,954	44,013	—	53,048	(53,048)	(15,678)	136,648	136
Net income (loss)	$34,581	$127,277	$79,291	$4,358	$109,360	$(7,663)	$—	$53,048	$(53,048)	$38,939	$289,685	$18,580
Capital expenditures	$59,509	$69,481	$32,602	$—	$—	$1,811	$—	$—	$—	$59,509	$69,481	$34,413
Depreciation and amortization	$30,216	$16,489	$4,569	$16,979	$27,342	$39,716	$—	$—	$—	$47,195	$43,831	$44,285
(1)    Because the LendingClub Bank reportable segment was formed upon the Acquisition on February 1, 2021, the associated results are presented for the eleven month period ended December 31, 2021.

An analysis of the Company’s results of operations and material trends for the year ended December 31, 2023 compared to the year ended December 31, 2022 is provided on a consolidated basis in “Results of Operations.”

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

The following tables provide a reconciliation of Pre-Provision Net Revenue to the nearest GAAP measure:

For the year ended December 31,	2023	2022	2021
GAAP Net income	$38,939	$289,685	$18,580
Less: Provision for credit losses	(243,565)	(267,326)	(138,800)
Less: Income tax benefit (expense)	(15,678)	136,648	136
Pre-provision net revenue	$298,182	$420,363	$157,244

For the year ended December 31,	2023	2022	2021
Non-interest income	$302,781	$712,391	$605,799
Net interest income	561,838	474,825	212,831
Total net revenue	864,619	1,187,216	818,630
Non-interest expense	(566,437)	(766,853)	(661,386)
Pre-provision net revenue	298,182	420,363	157,244
Provision for credit losses	(243,565)	(267,326)	(138,800)
Income before income tax benefit (expense)	54,617	153,037	18,444
Income tax benefit (expense)	(15,678)	136,648	136
GAAP Net income	$38,939	$289,685	$18,580

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of Net Income Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit to the nearest GAAP measures:

As of and For The Year Ended December 31,		2023	2022	2021
GAAP Net income		$38,939	$289,685	$18,580
Income tax benefit from release of tax valuation allowance		—	143,495	—
Net income excluding income tax benefit		$38,939	$146,190	$18,580

GAAP Diluted EPS – common stockholders		$0.36	$2.79	$0.18

(A)	Income tax benefit from release of tax valuation allowance	N/A	$143,495	N/A
(B)	Weighted-average common shares – Diluted	N/A	104,001,288	N/A
(A/B)	Diluted EPS impact of income tax benefit	N/A	$1.38	N/A

Diluted EPS excluding income tax benefit		$0.36	$1.41	$0.18
N/A – Not applicable

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of December 31,	2023	2022	2021
GAAP common equity	$1,251,822	$1,164,294	$850,242
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Intangible assets	(12,135)	(16,334)	(21,181)
Tangible common equity	$1,163,970	$1,072,243	$753,344

Book value per common share
GAAP common equity	$1,251,822	$1,164,294	$850,242
Common shares issued and outstanding	110,410,602	106,546,995	101,043,924
Book value per common share	$11.34	$10.93	$8.41

Tangible book value per common share
Tangible common equity	$1,163,970	$1,072,243	$753,344
Common shares issued and outstanding	110,410,602	106,546,995	101,043,924
Tangible book value per common share	$10.54	$10.06	$7.46

Supervision and Regulatory Environment

We are subject to periodic exams, investigations, inquiries or requests, enforcement actions and other proceedings from federal and state regulatory and/or law enforcement agencies, including the federal banking regulators that directly regulate the Company and/or LC Bank. Further, we are subject to claims, individual and class action lawsuits, and lawsuits alleging regulatory violations. The number and/or significance of these exams, investigations, inquiries, requests, proceedings, claims and lawsuits have been increasing since the Acquisition in part because our products and services increased in scope and in part because we became a bank holding company operating a national bank. Although historically the Company has generally resolved these matters in a manner that was not materially adverse to its financial results or business operations, no assurance can be given as to the timing, outcome or consequences of any of these matters in the future.

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

If we are found to not have complied with applicable laws, regulations or requirements, we could: (i) lose one or more of our licenses or authorizations, or be required to obtain a new license or authorization, (ii) become subject to a consent order or administrative enforcement action, (iii) face lawsuits (including class action lawsuits), sanctions, penalties, or other monetary losses due to judgments, orders, or settlements, (iv) be in breach of certain contracts, which may void or cancel such contracts, (v) decide or be compelled to modify or suspend certain of our business practices and/or (vi) be unable to execute on certain Company initiatives, which may have an adverse effect on our ability to operate and/or evolve our lending marketplace and other products and/or services; any of which may harm our business or financial results.

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

The formation of LC Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III). As a Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital requirements under the Basel III capital framework are: a Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a Capital Conservation Buffer (CCB) of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the Basel III capital framework. In this regard, and unless otherwise directed by the FRB and the OCC, the Company and LC Bank made commitments (until February 2024) to maintain a CET1 risk-based capital ratio of 11.0%, a Tier 1 risk-based capital ratio above 11.0%, a total risk-based capital ratio above 13.0%, and a Tier 1 leverage ratio of 11.0%. On February 2, 2024, the Operating Agreement with the OCC expired and LC Bank and the Company are no longer subject to these ratio commitments. See “Part I – Item 1. Business – Regulation and Supervision – Capital and Liquidity Requirements and Prompt Corrective Action” of this Annual Report for additional information regarding regulatory capital requirements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table summarizes the Company’s and LC Bank’s regulatory capital amounts (in millions) and ratios:

	December 31, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,090.2	17.9%	$1,005.8	15.8%	7.0%
Tier 1 capital	$1,090.2	17.9%	$1,005.8	15.8%	8.5%
Total capital	$1,169.2	19.2%	$1,088.1	17.1%	10.5%
Tier 1 leverage	$1,090.2	12.9%	$1,005.8	14.1%	4.0%
Risk-weighted assets	$6,104.5	N/A	$6,360.7	N/A	N/A
Quarterly adjusted average assets	$8,476.1	N/A	$7,119.0	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$949.4	15.8%	$852.2	13.8%	7.0%
Tier 1 capital	$949.4	15.8%	$852.2	13.8%	8.5%
Total capital	$1,027.4	17.1%	$932.4	15.1%	10.5%
Tier 1 leverage	$949.4	11.4%	$852.2	12.5%	4.0%
Risk-weighted assets	$6,022.2	N/A	$6,194.0	N/A	N/A
Quarterly adjusted average assets	$8,337.4	N/A	$6,795.2	N/A	N/A
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,230,206	$1,020,874
Securities available for sale (1)	$370,466	$329,287
Deposits	$7,426,445	$6,420,827

Available borrowing capacity:
FHLB of Des Moines borrowing capacity (2)	$661,337	$414,528
FRB Discount Window borrowing capacity (3)	$2,816,501	$191,021
Total available borrowing capacity	$3,477,838	$605,549
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

Net capital expenditures were $59.5 million, or 7% of total net revenue and $69.5 million, or 6% of total net revenue, for the years ended December 31, 2023 and 2022, respectively. Capital expenditures in 2024 are expected to be approximately $50 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform, including regulatory compliance costs.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $110.3 million and $56.5 million in cash and cash equivalents as of December 31, 2023 and 2022, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

Loans HFI at LC Bank are funded primarily through our deposit base. The majority of loans HFI are fixed-rate instruments over the term of the loans. As a result, the primary component of interest rate risk on our financial instruments at LC Bank arises from the impact of fluctuations in loan and deposit rates on our net interest income. Therefore, we use a sensitivity analysis to assess the impact of hypothetical changes in interest rates on our net interest income results. The outcome of the analysis is influenced by a variety of assumptions, including the maturity profile and prepayment level of our unsecured consumer loans and expected consumer responses to changes in rates paid on non-maturity deposit products. Our assumptions are periodically calibrated to observed data and/or expected outcomes. We actively monitor the level of exposure to movements in interest rates and have entered into interest rate swaps, which qualify for hedge accounting treatment, to manage such risk. See “Item 8. Financial Statements and Supplementary Data – Note 9. Derivative Instruments and Hedging Activities” for additional information.

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	December 31, 2023	December 31, 2022
Instantaneous Change in Interest Rates:
+ 200 basis points	(4.8)%	(6.9)%
+ 100 basis points	(2.2)%	(3.3)%
- 100 basis points	0.0%	1.9%
- 200 basis points	(0.4)%	3.5%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, investment purchases, and cash and cash equivalents as well as by the impact of our hedging activity. During hypothetical declining interest rate environments net interest income is projected to remain relatively flat. The decrease in sensitivity as of December 31, 2023 relative to the prior year is primarily due to the composition of our loans and deposits, and recent hedging activity. Furthermore, during fluctuating interest rate environments, the increased sensitivity of repricing interest-bearing deposits is more impactful than that of repricing fixed rate loans.

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

Maturities

The following table presents the maturities of loans and leases held for investment at amortized cost and at fair value as of December 31, 2023:

	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	December 31, 2023
Unsecured personal	$221,032	$3,578,646	$189,342	$3,989,020
Residential mortgages	2,833	5,453	174,764	183,050
Secured consumer	455	172,231	77,353	250,039
Total consumer loans held for investment	224,320	3,756,330	441,459	4,422,109
Equipment finance	7,674	81,939	21,379	110,992
Commercial real estate	23,949	93,242	263,131	380,322
Commercial and industrial	5,798	30,321	162,950	199,069
Total commercial loans and leases held for investment	37,421	205,502	447,460	690,383
Total loans and leases held for investment	$261,741	$3,961,832	$888,919	$5,112,492
Loans and leases due after one year at fixed interest rates	$—	$3,898,311	$442,870	$4,341,181
Loans and leases due after one year at variable interest rates	$—	$63,521	$446,049	$509,570

For the contractual maturities and weighted-average yields on the Company’s AFS securities portfolio, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Securities Available for Sale.”

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
Contingencies

For a comprehensive discussion of contingencies as of December 31, 2023, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20. Commitments and Contingencies.”

Critical Accounting Estimates

Our significant accounting policies are described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies.” We consider certain of these policies to be critical accounting policies as they require significant management judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results. These judgments, estimates and assumptions are inherently subjective and actual results may materially differ from these estimates and assumptions.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

1) Allowance for loan and lease losses – Consumer Loans – Refer to “Note 6. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” to the consolidated financial statements

Critical Audit Matter Description

The allowance for loan and lease losses (ALLL) on consumer loans represents the Company’s estimate of expected lifetime credit losses over the contractual life of the loan portfolio. The majority of the ALLL relates to the unsecured personal loans class of financing receivables within the consumer loan portfolio. The determination of the ALLL is based on the Company’s periodic evaluation of performance of the consumer loan portfolio considering a number of underlying factors, including key assumptions and quantitative and qualitative information. The estimate of expected future loan losses is determined using statistical models and management’s judgement.

The quantitative component of the ALLL is primarily based on statistical models using a discounted cash flow approach and known and estimated data based on current probability and timing of defaults, loss rate and recovery exposure at default, timing and amount of estimated prepayments, and relevant risk characteristics to estimate the shortfall in contractual cash flows for each loan pool over the remaining life of the loans.

Qualitative adjustments to the modeled estimate of expected credit losses are also considered to address certain identified elements that are not directly captured by the statistical model. The qualitative allowance is primarily based on a macroeconomic unemployment forecast provided by an external third-party economist, and also incorporates management’s judgement. In addition, the qualitative allowance includes adjustments in circumstances where the statistical model output is inconsistent with management’s expectations related to economic conditions and expected credit losses.

Given the size of the unsecured personal loan portfolio and the subjective nature of estimating the ALLL, including management’s expectations related to macroeconomic conditions and expected losses, auditing the ALLL involved a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the models and assumptions used by management to estimate the allowance for loan losses relating to the unsecured personal loan portfolio, included the following, among others:

◦We tested the effectiveness of the controls over the (i) selection of the statistical model methodology, (ii) development, execution, and monitoring of the statistical models, (iii) accuracy and completeness of the significant data inputs, (iv) determination of the qualitative adjustment, and (v) overall calculation and disclosure of the ALLL.
◦We evaluated the reasonableness of aggregation and segmentation of the current loan data and historical loan data established by the Company and its appropriateness in supporting the Company’s estimate.
◦We assessed the reasonableness of qualitative adjustments as considered by the Company based on loan portfolio, market conditions and significant assumptions including macroeconomic overlays, in the context of applicable financial reporting framework.
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
February 16, 2024

We have served as the Company’s auditor since 2013.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31,	2023	2022
Assets
Cash and due from banks	$14,993	$23,125
Interest-bearing deposits in banks	1,237,511	1,033,905
Total cash and cash equivalents	1,252,504	1,057,030
Restricted cash (1)	41,644	67,454
Securities available for sale at fair value ($1,663,990 and $399,668 at amortized cost, respectively)	1,620,262	345,702
Loans held for sale at fair value	407,773	110,400
Loans and leases held for investment	4,850,302	5,033,154
Allowance for loan and lease losses	(310,387)	(327,852)
Loans and leases held for investment, net	4,539,915	4,705,302
Loans held for investment at fair value (1)	262,190	925,938
Retail and certificate loans held for investment at fair value (1)	10,488	55,425
Property, equipment and software, net	161,517	136,473
Goodwill	75,717	75,717
Other assets (1)	455,453	500,306
Total assets	$8,827,463	$7,979,747
Liabilities and Equity
Deposits:
Interest-bearing	$7,001,680	$6,158,560
Noninterest-bearing	331,806	233,993
Total deposits	7,333,486	6,392,553
Borrowings (1)	8,866	74,858
Retail notes and certificates at fair value (1)	10,488	55,425
Other liabilities (1)	222,801	292,617
Total liabilities	7,575,641	6,815,453
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 110,410,602 and 106,546,995 shares issued and outstanding, respectively	1,104	1,065
Additional paid-in capital	1,669,828	1,628,590
Accumulated deficit	(388,806)	(427,745)
Accumulated other comprehensive loss	(30,304)	(37,616)
Total equity	1,251,822	1,164,294
Total liabilities and equity	$8,827,463	$7,979,747
(1)     Includes amounts in consolidated variable interest entities (VIEs). See “Notes to Consolidated Financial Statements – Note 7. Securitizations and Variable Interest Entities.”

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2023	2022	2021
Non-interest income:
Marketplace revenue	$291,484	$683,626	$578,580
Other non-interest income	11,297	28,765	27,219
Total non-interest income	302,781	712,391	605,799

Interest income:
Interest on loans held for sale	35,655	26,183	29,540
Interest and fees on loans and leases held for investment	616,735	465,450	188,977
Interest on loans held for investment at fair value	69,866	12,877	4,436
Interest on retail and certificate loans held for investment at fair value	4,222	18,135	57,684
Interest on securities available for sale	40,235	16,116	11,025
Other interest income	65,917	18,579	1,170
Total interest income	832,630	557,340	292,832

Interest expense:
Interest on deposits	265,556	60,451	7,228
Interest on retail notes and certificates at fair value	4,222	18,135	57,684
Other interest expense	1,014	3,929	15,089
Total interest expense	270,792	82,515	80,001

Net interest income	561,838	474,825	212,831

Total net revenue	864,619	1,187,216	818,630

Provision for credit losses	243,565	267,326	138,800

Non-interest expense:
Compensation and benefits	261,948	339,397	288,390
Marketing	93,840	197,747	156,142
Equipment and software	53,485	49,198	39,490
Depreciation and amortization	47,195	43,831	44,285
Professional services	35,173	50,516	47,572
Occupancy	17,532	21,977	24,249
Other non-interest expense	57,264	64,187	61,258
Total non-interest expense	566,437	766,853	661,386

Income before income tax benefit (expense)	54,617	153,037	18,444
Income tax benefit (expense)	(15,678)	136,648	136
Net income	$38,939	$289,685	$18,580

LENDINGCLUB CORPORATION
Consolidated Statements of Income (Continued)
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2023	2022	2021
Earnings per share: (1)
Net income	$38,939	$289,685	$18,580
Basic EPS – common stockholders	$0.36	$2.80	$0.19
Diluted EPS – common stockholders	$0.36	$2.79	$0.18
Weighted-average common shares – Basic	108,466,179	103,547,305	97,486,754
Weighted-average common shares – Diluted	108,468,857	104,001,288	102,147,353

Basic EPS – preferred stockholders	$0.00	$0.00	$0.19
Diluted EPS – preferred stockholders	$0.00	$0.00	$0.00
Weighted-average common shares, as converted – Basic	—	—	653,118
Weighted-average common shares, as converted – Diluted	—	—	—
(1)    See “Notes to Consolidated Financial Statements – Note 4. Earnings Per Share” for additional information.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income
(In Thousands)

Year Ended December 31,	2023	2022	2021
Net income	$38,939	$289,685	$18,580
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale	10,238	(61,326)	5,562
Other comprehensive income (loss), before tax	10,238	(61,326)	5,562
Income tax effect	(2,926)	16,664	—
Other comprehensive income (loss), net of tax	7,312	(44,662)	5,562
Total comprehensive income	$46,251	$245,023	$24,142
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock (1)		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	43,000	$—	88,149,510	$881	$1,457,816	—	$—	$1,484	$(736,010)	$724,171
Stock-based compensation	—	—	—	—	69,762	—	—	—	—	69,762
Net issuances under equity incentive plans	—	—	4,833,300	48	(9,343)	4,251	(92)	—	—	(9,387)
Net issuances of stock related to acquisition (2)	—	—	3,761,114	38	41,424	—	—	—	—	41,462
Exchange of preferred stock for common stock	(43,000)	—	4,300,000	43	(43)	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	(4,251)	92	—	—	92
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	5,562	—	5,562
Net income	—	—	—	—	—	—	—	—	18,580	18,580
Balance at December 31, 2021	—	$—	101,043,924	$1,010	$1,559,616	—	$—	$7,046	$(717,430)	$850,242
Stock-based compensation	—	—	—	—	73,717	—	—	—	—	73,717
Net issuances under equity incentive plans	—	—	5,503,071	55	(4,645)	7,751	(98)	—	—	(4,688)
Retirement of treasury stock	—	—	—	—	(98)	(7,751)	98	—	—	—
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	—	(44,662)	—	(44,662)
Net income	—	—	—	—	—	—	—	—	289,685	289,685
Balance at December 31, 2022	—	$—	106,546,995	$1,065	$1,628,590	—	$—	$(37,616)	$(427,745)	$1,164,294
Stock-based compensation	—	—	—	—	61,619	—	—	—	—	61,619
Net issuances under equity incentive plans	—	—	3,863,607	39	(20,381)	—	—	—	—	(20,342)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	—	7,312	—	7,312
Net income	—	—	—	—	—	—	—	—	38,939	38,939
Balance at December 31, 2023	—	$—	110,410,602	$1,104	$1,669,828	—	$—	$(30,304)	$(388,806)	$1,251,822
(1)    Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.
(2)    Stock issued as part of the consideration paid related to the Acquisition. See “Notes to Consolidated Financial Statements – Note 2. Business Acquisition.”

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

Year Ended December 31,	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$38,939	$289,685	$18,580
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net fair value adjustments	134,114	(8,503)	(3,986)
Change in fair value of loan servicing assets	62,581	73,229	54,108
Gain on sales of loans	(47,839)	(95,335)	(70,116)
Provision for credit losses	243,565	267,326	138,800
Accretion of loan deferred fees and costs	(90,723)	(86,138)	(41,319)
Stock-based compensation, net	52,389	66,362	66,759
Depreciation and amortization	47,195	43,831	44,285
Income tax benefit from release of tax valuation allowance	—	(143,495)	—
Other, net	(8,932)	(1,828)	11,263
Net change to loans held for sale	(1,535,037)	8,032	4,856
Net change in operating assets and liabilities:
Other assets	54,894	(16,762)	(9,733)
Other liabilities	(87,746)	(20,836)	26,372
Net cash (used for) provided by operating activities	(1,136,600)	375,568	239,869
Cash Flows from Investing Activities:
Acquisition of company	—	—	(145,344)
Cash received from acquisition	—	—	668,236
Net change in loans and leases	497,276	(2,771,293)	(1,517,132)
Net decrease in retail and certificate loans	47,545	171,853	437,870
Purchases of securities available for sale	(61,648)	(222,534)	(100,474)
Proceeds from sales of securities available for sale	—	—	106,192
Proceeds from maturities and paydowns of securities available for sale	97,709	86,078	143,402
Purchases of property, equipment and software, net	(59,509)	(69,481)	(34,413)
Other investing activities	(4,676)	(4,423)	(12,747)
Net cash provided by (used for) investing activities	516,697	(2,809,800)	(454,410)
Cash Flows from Financing Activities:
Net change in deposits	921,393	3,256,501	1,126,659
Principal payments on borrowings	(64,448)	(270,083)	(329,690)
Principal payments on retail notes and certificates	(47,545)	(182,260)	(438,032)
Other financing activities	(19,833)	(9,028)	(9,295)
Net cash provided by financing activities	789,567	2,795,130	349,642

Net Increase in Cash, Cash Equivalents and Restricted Cash	169,664	360,898	135,101
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,124,484	763,586	628,485
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,294,148	$1,124,484	$763,586

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

Year Ended December 31,	2023	2022	2021
Supplemental Cash Flow Information:
Cash paid for interest	$258,626	$79,732	$77,334
Cash paid for taxes	$6,631	$14,462	$4,799
Cash paid for operating leases included in the measurement of lease liabilities	$12,797	$15,540	$20,546
Non-cash investing activity:
Loans and leases held for investment transferred to loans held for sale	$—	$—	$402,960
Net securities retained from Structured Program transactions	$1,299,313	$—	$—
Non-cash investing and financing activity:
Net issuances of stock related to acquisition	$—	$—	$41,462
Non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$—	$36,072	$—

The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,252,504	$1,057,030
Restricted cash	41,644	67,454
Total cash, cash equivalents and restricted cash	$1,294,148	$1,124,484

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

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents have original maturities of three months or less and include cash on hand, cash items in transit, and amounts due from or held with other depository institutions, primarily with the Board of Governors of the Federal Reserve System (FRB).

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

Securities

Debt securities purchased and asset-backed securities retained from the sale of loans are classified as available for sale (AFS) securities. AFS securities represent investment securities with readily determinable fair values that the Company: (i) does not hold for trading purposes and (ii) does not have the positive intent and ability to hold to maturity. AFS securities are measured at fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income (loss)” within the equity section of the Balance Sheet. The amount reported in “Accumulated other comprehensive income (loss)” is net of any valuation allowance and applicable income taxes.

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

Individually Assessed Loans

Loans that do not share similar risk characteristics with other financial assets, including collateral-dependent loans, are individually assessed for purposes of measuring expected credit losses using the DCF approach.

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

Purchased Credit Deteriorated Assets

PCD assets are acquired financial assets (or groups of financial assets with similar risk characteristics) that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. The Company considers indicators such as loan rating, FICO score, days past due status, nonaccrual status, charge-off status, bankruptcy, modifications or risk rating to determine whether an acquired asset meets the definition of PCD.

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

For derivative instruments that qualify as hedges, the Company designates the hedging instrument based on the exposure being hedged. The Company’s existing hedging instruments are designated as fair value hedges under the portfolio layer method, whereby changes in the fair value of the hedging instrument are substantially offset by changes in the fair value of the hedged item, both of which are recognized in “Interest and fees on loans held for investment” on the Income Statement. Interest payments made and/or received related to these derivative instruments are presented within the “Operating activities” section on the Statements of Cash Flows.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities in “Other liabilities” on the Balance Sheet. Associated legal expense is recorded in “Other non-interest expense” on the Income Statement. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company will also disclose a range of exposure to incremental loss when such amounts can be estimated and are reasonably possible to occur in future periods. In estimating the Company’s exposure to loss contingencies, if an amount within the estimated range of loss is the best estimate, that amount will be accrued. However, if there is no amount within the estimated range of loss that is the best estimate, the Company will accrue the minimum amount within the range, and disclose the amount up to the high end of the range as an exposure to incremental loss, if such amount is considered reasonably possible. Such estimates are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability and records an adjustment to its estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. The determination of an expected contingent liability and associated litigation expense requires the Company to make assumptions related to the outcome of these matters. Due to the inherent uncertainties of loss contingencies, the Company’s estimates may be different than the actual outcomes. Legal fees, including legal fees associated with loss contingencies, are recognized as incurred and included in “Professional services” expense on the Income Statement.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to uncertain tax positions in “Income tax benefit (expense)” on the Income Statement.

Earnings Per Share

Basic earnings per share (Basic EPS) attributable to common stockholders is computed by dividing net income attributable to LendingClub by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (Diluted EPS) is computed by dividing net income attributable to LendingClub by the weighted-average number of common shares outstanding during the period, adjusted for the effects of dilutive issuances of shares of common stock, which predominantly include incremental shares issued for outstanding RSUs, PBRSUs, and stock options. PBRSUs are included in dilutive shares to the extent the pre-established performance targets have been or are estimated to be satisfied as of the reporting date. The dilutive potential common shares are computed using the treasury stock method. The effects of outstanding RSUs, PBRSUs, and stock options are excluded from the computation of Diluted EPS in periods in which the effect would be antidilutive. For periods with more than one class of common shares, the Company computes Basic and Diluted EPS using the two-class method, which is an allocation of net income among the holders of each class of common shares.

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

Transfers of financial assets that do not qualify for sale accounting would be reported as secured borrowings. Accordingly, the related assets would remain on the Company’s Balance Sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with related interest expense recognized over the life of the related assets.

Adoption of New Accounting Standards

The Company adopted the following new accounting standards during the year ended December 31, 2023:

The FASB issued Accounting Standards Update (ASU) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors that have adopted the Current Expected Credit Losses (CECL) model and adds a requirement to disclose current period gross charge-offs by year of origination. The Company adopted ASU 2022-02 as of January 1, 2023 on a prospective basis. The ASU updates the requirements related to accounting for credit losses under Accounting Standards Codification 326, including removing anticipatory TDRs and requiring the use of the post-modified effective interest rate when a discounted cash flow method is used in the CECL calculation. The ASU updates disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

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

New Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
disclosures about significant segment expenses. The new standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments of this standard should be applied retrospectively, with early adoption permitted. The Company is evaluating the impact of this ASU but does not expect it to be material.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves income tax disclosure requirements, primarily through enhanced disclosures surrounding rate reconciliation and income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024. The amendments of this standard should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is evaluating the impact of this ASU but does not expect it to be material.

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

The table below presents certain unaudited pro forma financial information for illustrative purposes only, for the year ended December 31, 2021, as if the Acquisition took place on the first day of the preceding year. The pro forma information combines the historical results of Radius with the Company’s, adjusting for the estimated impact of certain fair value adjustments for the respective periods. The pro forma information does not reflect changes to the provision for credit losses resulting from recording loan assets as fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

Year Ended December 31,	2021
Total net revenue	$825,701
Net income	$11,644

For the year ended December 31, 2021, total net revenue of $73.6 million from the Acquisition is included on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
3. Marketplace Revenue

Marketplace revenue consists of (i) origination fees, (ii) servicing fees, (iii) gain on sales of loans and (iv) net fair value adjustments, as described below.

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

Gain on Sales of Loans: In connection with loan sales the Company recognizes a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing. Additionally, the Company recognizes transaction costs, if any, as a loss on sale of loans.

Net Fair Value Adjustments: The Company records fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

The following table presents components of marketplace revenue for the periods presented:

Year Ended December 31,	2023	2022	2021
Origination fees	$279,146	$499,179	$416,839
Servicing fees	98,613	80,609	87,639
Gain on sales of loans	47,839	95,335	70,116
Net fair value adjustments	(134,114)	8,503	3,986
Total marketplace revenue	$291,484	$683,626	$578,580

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
4. Earnings Per Share

The following table details the computation of the Company’s Basic and Diluted EPS of common stock and Series A Preferred Stock:

Year Ended December 31,	2023	2022	2021
	Common Stock	Common Stock	Common Stock	Preferred Stock (1)
Basic EPS:
Net income attributable to stockholders	$38,939	$289,685	$18,456	$124
Weighted-average common shares – Basic	108,466,179	103,547,305	97,486,754	653,118
Basic EPS	$0.36	$2.80	$0.19	$0.19

Diluted EPS:
Net income attributable to stockholders	$38,939	$289,685	$18,580	$—
Weighted-average common shares – Diluted	108,468,857	104,001,288	102,147,353	—
Diluted EPS	$0.36	$2.79	$0.18	$0.00
(1)    Presented on an as-converted basis.

In March 2020, the Company issued 195,628 shares of mandatorily convertible, non-voting, Series A Preferred Stock, par value of $0.01 per share. The Series A Preferred Stock was considered a separate class of common shares for purposes of calculating EPS because it participated in earnings similar to common stock and did not receive any significant preferences over common stock. As a result of the preferred stock outstanding during the first quarter of 2021, Basic and Diluted EPS were computed using the two-class method, which is a net income allocation that determines EPS for each class of common stock according to dividends declared and participation rights in undistributed income (loss). The remaining preferred stock was sold during the first quarter of 2021 and, therefore, there were no shares of preferred stock outstanding as of March 31, 2021.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
5. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of AFS securities were as follows:

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions	$1,165,513	$10,932	$(42)	$1,176,403
U.S. agency residential mortgage-backed securities	261,885	208	(37,497)	224,596
U.S. agency securities	93,452	—	(13,348)	80,104
Other asset-backed securities related to Structured Program transactions (1)	70,662	2,731	—	73,393
Mortgage-backed securities	42,511	—	(5,435)	37,076
Other asset-backed securities	26,710	25	(634)	26,101
Municipal securities	3,257	—	(668)	2,589
Total securities available for sale (2)	$1,663,990	$13,896	$(57,624)	$1,620,262

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency residential mortgage-backed securities	$255,675	$—	$(41,248)	$214,427
U.S. agency securities	90,447	—	(16,053)	74,394
Mortgage-backed securities	26,988	—	(4,470)	22,518
Asset-backed securities related to Structured Program transactions	8,322	9,395	—	17,717
Other asset-backed securities	14,959	29	(785)	14,203
Municipal securities	3,277	—	(834)	2,443
Total securities available for sale (2)	$399,668	$9,424	$(63,390)	$345,702
(1)    As of December 31, 2023, $70.1 million of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    As of December 31, 2023 and 2022, includes $359.5 million and $319.0 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
A summary of AFS securities with unrealized losses for which a credit valuation allowance has not been recorded, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$38,359	$(42)	$—	$—	$38,359	$(42)
U.S. agency residential mortgage-backed securities	6,497	(149)	201,426	(37,348)	207,923	(37,497)
U.S. agency securities	—	—	80,104	(13,348)	80,104	(13,348)
Mortgage-backed securities	13,973	(740)	23,103	(4,695)	37,076	(5,435)
Other asset-backed securities	12,911	(50)	8,538	(584)	21,449	(634)
Municipal securities	—	—	2,589	(668)	2,589	(668)
Total securities with unrealized losses	$71,740	$(981)	$315,760	$(56,643)	$387,500	$(57,624)

	Less than 12 months		12 months or longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$111,843	$(15,831)	$102,584	$(25,417)	$214,427	$(41,248)
U.S. agency securities	50,352	(7,213)	24,042	(8,840)	74,394	(16,053)
Mortgage-backed securities	2,441	(229)	20,077	(4,241)	22,518	(4,470)
Other asset-backed securities	4,086	(73)	6,945	(712)	11,031	(785)
Municipal securities	—	—	2,443	(834)	2,443	(834)
Total securities with unrealized losses	$168,722	$(23,346)	$156,091	$(40,044)	$324,813	$(63,390)

At December 31, 2023, the majority of the Company’s AFS investment portfolio was comprised of senior asset-backed securities related to Structured Program transactions and U.S. agency-backed securities. Management considers U.S. agency-backed securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at December 31, 2023, were rated investment grade. Substantially all of these unrealized losses in the AFS investment portfolio were caused by interest rate increases. The Company does not intend to sell the investment portfolio, and it is not more likely than not that it will be required to sell any investment before recovery of its amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Note 1. Summary of Significant Accounting Policies.”

There was no activity in the allowance for AFS securities during 2023 and 2022. The following table presents the activity in the credit valuation allowance for AFS securities, by major security type, during 2021:

Credit Valuation Allowance	Asset-backed securities related to Structured Program transactions
Beginning balance as of December 31, 2020	$(18,736)
Reversal of credit loss expense	3,382
Reversal of allowance arising from PCD financial assets	15,354
Ending balance as of December 31, 2021	$—

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The contractual maturities of AFS securities were as follows:

December 31, 2023	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	$1,165,513	$1,176,403
Other asset-backed securities related to Structured Program transactions	70,662	73,393
U.S. agency securities	9,000	8,746
Mortgage-backed securities	1,760	1,596
Other asset-backed securities	421	423
Municipal securities	154	139
U.S. agency residential mortgage-backed securities	3	3
Total due after 1 year through 5 years	1,247,513	1,260,703	7.57%
Due after 5 years through 10 years:
U.S. agency securities	18,848	17,545
Other asset-backed securities	14,873	14,842
U.S. agency residential mortgage-backed securities	4,869	4,623
Mortgage-backed securities	2,024	1,713
Municipal securities	466	410
Total due after 5 years through 10 years	41,080	39,133	2.36%
Due after 10 years:
U.S. agency residential mortgage-backed securities	257,013	219,970
U.S. agency securities	65,604	53,813
Mortgage-backed securities	38,727	33,767
Other asset-backed securities	11,416	10,836
Municipal securities	2,637	2,040
Total due after 10 years	375,397	320,426	2.91%
Total securities available for sale	$1,663,990	$1,620,262	5.10%
(1)    The weighted-average yield is computed using the average quarter end amortized cost during the year ended December 31, 2023.

There were no sales of AFS securities during 2023 and 2022. Proceeds and gross realized gains and losses from AFS securities during 2021 were as follows:

Year Ended December 31,	2021
Proceeds	$106,192
Gross realized gains	$708
Gross realized losses	$(952)

6. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases HFI at amortized cost. Other HFI and all HFS loans are recorded at fair value with the Company’s election of the fair value option. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $32.2 million and $27.9 million as of December 31, 2023 and 2022, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	December 31, 2023	December 31, 2022
Unsecured personal	$3,726,830	$3,866,373
Residential mortgages	183,050	199,601
Secured consumer	250,039	194,634
Total consumer loans held for investment	4,159,919	4,260,608
Equipment finance (1)	110,992	160,319
Commercial real estate	380,322	373,501
Commercial and industrial (2)	199,069	238,726
Total commercial loans and leases held for investment	690,383	772,546
Total loans and leases held for investment	4,850,302	5,033,154
Allowance for loan and lease losses (3)	(310,387)	(327,852)
Loans and leases held for investment, net (4)	$4,539,915	$4,705,302
(1)    Comprised of sales-type leases for equipment. See “Note 19. Leases” for additional information.
(2)    Includes $6.4 million and $67.0 million of pledged loans under the Paycheck Protection Program (PPP), as of December 31, 2023 and 2022, respectively.
(3)    Comprised of $355.8 million and $340.4 million in allowance for future estimated net charge-offs on existing portfolio balances, net of a negative allowance of $45.4 million and $12.5 million for expected recoveries of amounts previously charged-off as of December 31, 2023 and 2022, respectively.
(4)    As of December 31, 2023 and 2022, the Company had $3.5 billion and $283.6 million in loans pledged as collateral under the FRB Discount Window, respectively. In addition, as of December 31, 2023 and 2022, the Company had $479.0 million and $156.2 million in loans pledged to the FHLB of Des Moines, respectively.

December 31, 2023	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$4,159,919	$298,061	$3,861,858	7.2%
Total commercial loans and leases held for investment	690,383	12,326	678,057	1.8%
Total loans and leases held for investment	$4,850,302	$310,387	$4,539,915	6.4%

December 31, 2022	Gross	ALLL	Net	Allowance Ratios (1)
Total consumer loans held for investment	$4,260,608	$312,489	$3,948,119	7.3%
Total commercial loans and leases held for investment	772,546	15,363	757,183	2.0%
Total loans and leases held for investment	5,033,154	$327,852	$4,705,302	6.5%
(1)    Calculated as the ratio of ALLL to loans and leases HFI at amortized cost.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The activity in the ACL by portfolio segment was as follows:

Year Ended December 31,	2023			2022			2021
	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$312,489	$15,363	$327,852	$128,812	$15,577	$144,389	$—	$—	$—
Credit loss expense for loans and leases held for investment (1)	244,518	(948)	243,570	265,359	1,320	266,679	136,789	4,162	140,951
Initial allowance for PCD loans acquired during the period	—	—	—	—	—	—	603	11,837	12,440
Charge-offs (2)	(278,105)	(3,002)	(281,107)	(85,247)	(2,226)	(87,473)	(8,789)	(1,663)	(10,452)
Recoveries	19,159	913	20,072	3,565	692	4,257	209	1,241	1,450
Allowance for loan and lease losses, end of period	$298,061	$12,326	$310,387	$312,489	$15,363	$327,852	$128,812	$15,577	$144,389

Reserve for unfunded lending commitments, beginning of period	$18	$1,860	$1,878	$—	$1,231	$1,231	$—	$—	$—
Credit loss expense for unfunded lending commitments	(18)	13	(5)	18	629	647	—	1,231	1,231
Reserve for unfunded lending commitments, end of period (3)	$—	$1,873	$1,873	$18	$1,860	$1,878	$—	$1,231	$1,231
(1)    For the year ended December 31, 2021, includes $6.9 million of credit loss expense for acquired loans.
(2)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(3)    Relates to $78.1 million, $138.0 million and $110.8 million of unfunded commitments as of December 31, 2023, 2022 and 2021, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents charge-offs by origination year for the year ended December 31, 2023:

	Gross Charge-Offs by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Unsecured personal	$23,340	$157,502	$94,147	$—	$—	$—	$274,989
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	202	2,233	681	—	—	—	3,116
Total consumer loans held for investment	23,542	159,735	94,828	—	—	—	278,105
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Commercial and industrial	—	—	1,369	82	318	1,233	3,002
Total commercial loans and leases held for investment	—	—	1,369	82	318	1,233	3,002

Total loans and leases held for investment	$23,542	$159,735	$96,197	$82	$318	$1,233	$281,107

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

December 31, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Unsecured personal
Current	$1,498,737	$1,688,512	$438,296	$—	$—	$—	$3,625,545
30-59 days past due	9,034	17,017	6,665	—	—	—	32,716
60-89 days past due	7,767	15,538	6,251	—	—	—	29,556
90 or more days past due	6,924	16,564	6,644	—	—	—	30,132
Total unsecured personal (1)	1,522,462	1,737,631	457,856	—	—	—	3,717,949
Residential mortgages
Current	53	48,473	54,855	29,960	18,917	29,041	181,299
30-59 days past due	—	—	—	—	1,331	420	1,751
60-89 days past due	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	—	—
Total residential mortgages	53	48,473	54,855	29,960	20,248	29,461	183,050
Secured consumer
Current	125,618	97,084	21,949	—	2,460	—	247,111
30-59 days past due	364	1,295	417	—	—	—	2,076
60-89 days past due	94	373	168	—	—	—	635
90 or more days past due	—	153	64	—	—	—	217
Total secured consumer	126,076	98,905	22,598	—	2,460	—	250,039
Total consumer loans held for investment	$1,648,591	$1,885,009	$535,309	$29,960	$22,708	$29,461	$4,151,038
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of December 31, 2023, the basis adjustment totaled $8.9 million and represents a reduction to the amortized cost of the hedged loans. See “Note 9. Derivative Instruments and Hedging Activities” for additional information.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

December 31, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$2,945	$33,430	$26,311	$7,754	$9,411	$6,288	$86,139	$—
Special mention	—	15,235	1,962	5,873	1,335	—	24,405	—
Substandard	—	—	—	448	—	—	448	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	2,945	48,665	28,273	14,075	10,746	6,288	110,992	—
Commercial real estate
Pass	49,067	94,247	34,535	43,058	52,160	78,062	351,129	33,423
Special mention	—	—	—	—	—	13,706	13,706	—
Substandard	—	3,598	7,716	—	—	2,139	13,453	9,425
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,515	—	—	519	2,034	1,471
Total commercial real estate	49,067	97,845	43,766	43,058	52,160	94,426	380,322	44,319
Commercial and industrial
Pass	40,636	60,352	39,304	9,525	10,282	11,626	171,725	104,928
Special mention	—	10,881	1,532	729	137	444	13,723	9,384
Substandard	—	2,304	5,426	673	1,045	1,434	10,882	6,908
Doubtful	—	649	—	548	—	286	1,483	1,214
Loss	—	—	—	—	—	1,256	1,256	1,229
Total commercial and industrial	40,636	74,186	46,262	11,475	11,464	15,046	199,069	123,663
Total commercial loans and leases held for investment	$92,648	$220,696	$118,301	$68,608	$74,370	$115,760	$690,383	$167,982
(1)    Represents loan balances guaranteed by the Small Business Association (SBA).

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2022	Term Loans and Leases by Origination Year
	2022	2021	2020	2019	2018	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$59,227	$38,218	$25,014	$15,785	$11,880	$3,444	$153,568	$—
Special mention	—	2,094	—	3,759	—	—	5,853	—
Substandard	—	—	859	—	39	—	898	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	59,227	40,312	25,873	19,544	11,919	3,444	160,319	—
Commercial real estate
Pass	100,602	53,445	47,497	52,834	35,992	60,976	351,346	40,693
Special mention	—	—	8,415	260	1,237	405	10,317	—
Substandard	—	—	—	643	2,404	8,215	11,262	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	576	576	—
Total commercial real estate	100,602	53,445	55,912	53,737	39,633	70,172	373,501	40,693
Commercial and industrial
Pass	61,076	99,264	24,726	13,866	5,174	10,831	214,937	141,858
Special mention	—	—	—	483	163	455	1,101	44
Substandard	—	9,361	4,529	3,623	797	2,820	21,130	5,716
Doubtful	—	—	—	—	—	286	286	216
Loss	—	—	—	—	1	1,271	1,272	1,229
Total commercial and industrial	61,076	108,625	29,255	17,972	6,135	15,663	238,726	149,063
Total commercial loans and leases held for investment	$220,905	$202,382	$111,040	$91,253	$57,687	$89,279	$772,546	$189,756
(1)    Represents loan balances guaranteed by the SBA.

The following tables present an analysis of the past due loans and leases HFI at amortized cost within the commercial portfolio segment:

December 31, 2023	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due
Equipment finance	$1,265	$—	$—	$1,265
Commercial real estate	—	3,566	1,618	5,184
Commercial and industrial (1)	12,261	1,632	1,515	15,408
Total commercial loans and leases held for investment	$13,526	$5,198	$3,133	$21,857

December 31, 2022	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due
Equipment finance	$3,172	$—	$859	$4,031
Commercial real estate	—	102	—	102
Commercial and industrial (1)	—	—	1,643	1,643
Total commercial loans and leases held for investment	$3,172	$102	$2,502	$5,776
(1)    Past due PPP loans are excluded from the tables.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Loan Modifications

The Company has the following programs to modify loans for borrowers experiencing financial difficulty. The table below presents the amortized cost of loans that were modified during the year ended December 31, 2023, by modification type and delinquency status:

	Combination – Interest Payment Reduction and Term Extension	Debt Settlement
Unsecured personal
Current	$7,741	$70
30-59 days	348	85
60-89 days	172	669
90 or more days	265	6,526
Total loan modifications	$8,526	$7,350

Percentage of total unsecured personal loans at amortized cost as of end of period	0.2%	0.2%
The Company’s Combination modifications primarily provide borrowers with a short-term reduction in monthly payments, resulting in a term extension of approximately six months or greater compared to the original maturity date of the loan. In addition, the Company’s Debt Settlement modifications, which include engaging with third-party debt settlement companies, reduce the principal and interest amounts owed by borrowers. The Company typically charges-off such Debt Settlement loans within a few months following the modification, as payments under the modified agreement are less than the original contractual amounts.

In the event of a borrower defaulting at 120 days past due, the modified loan is charged-off at the time of default. The total amount of charge-offs subsequent to modification related to Combination and Debt Settlement modifications was $0.5 million and $53.1 million, respectively, during the year ended December 31, 2023.

Nonaccrual Assets

Nonaccrual loans and leases are those for which accrual of interest has been suspended. Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual, and are charged-off no later than 120 days past due.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents nonaccrual loans and leases:

Year Ended December 31,	2023		2022
	Nonaccrual(1)	Nonaccrual with no related ACL(2)	Nonaccrual(1)	Nonaccrual with no related ACL(2)
Unsecured personal	$30,132	$—	$16,255	$—
Residential mortgages	312	312	331	331
Secured consumer	217	—	188	—
Total nonaccrual consumer loans held for investment	30,661	312	16,774	331

Equipment finance	—	—	898	39
Commercial real estate	9,663	2,187	1,018	1,018
Commercial and industrial	4,058	1,590	16,137	1,229
Total nonaccrual commercial loans and leases held for investment (3)	13,721	3,777	18,053	2,286

Total nonaccrual loans and leases held for investment	$44,382	$4,089	$34,827	$2,617
(1)    Excluding PPP loans, there were no loans and leases that were 90 days or more past due and accruing as of both December 31, 2023 and 2022.
(2)    Subset of total nonaccrual loans and leases.
(3)    Includes $10.4 million and $4.9 million in loan balances guaranteed by the SBA as of December 31, 2023 and 2022, respectively.

Year Ended December 31,	2023		2022
	Nonaccrual	Nonaccrual Ratios(1)	Nonaccrual	Nonaccrual Ratios(1)
Total nonaccrual consumer loans held for investment	$30,661	0.7%	$16,774	0.4%
Total nonaccrual commercial loans and leases held for investment	13,721	2.0%	18,053	2.3%
Total nonaccrual loans and leases held for investment	$44,382	0.9%	$34,827	0.7%
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

VIE Assets and Liabilities

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with consolidated and unconsolidated VIEs. The Company’s transactions with VIEs include Structured Program transactions. The Company also has various forms of involvement with VIEs, including servicing loans and holding senior asset-backed securities or subordinated interests in the VIEs. Additionally, the carrying amount of assets and liabilities in the tables below exclude intercompany balances that were eliminated in consolidation.

	December 31, 2023			December 31, 2022
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Assets
Restricted cash	$3,454	$—	$3,454	$8,048	$—	$8,048
Securities available for sale at fair value	—	1,249,796	1,249,796	—	17,717	17,717
Loans held for investment at fair value	550	—	550	3,994	—	3,994
Retail and certificate loans held for investment at fair value	420	—	420	1,946	—	1,946
Other assets	14	31,531	31,545	206	10,464	10,670
Total assets	$4,438	$1,281,327	$1,285,765	$14,194	$28,181	$42,375
Liabilities
Borrowings	$2,468	$—	$2,468	$8,085	$—	$8,085
Retail notes and certificates	420	—	420	1,946	—	1,946
Other liabilities	4	3,301	3,305	29	—	29
Total liabilities	2,892	3,301	6,193	10,060	—	10,060
Total net assets (maximum loss exposure)	$1,546	$1,278,026	$1,279,572	$4,134	$28,181	$32,315

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
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Unconsolidated VIEs

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

December 31,	2023	2022	2021
Fair value of consideration received:
Cash	$172,397	$5,320	$—
Asset-backed securities retained	1,299,313	2,180	—
Other assets (liabilities)	16,740	(3,794)	—
Total consideration	1,488,450	3,706	—
Deconsolidation of debt	—	36,072	—
Fair value of loans sold	(1,474,077)	(39,519)	—
Gain on sales of loans (1)	$14,373	$259	$—

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$5,475	$8,618	$23,586
Interest received on asset-backed securities retained	$22,786	$7,285	$9,136
(1)    Consists primarily of servicing assets recognized at the time of sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale. Prior period amounts have been reclassified to conform to the current period presentation.

Beginning in the second quarter of 2023, the Company resumed its Structured Program transactions with its newly launched Structured Certificates, where it retains the senior securities at a fixed rate, in addition to the amount required pursuant to the U.S. Risk Retention Rules, and sells the residual certificates. See “Note 5. Securities Available for Sale” for the securities retained in the Company’s investment portfolio related to such transactions.

There is no direct recourse to the Company’s assets, and holders of the securities can look only to those assets of the VIEs that issued their securities for payment. The residual certificates are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal loans.

As of December 31, 2023, the aggregate unpaid principal balance held by unconsolidated VIEs was $1.6 billion, of which $9.5 million was attributable to off-balance sheet loans that were 30 days or more past due. As of December 31, 2022, the aggregate unpaid principal balance held by unconsolidated VIEs was $433.5 million, of which $14.9 million was attributable to off-balance sheet loans that were 30 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
8. Fair Value Measurements

For a description of the fair value hierarchy and the Company’s fair value methodologies, see “Note 1. Summary of Significant Accounting Policies.” The Company records certain assets and liabilities at fair value as listed in the following tables.

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$407,773	$407,773
Loans held for investment at fair value	—	—	262,190	262,190
Retail and certificate loans held for investment at fair value	—	—	10,488	10,488
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	1,176,403	1,176,403
U.S. agency residential mortgage-backed securities	—	224,596	—	224,596
U.S. agency securities	—	80,104	—	80,104
Other asset-backed securities related to Structured Program transactions	—	—	73,393	73,393
Mortgage-backed securities	—	37,076	—	37,076
Other asset-backed securities	—	26,101	—	26,101
Municipal securities	—	2,589	—	2,589
Total securities available for sale	—	370,466	1,249,796	1,620,262
Servicing assets	—	—	77,680	77,680
Other assets	—	3,525	—	3,525
Total assets	$—	$373,991	$2,007,927	$2,381,918

Liabilities:
Borrowings	$—	$—	$2,468	$2,468
Retail notes and certificates	—	—	10,488	10,488
Other liabilities	—	12,072	7,655	19,727
Total liabilities	$—	$12,072	$20,611	$32,683

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2022	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$110,400	$110,400
Loans held for investment at fair value	—	—	925,938	925,938
Retail and certificate loans held for investment at fair value	—	—	55,425	55,425
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	214,427	—	214,427
U.S. agency securities	—	74,394	—	74,394
Mortgage-backed securities	—	22,518	—	22,518
Other asset-backed securities	—	14,203	—	14,203
Asset-backed securities related to Structured Program transactions	—	5,248	12,469	17,717
Municipal securities	—	2,443	—	2,443
Total securities available for sale	—	333,233	12,469	345,702
Servicing assets	—	—	84,308	84,308
Other assets	—	—	5,099	5,099
Total assets	$—	$333,233	$1,193,639	$1,526,872

Liabilities:
Borrowings	$—	$—	$8,085	$8,085
Retail notes and certificates	—	—	55,425	55,425
Other liabilities	—	—	8,583	8,583
Total liabilities	$—	$—	$72,093	$72,093

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a DCF model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2023 and 2022.

As of December 31, 2023, the Company updated the significant unobservable inputs used in the fair value measurement of its Level 3 assets from a cumulative credit loss rate and cumulative prepayment rate to an annualized net charge-off rate and annualized prepayment rate, respectively. The Company believes the updated inputs are more comparable to those used by other companies in the financial services industry. As such, the prior period comparative disclosures below have been conformed to the current period presentation.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following significant unobservable inputs were used in the fair value measurement of the Company’s Level 3 assets:
•Discount rate – The weighted-average rate at which the expected cash flows are discounted to arrive at the net present value of the loan. The discount rate is primarily determined based on marketplace investor return expectations.
•Annualized net charge-off rate – The annualized rate of average charge-offs, net of recoveries, expressed as a percentage of the average principal balance of loan pools with similar risk characteristics. The calculation of this annualized rate also incorporates a qualitative estimate of credit losses based on the Company’s current macroeconomic outlook.
•Annualized prepayment rate – The annualized rate of prepayments expressed as a percentage of the average principal balance of loan pools with similar risk characteristics.

An increase in each of the inputs above, in isolation, would result in a decrease in the fair value measurement.

The sensitivity calculations are hypothetical and should not be considered to be predictive of future performance. The effect on fair value of a variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Changes in one factor may lead to changes in other factors, which could impact the hypothetical results.

Loans Held for Sale at Fair Value

In the third quarter of 2023, the Company established an extended seasoning program for which it began accumulating loans into the HFS portfolio to meet investor demand for seasoned loans. As a result, the balance of the HFS portfolio increased significantly compared to the same period in the prior year.

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFS:

	December 31, 2023			December 31, 2022
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted-Average
Discount rate	8.1%	10.3%	9.0%	5.0%	12.6%	9.1%
Annualized net charge-off rate (1)	2.7%	12.9%	6.5%	1.9%	23.2%	11.6%
Annualized prepayment rate (1)	15.7%	22.5%	19.9%	18.5%	27.7%	22.9%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value Sensitivity

The sensitivity of loans HFS at fair value to adverse changes in key assumptions was as follows:

	December 31, 2023	December 31, 2022
Loans held for sale at fair value	$407,773	$110,400
Expected remaining weighted-average life (in years)	1.5	1.4
Discount rate:
100 basis point increase	$(5,093)	$(1,334)
200 basis point increase	$(10,051)	$(2,643)
Annualized net charge-off rate:
10% increase	$(5,102)	$(2,289)
20% increase	$(10,184)	$(4,505)
Annualized prepayment rate:
10% increase	$(851)	$(529)
20% increase	$(1,628)	$(1,008)

Fair Value Reconciliation

The following table presents loans HFS at fair value activity:

Balance at December 31, 2021	$142,370
Originations and purchases	9,045,701
Sales	(9,039,892)
Principal payments	(31,253)
Transfers	(11,907)
Fair value adjustments recorded in earnings	5,381
Balance at December 31, 2022	$110,400
Originations and purchases	4,942,457
Sales	(4,634,155)
Principal payments	(70,350)
Transfers	195,106
Fair value adjustments recorded in earnings	(135,685)
Balance at December 31, 2023	$407,773

The following table summarizes the aggregate fair value of the Company’s HFS loans, as well as the amount that was 90 days or more past due:

	December 31, 2023		December 31, 2022
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$431,955	$1,395	$114,920	$188
Cumulative fair value adjustments	(24,182)	(1,102)	(4,520)	(153)
Fair value of loans held for sale	$407,773	$293	$110,400	$35

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Loans Held for Investment at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFI held at fair value:

	December 31, 2023			December 31, 2022
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted-Average
Discount rate	8.4%	16.2%	12.8%	8.8%	17.1%	12.7%
Annualized net charge-off rate (1)	1.9%	5.9%	3.7%	1.6%	5.3%	3.2%
Annualized prepayment rate (1)	18.6%	27.7%	22.6%	19.5%	31.0%	24.0%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

Fair Value Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions was as follows:

	December 31, 2023	December 31, 2022
Loans held for investment at fair value	$262,190	$925,938
Expected remaining weighted-average life (in years)	0.9	0.9
Discount rate:
100 basis point increase	$(1,957)	$(7,471)
200 basis point increase	$(3,888)	$(14,830)
Annualized net charge-off rate:
10% increase	$(1,753)	$(5,574)
20% increase	$(3,595)	$(11,307)
Annualized prepayment rate:
10% increase	$(857)	$(4,311)
20% increase	$(1,675)	$(7,480)

Fair Value Reconciliation

The following table presents loans HFI at fair value activity:

Balance at December 31, 2021	$21,240
Purchases	954,086
Principal payments	(74,393)
Transfers	22,294
Interest income accretion and fair value adjustments recorded in earnings	2,711
Balance at December 31, 2022	$925,938
Purchases	4,243
Principal payments	(485,043)
Transfers	(195,106)
Interest income accretion and fair value adjustments recorded in earnings	12,158
Balance at December 31, 2023	$262,190

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The following table summarizes the aggregate fair value of the Company’s HFI loans held at fair value, as well as the amount that was 90 days or more past due:

	December 31, 2023		December 31, 2022
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$281,031	$3,774	$1,002,465	$6,345
Cumulative fair value adjustments	(18,841)	(3,037)	(76,527)	(5,158)
Fair value of loans held for investment	$262,190	$737	$925,938	$1,187

Retail and Certificate Loans and Related Notes and Certificates

The Company does not assume principal or interest rate risk on loans that were funded by its member payment-dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. At December 31, 2023 and 2022, the DCF methodology used to estimate the retail note and certificate’s fair values used the same projected net cash flows as their related loans. Therefore, the fair value adjustments for retail loans held for investment were largely offset by the corresponding fair value adjustments due to the payment-dependent design of the retail notes and certificates.

Asset-Backed Securities Related to Structured Program Transactions

Prior year comparative disclosures related to significant unobservable inputs, fair value sensitivities and fair value rollforwards for asset-backed securities related to Structured Program transactions are not presented below as the comparability between periods would not be meaningful given that the current period consists primarily of its newly launched Structured Certificates that the Company began entering into in the second quarter of 2023. See “Note 7. Securitizations and Variable Interest Entities” for more information.

Senior Asset-Backed Securities Related to Structured Program Transactions

As of December 31, 2023, the fair value of the senior asset-backed securities related to Structured Program transactions was $1.2 billion with an expected remaining weighted-average life of 1.5 years. Discount rate, which includes credit spreads, was the significant unobservable input used to measure the fair value of this Level 3 asset. The minimum, maximum and weighted-average discount rate assumptions were 7.0% as of December 31, 2023. A hypothetical 100 and 200 basis point increase in the discount rate would decrease the fair value by $18.0 million and $36.0 million, respectively.

The following table presents senior asset-backed securities related to Structured Program transactions activity:

December 31, 2023
Fair value at beginning of period	$—
Additions	1,225,796
Cash received	(60,283)
Change in unrealized gain	10,890
Fair value at end of period	$1,176,403

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	December 31, 2023
	Minimum	Maximum	Weighted- Average
Discount rate	8.1%	10.3%	9.0%
Annualized net charge-off rate (1)	4.9%	5.9%	5.5%
Annualized prepayment rate (1)	19.2%	21.0%	20.1%
(1)    The weighted-average rate is calculated using the original principal balance of each security.

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to changes in key assumptions was as follows:

December 31, 2023
Fair value of interests held	$73,393
Expected remaining weighted-average life (in years)	1.5
Discount rate
100 basis point increase	$(927)
200 basis point increase	$(1,836)
Annualized net charge-off rate
10% increase	$(882)
20% increase	$(1,771)
Annualized prepayment rate
10% increase	$(203)
20% increase	$(430)

Fair Value Reconciliation

The following table presents additional information about Level 3 other asset-backed securities related to Structured Program transactions measured at fair value:

December 31, 2023
Fair value at beginning of period	$12,469
Additions	73,516
Cash received	(12,634)
Change in unrealized gain	42
Fair value at end of period	$73,393

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	December 31, 2023			December 31, 2022
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted-Average
Discount rate	8.7%	17.3%	11.3%	7.5%	16.4%	10.1%
Annualized net charge-off rate (1)	1.9%	24.0%	8.7%	1.3%	23.7%	9.3%
Annualized prepayment rate (1)	15.6%	25.7%	20.3%	16.3%	30.9%	24.4%
Market servicing rate (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.
(2)     The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	December 31, 2023	December 31, 2022
Fair value of servicing assets	$77,680	$84,308
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(675)	$(726)
200 basis point increase	$(1,349)	$(1,451)
Annualized net charge-off rate:
10% increase	$(878)	$(1,037)
20% increase	$(1,756)	$(2,074)
Annualized prepayment rate:
10% increase	$(1,550)	$(1,994)
20% increase	$(3,100)	$(3,989)

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

	December 31, 2023	December 31, 2022
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Market servicing rate increase by 0.10%	$(8,719)	$(10,505)
Market servicing rate decrease by 0.10%	$8,719	$10,505

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair Value Reconciliation

The following table presents servicing assets measured at fair value activity:

Fair value at December 31, 2021	$67,726
Issuances (1)	93,352
Change in fair value, included in Marketplace Revenue	(73,229)
Other net changes	(3,541)
Fair value at December 31, 2022	$84,308
Issuances (1)	56,032
Change in fair value, included in Marketplace Revenue	(62,581)
Other net changes	(79)
Fair value at December 31, 2023	$77,680
(1)    Represents the servicing assets recorded when loans are sold. Included in “Gain on sales of loans” within “Marketplace revenue” on the Income Statement.

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets and liabilities that are not recorded at fair value on a recurring basis:

December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,539,915	$—	$—	$4,675,354	$4,675,354
Other assets	37,605	—	36,884	1,017	37,901
Total assets	$4,577,520	$—	$36,884	$4,676,371	$4,713,255

Liabilities:
Deposits (1)	$1,714,889	$—	$—	$1,714,203	$1,714,203
Borrowings	6,398	—	—	6,398	6,398
Other liabilities	59,015	—	36,823	22,192	59,015
Total liabilities	$1,780,302	$—	$36,823	$1,742,793	$1,779,616

December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,705,302	$—	$—	$4,941,825	$4,941,825
Other assets	36,646	—	35,300	1,397	36,697
Total assets	$4,741,948	$—	$35,300	$4,943,222	$4,978,522
Liabilities:
Deposits (1)	$860,808	$—	$—	$860,808	$860,808
Borrowings	66,773	—	2,619	64,154	66,773
Other liabilities	62,247	—	30,311	31,936	62,247
Total liabilities	$989,828	$—	$32,930	$956,898	$989,828
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

As of December 31, 2023, the total notional amount, or maximum dollar exposure, of the credit derivative liabilities was $7.3 million with a fair value of $6.4 million, which was based on the combined impact of both the quantitative and qualitative credit loss forecast. For the year ended December 31, 2023, the Company recognized a loss of $6.4 million in earnings.

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

The table below presents the notional and gross fair value amounts of the Company’s derivatives used for hedging as of December 31, 2023:

	Notional	Gross Derivative Liability Fair Value (1)
Derivatives used for hedging:
Interest rate swaps	$1,500,000	$(8,547)
(1)    Recorded in “Other liabilities” on the Balance Sheet.

The following table summarizes the gains (losses) recognized on the Company’s fair value hedges for year ended December 31, 2023:

Gains (losses) recognized on:
Hedged item	$8,881
Derivatives used for hedging	(8,547)
Interest settlement on derivative (1)	2,514
Total gains on fair value hedges (2)	$2,848
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest and fees on loans held for investment” on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents the cumulative basis adjustments for fair value hedges as of December 31, 2023:

Balance Sheet Line Item	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment to Hedged Item (2)
Loans and leases held for investment at amortized cost	$3,109,854	$8,881
(1)    Represents the amortized cost of the total closed portfolio of loans designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship. At December 31, 2023, the amortized cost of loans designated as the hedged item in the portfolio layer hedging relationship was $1.5 billion.
(2)    Included in the carrying amount of the closed portfolio of loans.

10. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2023	2022
Software (1)	$209,260	$174,360
Leasehold improvements	30,764	31,214
Computer equipment	21,654	27,410
Furniture and fixtures	5,845	6,088
Total property, equipment and software	267,523	239,072
Accumulated depreciation and amortization	(106,006)	(102,599)
Total property, equipment and software, net	$161,517	$136,473
(1)    Includes $66.9 million and $43.7 million of development in progress for internally-developed software and $4.6 million and $3.0 million of development in progress to customize purchased software as of December 31, 2023 and 2022, respectively.

Depreciation and amortization expense on property, equipment and software was $43.0 million, $39.0 million and $38.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

11. Goodwill and Intangible Assets

Goodwill

The Company’s Goodwill balance was $75.7 million as of both December 31, 2023 and 2022. The Company did not record any goodwill impairment expense during the years ended December 31, 2023, 2022 and 2021. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Note 1. Summary of Significant Accounting Policies.”

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

December 31,	2023	2022
Gross carrying value	$54,500	$54,500
Accumulated amortization	(42,365)	(38,166)
Net carrying value	$12,135	$16,334

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the years ended December 31, 2023, 2022 and 2021 was $4.2 million, $4.8 million and $5.2 million, respectively. There was no impairment loss for the years ended December 31, 2023, 2022 and 2021.

The expected future amortization expense for intangible assets as of December 31, 2023, is as follows:

2024	$3,549
2025	2,901
2026	2,252
2027	1,603
2028	945
Thereafter	885
Total	$12,135

12. Other Assets

Other assets consist of the following:

December 31,	2023	2022
Deferred tax assets, net (1)	$151,411	$173,687
Servicing assets (2)	78,401	85,654
Nonmarketable equity investments	42,891	38,320
Accrued interest receivable	35,793	30,901
Operating lease assets	26,611	63,872
Intangible assets, net (3)	12,135	16,334
Other	108,211	91,538
Total other assets	$455,453	$500,306
(1)     See “Note 18. Income Taxes” for additional detail.
(2)     Loans underlying servicing assets had a total outstanding principal balance of $9.5 billion and $11.0 billion as of December 31, 2023 and 2022, respectively.
(3)    See “Note 11. Goodwill and Intangible Assets” for additional detail.

13. Deposits

Deposits consist of the following:

December 31,	2023	2022
Interest-bearing deposits:
Savings and money market accounts	$4,349,239	$3,616,657
Certificates of deposit	1,714,889	860,808
Checking accounts	937,552	1,681,095
Total	$7,001,680	$6,158,560
Noninterest-bearing deposits	331,806	233,993
Total deposits	$7,333,486	$6,392,553

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Total certificates of deposit at December 31, 2023 are scheduled to mature as follows:

2024	$1,559,553
2025	142,515
2026	1,593
2027	9,226
2028	2,002
Total certificates of deposit	$1,714,889

The following table presents the amount of certificates of deposit with denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand, segregated by time remaining until maturity, as of December 31, 2023:

	Three months or less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
Certificates of deposit	$5,673	$8,139	$132,912	$3,403	$150,127

14. Borrowings

Short-term Borrowings

The Company entered into repurchase agreements pursuant to which the Company sold securities (subject to an obligation to repurchase such securities at a specified future date and price) in exchange for cash. There was no debt outstanding under the Company’s repurchase agreements at December 31, 2023. The aggregate debt outstanding under the Company’s repurchase agreements was $2.6 million at December 31, 2022.

In addition, the Company has available borrowing capacity with the FRB and FHLB of Des Moines totaling $3.5 billion and $605.5 million, with pledged collateral totaling $6.4 million and $754.0 million, at December 31, 2023 and 2022, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Long-term Debt

The following table summarizes the Company’s long-term debt, as of the dates indicated:

December 31,	2023	2022
Advances from PPPLF (1):
Aggregate debt outstanding (fixed interest rate of 0.35%)	$6,398	$64,154
Pledged collateral	$6,392	$66,971
Retail notes and certificates(2):
Aggregate debt outstanding	$10,488	$55,425
Payable on Structured Program borrowings (3):
Aggregate debt outstanding	$2,468	$8,085
Pledged collateral	$3,930	$9,708
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
(3)     Consists of certificate participations and securities of certain consolidated VIEs held by third-party investors and secured by “Loans held for investment at fair value” totaling $0.5 million and $4.0 million and "Restricted cash” of $3.4 million and $5.7 million as of December 31, 2023 and 2022, respectively.

15. Other Liabilities

Other liabilities consist of the following:

December 31,	2023	2022
Accounts payable and accrued expenses	$54,619	$98,173
Operating lease liabilities	37,869	77,291
Payable to investors (1)	36,823	30,311
Other	93,490	86,842
Total other liabilities	$222,801	$292,617
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
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) were as follows:

Year Ended December 31,	2023
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain on securities available for sale	$10,238	$(2,926)	$7,312
Other comprehensive income	$10,238	$(2,926)	$7,312

Year Ended December 31,	2022
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized loss on securities available for sale	$(61,326)	$16,664	$(44,662)
Other comprehensive loss	$(61,326)	$16,664	$(44,662)

Year Ended December 31,	2021
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain on securities available for sale	$5,562	$—	$5,562
Other comprehensive income	$5,562	$—	$5,562

Accumulated other comprehensive income (loss) balances were as follows:

Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$7,046
Net unrealized loss on securities available for sale	(44,662)
Balance at December 31, 2022	$(37,616)
Net unrealized gain on securities available for sale	7,312
Balance at December 31, 2023	$(30,304)

17. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including RSUs, PBRSUs, cash awards and stock options to employees, officers and directors.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance was as follows:

December 31,	2023	2022
Available for future RSU, PBRSU and stock option grants	22,732,012	17,473,925
Unvested RSUs, PBRSUs and stock options outstanding	9,338,246	11,676,962
Available for ESPP	7,484,043	6,302,187
Total reserved for future issuance	39,554,301	35,453,074

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

Year Ended December 31,	2023	2022	2021
RSUs and PBRSUs	$61,619	$74,334	$70,935
Stock options	—	46	599
Stock-based compensation expense, gross	61,619	74,380	71,534
Less: Capitalized stock-based compensation expense	9,230	8,018	4,383
Stock-based compensation expense, net	$52,389	$66,362	$67,151

Restricted Stock Units

The following table summarizes the activities for the Company’s RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	8,672,626	$12.94
Granted	7,138,085	$7.57
Vested	(5,575,341)	$11.44
Forfeited/expired	(3,235,539)	$11.28
Unvested at December 31, 2023	6,999,831	$9.42

During the year ended December 31, 2023, the Company granted 7,138,085 RSUs with an aggregate fair value of $54.0 million.

As of December 31, 2023, there was $59.4 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years, subject to any forfeitures.

Performance-based Restricted Stock Units

The Company’s outstanding PBRSU awards each have a market-based performance metric with a three-year performance period, following which any earned portion is immediately vested. For these PBRSU awards, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metrics) and expensed over the performance period.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes the activities for the Company’s PBRSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	1,754,898	$11.19
Granted	807,499	$7.15
Vested	(870,766)	$4.22
Forfeited/expired	(221,818)	$12.37
Unvested at December 31, 2023	1,469,813	$12.60

During the year ended December 31, 2023, the Company granted 807,499 PBRSUs with an aggregate fair value of $5.8 million.

As of December 31, 2023, there was $5.9 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.4 years, subject to any forfeitures.

Stock Options

The following table summarizes the activities for the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2022	1,249,451	$37.11
Exercised	(35,473)	$5.30
Forfeited/Expired	(345,376)	$35.57
Outstanding at December 31, 2023	868,602	$39.02	1.2	$15
Exercisable at December 31, 2023	868,602	$39.02	1.2	$15
(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $8.74 as reported on the New York Stock Exchange on December 29, 2023.

The aggregate intrinsic value of options exercised was $0.1 million, $1.7 million and $5.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of stock options vested for both the years ended December 31, 2022 and 2021 was $0.3 million. As of December 31, 2022, all stock options were fully vested and there was no unrecognized compensation cost remaining. In addition, there were no stock options granted during the years ended December 31, 2023, 2022 and 2021.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
18. Income Taxes

Income tax benefit (expense) consisted of the following:

Year Ended December 31,	2023	2022	2021
Current:
Federal	$(3,180)	$—	$—
State	5,060	(20,812)	(3,541)
Total current tax benefit (expense)	$1,880	$(20,812)	$(3,541)

Deferred:
Federal	$(11,427)	$121,520	$2,066
State	(6,131)	35,940	1,611
Total deferred benefit (expense)	$(17,558)	$157,460	$3,677
Income tax benefit (expense)	$(15,678)	$136,648	$136

Income tax expense for the year ended December 31, 2023 was $15.7 million. The effective tax rate differs from the statutory rate due to the impact of state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation and stock-based compensation, and the change in unrecognized tax benefits. Income tax benefit for the year ended December 31, 2022 was $136.6 million, primarily due to the release of a $175.6 million valuation allowance against the Company’s deferred tax assets, of which $143.5 million was primarily based on the Company’s reassessment of the future realizability of its deferred tax assets. Income tax benefit for the year ended December 31, 2021 was $136 thousand, primarily related to a tax benefit associated with the Acquisition, partially offset by income tax expense for state jurisdictions that limit net operating loss carryforward utilization.

The table below presents a reconciliation of the income tax benefit (expense) at the statutory federal income tax rate to the income tax benefit (expense) at the effective income tax rate:

Year Ended December 31,	2023	2022	2021
Statutory federal tax expense	$(11,470)	$(32,140)	$(3,873)
State tax, net of federal tax benefit	(903)	11,951	(1,524)
Stock-based compensation tax benefit (expense)	(4,392)	271	11,839
Research and development tax credits	4,600	10,907	4,354
Change in valuation allowance	—	154,081	(7,867)
Change in unrecognized tax benefit	(1,380)	(3,438)	(2,177)
Non-deductible expenses	(2,351)	(4,737)	(742)
Other	218	(247)	126
Income tax benefit (expense)	$(15,678)	$136,648	$136

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The significant components of the Company’s net deferred tax asset were as follows:

December 31,	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$60,432	$64,288
Allowance for loan and lease losses	84,119	89,718
Stock-based compensation	7,399	10,121
Unrealized loss on AFS securities	12,484	17,214
Deferred compensation	6,574	12,690
Reserves and accruals	12,651	13,474
Operating lease liabilities	10,185	20,999
Goodwill	10,203	12,267
Tax credit carryforwards	27,924	26,913
Other	3,926	4,249
Gross deferred tax assets	235,897	271,933
Valuation allowance	(46,108)	(47,721)
Total deferred tax assets	$189,789	$224,212

Deferred tax liabilities:
Internally developed software	$(9,934)	$(11,687)
Servicing assets	(2,171)	(2,634)
Operating lease assets	(7,157)	(17,353)
Leases	(13,121)	(15,694)
Other	(5,995)	(3,157)
Total deferred tax liabilities	$(38,378)	$(50,525)
Deferred tax assets, net	$151,411	$173,687

In 2022, the Company evaluated both positive and negative evidence when assessing the recoverability of its net deferred tax assets. Several factors were considered, which primarily included the Company’s business model transition and resulting increase in profitability and the expectation of continued profitability. These factors resulted in the release of the majority of the Company’s valuation allowance against its deferred tax assets during 2022. As of December 31, 2023, the Company maintained a valuation allowance of $46.1 million solely related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards.

As of December 31, 2023, the Company had federal and state NOLs (prior to the application of statutory tax rates) of approximately $88.8 million and $534.5 million, respectively. Federal and state NOLs of approximately $88.8 million and $28.9 million, respectively, carry forward indefinitely while the remaining state NOLs primarily start expiring in 2030. The carryforwards, net of the valuation allowance for certain states, are expected to be fully utilized prior to expiration. Additionally, as of December 31, 2023, the Company had federal and state research and development credit carryforwards of $31.8 million and $24.9 million, respectively. The federal research credit carryforwards will expire beginning in 2036 and the state research credits may be carried forward indefinitely.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
A reconciliation of the beginning and ending balance of total unrecognized tax benefits was as follows:

Year Ended December 31,	2023	2022	2021
Beginning balance	$27,850	$22,512	$17,626
Gross increase for tax positions related to prior years	(161)	2,488	1,272
Gross increase for tax positions related to the current year	2,373	2,850	3,614
Ending balance	$30,062	$27,850	$22,512

As of December 31, 2023, $19.5 million of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The Company had approximately $0.4 million and $0.2 million accrued for the payment of interest and penalties related to unrecognized tax benefits as of December 31, 2023 and 2022, respectively. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2023, the Company’s federal tax returns for 2019 and earlier, and state tax returns for 2018 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

19. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the years ended December 31, 2023, 2022 and 2021, interest earned on Equipment Finance was $8.9 million, $10.2 million and $10.8 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

December 31,	2023	2022
Lease receivables	$92,546	$137,969
Unguaranteed residual asset values	28,913	39,262
Unearned income	(11,072)	(17,786)
Deferred fees	605	874
Total	$110,992	$160,319

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Future minimum lease payments based on maturity of the Company’s lessor arrangements as of December 31, 2023 were as follows:

2024	$38,583
2025	27,289
2026	16,411
2027	7,845
2028	4,053
Thereafter	1,545
Total lease payments	$95,726
Discount effect	(3,180)
Present value of future minimum lease payments	$92,546

Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of December 31, 2023, the lease agreements have remaining lease terms ranging from approximately two years to five years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. As of December 31, 2023, the Company pledged $0.4 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	December 31, 2023	December 31, 2022
Operating lease assets	Other assets	$26,611	$63,872
Operating lease liabilities	Other liabilities	$37,869	$77,291

Components of net lease costs were as follows:

		Year Ended December 31,
Net Lease Costs	Income Statement Classification	2023	2022	2021
Operating lease costs	Occupancy	$(11,963)	$(15,189)	$(18,773)
Sublease revenue	Other non-interest income	—	2,847	6,149
Net lease costs		$(11,963)	$(12,342)	$(12,624)

Supplemental cash flow information related to the Company’s operating leases was as follows:

Year Ended December 31,	2023	2022	2021
Non-cash operating activity:
Leased assets obtained or adjusted in exchange for new, amended, and modified operating lease liabilities (1)	$(29,745)	$(3,650)	$12,914
(1)    Amounts include noncash remeasurements of the operating lease ROU asset.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The Company’s future minimum undiscounted lease payments under operating leases as of December 31, 2023 were as follows:

Operating Lease Payments
2024	$12,798
2025	13,129
2026	7,228
2027	4,265
2028	3,922
Thereafter	909
Total lease payments	$42,251
Discount effect	4,382
Present value of future minimum lease payments	$37,869

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	December 31, 2023
Weighted-average remaining lease term (in years)	3.72
Weighted-average discount rate	5.04%

20. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 19. Leases.”

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

Unfunded Loan Commitments

As of December 31, 2023 and 2022, the contractual amount of unfunded loan commitments was $78.1 million and $138.0 million, respectively. See “Note 6. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

Legal

The Company is subject to various claims brought in a litigation or regulatory context. These matters include lawsuits, including but not limited to, putative class action lawsuits and routine litigation matters arising in the ordinary course of business. In addition, the Company, and its business practices and compliance with licensing and other regulatory requirements, is subject to periodic exams, investigations, inquiries or requests, enforcement

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
actions and other proceedings from federal and state regulatory and/or law enforcement agencies, including from the federal banking regulators that directly regulate the Company and/or LC Bank. The majority of these claims and proceedings relate to or arise from alleged state or federal law and regulatory violations, or are alleged commercial disputes or consumer complaints. The Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate or range of the reasonably possible losses, if such estimates can be made. Except as otherwise specifically noted below, at this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

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

21. Regulatory Requirements

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

The minimum capital requirements under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III) capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a Capital Conservation Buffer (CCB) of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums prescribed under the Basel III capital framework. In this regard, and unless otherwise directed by the FRB and the OCC, the Company and LC Bank made commitments (until February 2024) to maintain a CET1 risk-based capital ratio of 11.0%, a Tier 1 risk-based capital ratio above 11.0%, a total risk-based capital ratio above 13.0%, and a Tier 1 leverage ratio of 11.0%. On February 2, 2024, the Operating Agreement with the OCC expired and LC Bank and the Company are no longer subject to these ratio commitments.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes the Company’s and LC Bank’s regulatory capital amounts (in millions) and ratios:

	December 31, 2023		December 31, 2022		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,090.2	17.9%	$1,005.8	15.8%	7.0%
Tier 1 capital	$1,090.2	17.9%	$1,005.8	15.8%	8.5%
Total capital	$1,169.2	19.2%	$1,088.1	17.1%	10.5%
Tier 1 leverage	$1,090.2	12.9%	$1,005.8	14.1%	4.0%
Risk-weighted assets	$6,104.5	N/A	$6,360.7	N/A	N/A
Quarterly adjusted average assets	$8,476.1	N/A	$7,119.0	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$949.4	15.8%	$852.2	13.8%	7.0%
Tier 1 capital	$949.4	15.8%	$852.2	13.8%	8.5%
Total capital	$1,027.4	17.1%	$932.4	15.1%	10.5%
Tier 1 leverage	$949.4	11.4%	$852.2	12.5%	4.0%
Risk-weighted assets	$6,022.2	N/A	$6,194.0	N/A	N/A
Quarterly adjusted average assets	$8,337.4	N/A	$6,795.2	N/A	N/A
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

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At December 31, 2023 and 2022, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since December 31, 2023 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. No dividends were declared by LC Bank in 2023 or 2022.

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

All of the Company’s revenue is generated in the United States. The Company has experienced reductions in marketplace investor demand in connection with increases in interest rates and volatility in the macro economy. However, no individual borrower or marketplace investor accounted for 10% or more of total net revenue during the year ended December 31, 2023.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Financial information for the segments is presented in the following tables:

	LendingClub Bank			LendingClub Corporation (Parent only)			Intercompany Eliminations			Consolidated Total
	Year Ended December 31,		Eleven Months Ended December 31,	Year Ended December 31,			Year Ended December 31,		Eleven Months Ended December 31,	Year Ended December 31,
	2023	2022	2021 (1)	2023	2022	2021	2023	2022	2021 (1)	2023	2022	2021
Non-interest income:
Marketplace revenue	$206,381	$610,536	$462,821	$41,817	$48,231	$115,759	$43,286	$24,859	$—	$291,484	$683,626	$578,580
Other non-interest income	74,684	85,208	94,953	9,503	15,628	16,718	(72,890)	(72,071)	(84,452)	11,297	28,765	27,219
Total non-interest income	281,065	695,744	557,774	51,320	63,859	132,477	(29,604)	(47,212)	(84,452)	302,781	712,391	605,799

Interest income:
Interest income	818,206	526,471	210,739	14,424	30,869	82,093	—	—	—	832,630	557,340	292,832
Interest expense	(266,218)	(60,954)	(8,412)	(4,574)	(21,561)	(71,589)	—	—	—	(270,792)	(82,515)	(80,001)
Net interest income	551,988	465,517	202,327	9,850	9,308	10,504	—	—	—	561,838	474,825	212,831

Total net revenue	833,053	1,161,261	760,101	61,170	73,167	142,981	(29,604)	(47,212)	(84,452)	864,619	1,187,216	818,630

(Provision for) reversal of credit losses	(243,565)	(267,326)	(142,182)	—	—	3,382	—	—	—	(243,565)	(267,326)	(138,800)
Non-interest expense	(537,026)	(724,304)	(547,799)	(59,015)	(89,761)	(198,039)	29,604	47,212	84,452	(566,437)	(766,853)	(661,386)
Income (Loss) before income tax benefit (expense)	52,462	169,631	70,120	2,155	(16,594)	(51,676)	—	—	—	54,617	153,037	18,444
Income tax benefit (expense)	(17,881)	(42,354)	9,171	2,203	125,954	44,013	—	53,048	(53,048)	(15,678)	136,648	136
Net income (loss)	$34,581	$127,277	$79,291	$4,358	$109,360	$(7,663)	$—	$53,048	$(53,048)	$38,939	$289,685	$18,580
Capital expenditures	$59,509	$69,481	$32,602	$—	$—	$1,811	$—	$—	$—	$59,509	$69,481	$34,413
Depreciation and amortization	$30,216	$16,489	$4,569	$16,979	$27,342	$39,716	$—	$—	$—	$47,195	$43,831	$44,285
(1)    Because the LendingClub Bank reportable segment was formed upon the Acquisition on February 1, 2021, the associated results are presented for the eleven month period ended December 31, 2021.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Assets
Total cash and cash equivalents	$1,230,206	$1,020,874	$110,273	$56,475	$(87,975)	$(20,319)	$1,252,504	$1,057,030
Restricted cash	—	—	46,628	75,409	(4,984)	(7,955)	41,644	67,454
Securities available for sale at fair value	1,617,309	329,287	2,953	16,415	—	—	1,620,262	345,702
Loans held for sale at fair value	407,773	110,400	—	—	—	—	407,773	110,400
Loans and leases held for investment, net	4,539,915	4,705,302	—	—	—	—	4,539,915	4,705,302
Loans held for investment at fair value	253,800	906,711	8,390	19,227	—	—	262,190	925,938
Retail and certificate loans held for investment at fair value	—	—	10,488	55,425	—	—	10,488	55,425
Property, equipment and software, net	144,439	102,274	17,078	34,199	—	—	161,517	136,473
Investment in subsidiary	—	—	816,703	755,319	(816,703)	(755,319)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	341,680	339,341	131,135	173,851	(17,362)	(12,886)	455,453	500,306
Total assets	8,610,839	7,589,906	1,143,648	1,186,320	(927,024)	(796,479)	8,827,463	7,979,747
Liabilities and Equity
Total deposits	7,426,445	6,420,827	—	—	(92,959)	(28,274)	7,333,486	6,392,553
Borrowings	6,398	64,154	2,468	10,704	—	—	8,866	74,858
Retail notes and certificates	—	—	10,488	55,425	—	—	10,488	55,425
Other liabilities	154,077	189,185	86,086	116,318	(17,362)	(12,886)	222,801	292,617
Total liabilities	7,586,920	6,674,166	99,042	182,447	(110,321)	(41,160)	7,575,641	6,815,453
Total equity	1,023,919	915,740	1,044,606	1,003,873	(816,703)	(755,319)	1,251,822	1,164,294
Total liabilities and equity	$8,610,839	$7,589,906	$1,143,648	$1,186,320	$(927,024)	$(796,479)	$8,827,463	$7,979,747

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
23. LendingClub Corporation – Parent Company-Only Financial Statements

The following tables present standalone condensed financial statements for LendingClub Corporation (Parent Company). These statements are provided in accordance with SEC rules, which require such disclosures when the restricted net assets of a consolidated subsidiary exceed 25% of consolidated net assets, and should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements. For purposes of these condensed financial statements, the Parent’s wholly-owned subsidiary is presented in accordance with the equity method of accounting.

Statements of Income

Year Ended December 31,	2023	2022	2021
Non-interest income:
Marketplace revenue	$41,817	$48,231	$115,759
Other non-interest income	9,503	15,628	16,718
Total non-interest income	51,320	63,859	132,477

Interest income:
Interest on loans held for sale	—	1,390	11,025
Interest on loans held for investment at fair value	2,589	2,875	4,436
Interest on retail and certificate loans held for investment at fair value	4,222	18,135	57,684
Interest on securities available for sale	6,802	7,608	8,922
Other interest income	811	861	26
Total interest income	14,424	30,869	82,093

Interest expense:
Interest on retail notes and certificates at fair value	4,222	18,135	57,684
Other interest expense	352	3,426	13,905
Total interest expense	4,574	21,561	71,589

Net interest income	9,850	9,308	10,504

Total net revenue	61,170	73,167	142,981

Reversal of credit losses	—	—	(3,382)

Non-interest expense:
Compensation and benefits	6,520	7,770	31,010
Marketing	—	188	5,460
Equipment and software	246	194	2,459
Depreciation and amortization	16,979	27,342	39,716
Professional services	1,210	523	14,666
Occupancy	9,552	13,346	17,751
Other non-interest expense	24,508	40,398	86,977
Total non-interest expense	59,015	89,761	198,039

Income (Loss) before income tax benefit	2,155	(16,594)	(51,676)
Income tax benefit	2,203	125,954	44,013
Income (Loss) before undistributed earnings of subsidiary	4,358	109,360	(7,663)
Equity in undistributed earnings of subsidiary	34,581	127,277	79,291
Net income	$38,939	$236,637	$71,628

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
In accordance with federal laws and regulations, dividends paid by LC Bank to the Company are subject to certain restrictions. See “Note 21. Regulatory Requirements” for more information.

Statements of Comprehensive Income

Year Ended December 31,	2023	2022	2021
Net income	$38,939	$236,637	$71,628
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available for sale	6,706	(1,556)	9,153
Equity in other comprehensive loss of subsidiary	(1,282)	(43,528)	(2,619)
Other comprehensive income (loss), net of tax	5,424	(45,084)	6,534
Total comprehensive income	$44,363	$191,553	$78,162

Balance Sheets

December 31,	2023	2022
Assets
Cash and due from banks	$96,384	$34,119
Interest-bearing deposits in banks	13,889	22,356
Total cash and cash equivalents	110,273	56,475
Restricted cash	46,628	75,409
Securities available for sale at fair value ($264 and $8,322 at amortized cost, respectively)	2,953	16,415
Loans held for investment at fair value	8,390	19,227
Retail and certificate loans held for investment at fair value	10,488	55,425
Property, equipment and software, net	17,078	34,199
Investment in subsidiary	937,987	923,618
Other assets	126,899	165,973
Total assets	$1,260,696	$1,346,741
Liabilities and Equity
Borrowings	$2,468	$10,704
Retail notes and certificates at fair value	10,488	55,425
Other liabilities	86,086	116,318
Total liabilities	99,042	182,447
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 110,410,602 and 106,546,995 shares issued and outstanding, respectively	1,104	1,065
Additional paid-in capital	1,669,828	1,628,590
Accumulated deficit	(468,097)	(427,745)
Accumulated other comprehensive loss	(41,181)	(37,616)
Total equity	1,161,654	1,164,294
Total liabilities and equity	$1,260,696	$1,346,741

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Statements of Cash Flows

Year Ended December 31,	2023	2022	2021
Cash Flows from Operating Activities:
Parent company net income	$38,939	$236,637	$71,628
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(34,581)	(127,277)	(79,291)
Income tax benefit	(2,203)	(125,954)	(44,013)
Net fair value adjustments	(2,903)	(5,929)	(5,936)
Reversal of credit losses	—	—	(3,382)
Change in fair value of loan servicing assets	50,281	33,840	37,138
Stock-based compensation, net	5,253	6,310	14,506
Depreciation and amortization	16,979	27,342	39,716
Gain on sales of loans	—	—	(3,372)
Other, net	274	16	9,326
Net change to loans held for sale	5,953	31,658	90,609
Net change in operating assets and liabilities:
Other assets	(30,602)	42,219	(29,556)
Other liabilities	(30,741)	(38,258)	(95,737)
Net cash provided by operating activities	16,649	80,604	1,636
Cash Flows from Investing Activities:
Acquisition of company	—	—	(145,344)
Payments for investments in and advances to subsidiary	—	(50,000)	(250,001)
Purchase of servicing asset investment	(50,576)	(59,880)	—
Proceeds from servicing asset investment	72,343	24,564	—
Net change in loans and leases	5,066	4,443	1,360
Net decrease in retail and certificate loans	47,545	171,853	437,870
Proceeds from maturities and paydowns of securities available for sale	7,861	46,548	103,258
Purchases of property, equipment and software, net	—	—	(1,811)
Other investing activities	200	2,370	8,804
Net cash provided by investing activities	82,439	139,898	154,136
Cash Flows from Financing Activities:
Principal payments on retail notes and certificates	(47,545)	(182,260)	(438,032)
Principal payments on Structured Program borrowings	(4,073)	(21,423)	(90,187)
Principal payments on short-term borrowings	(2,619)	(25,415)	(81,935)
Principal payments on long term debt	—	(15,300)	—
Other financing activities	(19,834)	(9,028)	(9,295)
Net cash used for financing activities	(74,071)	(253,426)	(619,449)
Net Change in Cash, Cash Equivalents and Restricted Cash	25,017	(32,924)	(463,677)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	131,884	164,808	628,485
Cash, Cash Equivalents and Restricted Cash, End of Period	$156,901	$131,884	$164,808
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2023, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 16, 2024

LENDINGCLUB CORPORATION
Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fourth quarter of 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders (Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the 2023 fiscal year.

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

Date: February 16, 2024

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

Signature	Title	Date

/s/ Scott Sanborn	Chief Executive Officer and Director	February 16, 2024
Scott Sanborn

/s/ Andrew LaBenne	Chief Financial Officer	February 16, 2024
Andrew LaBenne

/s/ Fergal Stack	Principal Accounting Officer	February 16, 2024
Fergal Stack

/s/ Faiz Ahmad	Director	February 16, 2024
Faiz Ahmad

/s/ Stephen Cutler	Director	February 16, 2024
Stephen Cutler

/s/ Allan Landon	Director	February 16, 2024
Allan Landon

/s/ Timothy J. Mayopoulos	Director	February 16, 2024
Timothy J. Mayopoulos

/s/ John C. Morris	Director	February 16, 2024
John C. Morris

/s/ Kathryn S. Reimann	Director	February 16, 2024
Kathryn S. Reimann

/s/ Erin Selleck	Director	February 16, 2024
Erin Selleck

/s/ Janey Whiteside	Director	February 16, 2024
Janey Whiteside

/s/ Michael Zeisser	Director	February 16, 2024
Michael Zeisser

LENDINGCLUB CORPORATION
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019	10-Q	001-36771	3.1	August 7, 2019
3.3	Second Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective June 7, 2022	8-K	001-36771	3.1	June 7, 2022
3.4	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
4.1	Form of Common Stock Certificate of LendingClub Corporation	10-Q	001-36771	4.1	November 6, 2019
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36771	4.2	February 11, 2022
10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1, 2014
10.2	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	10-K	001-36771	10.2	February 19, 2020
10.3	2014 Equity Incentive Plan, as amended and restated on June 8, 2023, and forms of award agreements thereunder					X
10.4	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.5	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014
10.6	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	001-36771	10.31	May 5, 2015
10.7	Radius Bancorp, Inc. 2016 Omnibus Incentive Plan	S-8	333-255688	99.3	April 30, 2021
10.8	Amendment to 2020 Award Agreements Issued Under the 2014 Equity Incentive Plan	10-Q	001-36771	10.1	August 4, 2021
10.9	Non-Employee Director Compensation Policy, effective October 20, 2022	10-K	001-36771	10.9	February 9, 2023
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

LENDINGCLUB CORPORATION

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
97.1	Clawback Policies					X
101
The following financial information from LendingClub Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)