Form 10-Q
period 2024-03-31
LendingClub Corp
filed 2024-05-01
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
Commission File Number: 001-36771

LendingClub Corporation
(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Market Street, Suite 200,
San Francisco,	CA	94105
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (415) 930-7440
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 19, 2024, there were 111,120,415 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

ACL	Allowance for Credit Losses (includes the allowance for loan and lease losses, allowance for securities available for sale and reserve for unfunded lending commitments)
Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the Basel III capital framework
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Condensed Consolidated Statements of Income
LC Bank or LendingClub Bank	LendingClub Bank, National Association
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
OCC	Office of the Comptroller of the Currency
Parent	LendingClub Corporation (the Parent Company of LendingClub Bank, National Association and other subsidiaries)
PPNR or Pre-Provision Net Revenue	PPNR, or Pre-Provision Net Revenue, is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income
Radius	Radius Bancorp, Inc.
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Certificates	Asset-backed securitization transaction where the Company retains the senior note security and sells the residual certificate on a pool of loans to a marketplace investor at a predetermined price

Structured Program transactions
Asset-backed securitization transactions, including Structured Certificate transactions, where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal whole loans

Tier 1 Capital Ratio
Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the Basel III capital framework

Tier 1 Leverage Ratio
Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the Basel III capital framework

Total Capital Ratio
Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as Tier 2 capital, divided by total risk-weighted assets as defined under the Basel III capital framework

Unsecured personal loans	Unsecured personal loans originated on the Company’s platforms, including an online direct to consumer platform and a platform connected with a network of education and patient finance providers
VIE	Variable Interest Entity

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

These forward-looking statements include, among other things, statements about:

•The impact of, and our ability to successfully navigate, the current interest rate and economic climate;
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
•the impact of changes to our deposit base;
•the impact of the continuation of or changes in the short-term and long-term interest rate environment and economic climate;
•the ability and willingness of borrowers to repay loans;
•our belief that certain loans and leases in our commercial loan portfolio will be fully repaid in accordance with the contractual loan terms;
•marketplace volume, including investor participation in our Structured Certificates program;
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

LENDINGCLUB CORPORATION

•capital expenditures;
•our compliance with contractual obligations or restrictions;
•our ability to develop and maintain effective internal controls;
•our ability to continue to realize the financial and strategic benefits of our digital marketplace bank business model;
•our ability to control our cost structure; and
•other risk factors listed from time to time in reports we file with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the year ended December 31, 2023, as well as in our condensed consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the SEC that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$15,930	$14,993
Interest-bearing deposits in banks	1,050,349	1,237,511
Total cash and cash equivalents	1,066,279	1,252,504
Restricted cash (1)	36,081	41,644
Securities available for sale at fair value ($2,284,550 and $1,663,990 at amortized cost, respectively)	2,228,500	1,620,262
Loans held for sale at fair value	550,415	407,773
Loans and leases held for investment	4,505,816	4,850,302
Allowance for loan and lease losses	(259,150)	(310,387)
Loans and leases held for investment, net	4,246,666	4,539,915
Loans held for investment at fair value (1)(2)	427,396	272,678
Property, equipment and software, net	163,632	161,517
Goodwill	75,717	75,717
Other assets (1)	450,142	455,453
Total assets	$9,244,828	$8,827,463
Liabilities and Equity
Deposits:
Interest-bearing	$7,214,029	$7,001,680
Noninterest-bearing	307,626	331,806
Total deposits	7,521,655	7,333,486
Borrowings (1)(2)	262,550	19,354
Other liabilities (1)	194,337	222,801
Total liabilities	7,978,542	7,575,641
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 111,120,415 and 110,410,602 shares issued and outstanding, respectively	1,111	1,104
Additional paid-in capital	1,678,928	1,669,828
Accumulated deficit	(376,556)	(388,806)
Accumulated other comprehensive loss	(37,197)	(30,304)
Total equity	1,266,286	1,251,822
Total liabilities and equity	$9,244,828	$8,827,463
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

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Non-interest income:
Marketplace revenue	$55,891	$95,634
Other non-interest income	1,909	3,356
Total non-interest income	57,800	98,990

Interest income:
Interest on loans held for sale	14,699	5,757
Interest and fees on loans and leases held for investment	132,393	150,467
Interest on loans held for investment at fair value (1)	8,409	28,575
Interest on securities available for sale	35,347	3,900
Other interest income	16,503	13,714
Total interest income	207,351	202,413

Interest expense:
Interest on deposits	83,963	53,273
Other interest expense (1)	500	2,436
Total interest expense	84,463	55,709

Net interest income	122,888	146,704

Total net revenue	180,688	245,694

Provision for credit losses	31,927	70,584

Non-interest expense:
Compensation and benefits	59,554	73,307
Marketing	24,136	26,880
Equipment and software	12,684	13,696
Depreciation and amortization	12,673	12,354
Professional services	7,091	9,058
Occupancy	3,861	4,310
Other non-interest expense	12,234	17,703
Total non-interest expense	132,233	157,308

Income before income tax expense	16,528	17,802
Income tax expense	(4,278)	(4,136)
Net income	$12,250	$13,666
Earnings per share: (2)
Basic EPS	$0.11	$0.13
Diluted EPS	$0.11	$0.13
Weighted-average common shares – Basic	110,685,796	106,912,139
Weighted-average common shares – Diluted	110,687,380	106,917,770
(1)    Prior period amounts have been reclassified to conform to the current period presentation.
(2)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Earnings Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$12,250	$13,666
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale	(9,430)	5,599
Other comprehensive income (loss), before tax	(9,430)	5,599
Income tax effect	2,537	(1,520)
Other comprehensive income (loss), net of tax	(6,893)	4,079
Total comprehensive income	$5,357	$17,745

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2023	110,410,602	$1,104	$1,669,828	$(30,304)	$(388,806)	$1,251,822
Stock-based compensation	—	—	13,599	—	—	13,599
Net issuances under equity incentive plans	709,813	7	(4,499)	—	—	(4,492)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(6,893)	—	(6,893)
Net income	—	—	—	—	12,250	12,250
Balance at March 31, 2024	111,120,415	$1,111	$1,678,928	$(37,197)	$(376,556)	$1,266,286

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2022	106,546,995	$1,065	$1,628,590	$(37,616)	$(427,745)	$1,164,294
Stock-based compensation	—	—	14,070	—	—	14,070
Net issuances under equity incentive plans	913,739	10	(5,377)	—	—	(5,367)
Net unrealized gain on securities available for sale, net of tax	—	—	—	4,079	—	4,079
Net income	—	—	—	—	13,666	13,666
Balance at March 31, 2023	107,460,734	$1,075	$1,637,283	$(33,537)	$(414,079)	$1,190,742

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$12,250	$13,666
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net fair value adjustments	44,689	15,414
Change in fair value of loan servicing assets	19,428	12,576
Gain on sales of loans	(10,909)	(14,125)
Provision for credit losses	31,927	70,584
Accretion of loan deferred fees and costs	(18,829)	(24,110)
Stock-based compensation, net	11,544	11,888
Depreciation and amortization	12,673	12,354
Other, net	(1,020)	(3,670)
Net change to loans held for sale	(928,163)	50,738
Net change in operating assets and liabilities:
Other assets	2,006	14,591
Other liabilities	(22,112)	(45,414)
Net cash (used for) provided by operating activities	(846,516)	114,492
Cash Flows from Investing Activities:
Net change in loans and leases (1)	121,263	(285,100)
Purchases of securities available for sale	—	(37,245)
Proceeds from maturities and paydowns of securities available for sale	119,556	9,000
Purchases of property, equipment and software, net	(11,781)	(16,398)
Other investing activities	(12,156)	(6,671)
Net cash provided by (used for) investing activities	216,882	(336,414)
Cash Flows from Financing Activities:
Net change in deposits	199,255	826,117
Principal payments on borrowings (1)	(6,981)	(38,973)
Proceeds from short-term borrowings	250,000	—
Other financing activities	(4,428)	(5,367)
Net cash provided by financing activities	437,846	781,777
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(191,788)	$559,855
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$1,294,148	$1,124,484
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,102,360	$1,684,339

Supplemental Cash Flow Information:
Cash paid for interest	$90,682	$51,608
Cash paid for taxes	$—	$4,526
Cash paid for operating leases included in the measurement of lease liabilities	$3,089	$3,156

Supplemental Non-cash Investing Activity:
Net securities retained from Structured Program transactions	$738,976	$—
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,066,279	$1,252,504
Restricted cash	36,081	41,644
Total cash, cash equivalents and restricted cash	$1,102,360	$1,294,148

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

LendingClub Corporation (LendingClub) was founded in 2006 and brought a traditional credit product – the installment loan – into the digital age by leveraging technology, data science, and a unique marketplace model. In February 2021, LendingClub completed the acquisition of Radius, becoming a bank holding company and forming LC Bank as its wholly-owned subsidiary. The Company operates the vast majority of its business through LC Bank, as a lender and originator of loans and as a regulated bank in the United States.

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

The Company made the following presentation changes in the condensed consolidated financial statements and accompanying notes during the first quarter of 2024:
•Condensed Consolidated Balance Sheets (Balance Sheet) – “Retail and certificate loans held for investment at fair value” were combined within “Loans held for investment at fair value” and “Retail notes and certificates at fair value” were combined within “Borrowings”;
•Condensed Consolidated Statements of Income (Income Statement) – “Interest on retail and certificate loans held for investment at fair value” was combined within “Interest on loans held for investment at fair value” and “Interest on retail notes and certificates at fair value” was combined within “Other interest expense”; and
•Condensed Consolidated Statements of Cash Flows – “Net decrease in retail and certificate loans” was combined within “Net change in loans and leases” and “Principal payments on retail notes and certificates” were combined within “Principal payments on borrowings.”

In all instances, the respective prior period amounts have been reclassified to conform to the current period presentation.

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report) filed on February 16, 2024.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three months ended March 31, 2024.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Adoption of New Accounting Standards

The Company did not adopt new accounting standards during the three months ended March 31, 2024.

New Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments of this standard should be applied retrospectively, with early adoption permitted. The Company is evaluating the impact of this ASU but does not expect it to be material.

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

Origination Fees: Origination fees are primarily fees earned related to originating and issuing unsecured personal loans that are held for sale (HFS).

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended March 31,
	2024	2023
Origination fees	$70,079	$70,543
Servicing fees	19,592	26,380
Gain on sales of loans	10,909	14,125
Net fair value adjustments	(44,689)	(15,414)
Total marketplace revenue	$55,891	$95,634

3. Earnings Per Share

The following table details the computation of the Company’s Basic and Diluted EPS:

	Three Months Ended March 31,
	2024	2023
Basic EPS:
Net income attributable to stockholders	$12,250	$13,666
Weighted-average common shares – Basic	110,685,796	106,912,139
Basic EPS	$0.11	$0.13

Diluted EPS:
Net income attributable to stockholders	$12,250	$13,666
Weighted-average common shares – Diluted	110,687,380	106,917,770
Diluted EPS	$0.11	$0.13

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions	$1,756,385	$9,258	$(384)	$—	$1,765,259
U.S. agency residential mortgage-backed securities	258,373	90	(42,036)	—	216,427
Other asset-backed securities related to Structured Program transactions (1)	105,658	1,100	—	(2,892)	103,866
U.S. agency securities	93,454	—	(14,202)	—	79,252
Mortgage-backed securities	42,010	13	(5,641)	—	36,382
Other asset-backed securities	25,418	17	(635)	—	24,800
Municipal securities	3,252	—	(738)	—	2,514
Total securities available for sale (2)	$2,284,550	$10,478	$(63,636)	$(2,892)	$2,228,500

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions	$1,165,513	$10,932	$(42)	$1,176,403
U.S. agency residential mortgage-backed securities	261,885	208	(37,497)	224,596
U.S. agency securities	93,452	—	(13,348)	80,104
Other asset-backed securities related to Structured Program transactions (1)	70,662	2,731	—	73,393
Mortgage-backed securities	42,511	—	(5,435)	37,076
Other asset-backed securities	26,710	25	(634)	26,101
Municipal securities	3,257	—	(668)	2,589
Total securities available for sale (2)	$1,663,990	$13,896	$(57,624)	$1,620,262
(1)    As of March 31, 2024 and December 31, 2023, $102.6 million and $70.1 million, respectively, of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    As of March 31, 2024 and December 31, 2023, includes $348.8 million and $359.5 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$363,733	$(384)	$—	$—	$363,733	$(384)
U.S. agency residential mortgage-backed securities	3,977	(20)	199,962	(42,016)	203,939	(42,036)
U.S. agency securities	2,994	(6)	76,258	(14,196)	79,252	(14,202)
Mortgage-backed securities	—	—	33,781	(5,641)	33,781	(5,641)
Other asset-backed securities	5,085	(25)	15,427	(610)	20,512	(635)
Municipal securities	—	—	2,514	(738)	2,514	(738)
Total securities with unrealized losses	$375,789	$(435)	$327,942	$(63,201)	$703,731	$(63,636)

	Less than 12 months		12 months or longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$38,359	$(42)	$—	$—	$38,359	$(42)
U.S. agency residential mortgage-backed securities	6,497	(149)	201,426	(37,348)	207,923	(37,497)
U.S. agency securities	—	—	80,104	(13,348)	80,104	(13,348)
Mortgage-backed securities	13,973	(740)	23,103	(4,695)	37,076	(5,435)
Other asset-backed securities	12,911	(50)	8,538	(584)	21,449	(634)
Municipal securities	—	—	2,589	(668)	2,589	(668)
Total securities with unrealized losses	$71,740	$(981)	$315,760	$(56,643)	$387,500	$(57,624)

At March 31, 2024, the majority of the Company’s AFS investment portfolio was comprised of senior asset-backed securities related to Structured Program transactions and U.S. agency-backed securities. Management considers U.S. agency-backed securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at March 31, 2024, were rated investment grade. Substantially all of these unrealized losses in the AFS investment portfolio were caused by interest rate increases. The Company does not intend to sell the investment portfolio, and it is not more likely than not that it will be required to sell any investment before recovery of its amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

The following table presents the activity in the allowance for credit losses for AFS securities, by security type:

Allowance for Credit Losses	Other asset-backed securities related to Structured Program transactions
Beginning balance as of December 31, 2023	$—
Credit loss expense for securities available for sale	2,892
Ending balance as of March 31, 2024	$2,892

There was no activity in the allowance for credit losses for AFS securities during the first quarter of 2023.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

March 31, 2024	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	$1,756,385	$1,765,259
Other asset-backed securities related to Structured Program transactions	105,658	103,866
U.S. agency securities	10,850	10,447
Mortgage-backed securities	1,694	1,534
Other asset-backed securities	400	402
Municipal securities	154	138
U.S. agency residential mortgage-backed securities	3	3
Total due after 1 year through 5 years	1,875,144	1,881,649	8.07%
Due after 5 years through 10 years:
U.S. agency securities	19,998	18,134
Other asset-backed securities	14,143	14,102
U.S. agency residential mortgage-backed securities	4,584	4,308
Mortgage-backed securities	2,012	1,690
Municipal securities	465	402
Total due after 5 years through 10 years	41,202	38,636	4.23%
Due after 10 years:
U.S. agency residential mortgage-backed securities	253,786	212,116
U.S. agency securities	62,606	50,671
Mortgage-backed securities	38,304	33,158
Other asset-backed securities	10,875	10,296
Municipal securities	2,633	1,974
Total due after 10 years	368,204	308,215	2.83%
Total securities available for sale	$2,284,550	$2,228,500	7.02%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the quarter ended March 31, 2024.

There were no sales of AFS securities during the first quarters of 2024 and 2023.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost. Other HFI and all HFS loans are recorded at fair value with the Company’s election of the fair value option. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $30.7 million and $32.2 million as of March 31, 2024 and December 31, 2023, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	March 31, 2024	December 31, 2023
Unsecured personal	$3,397,853	$3,726,830
Residential mortgages	180,697	183,050
Secured consumer	253,241	250,039
Total consumer loans held for investment	3,831,791	4,159,919
Equipment finance (1)	101,902	110,992
Commercial real estate	376,022	380,322
Commercial and industrial	196,101	199,069
Total commercial loans and leases held for investment	674,025	690,383
Total loans and leases held for investment	4,505,816	4,850,302
Allowance for loan and lease losses	(259,150)	(310,387)
Loans and leases held for investment, net (2)	$4,246,666	$4,539,915
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.
(2)    As of March 31, 2024 and December 31, 2023, the Company had $3.0 billion and $3.5 billion in loans pledged as collateral under the Federal Reserve Bank (FRB) Discount Window, respectively. In addition, as of March 31, 2024 and December 31, 2023, the Company had $479.6 million and $479.0 million in loans pledged to the Federal Home Loan Bank (FHLB) of Des Moines, respectively.

The following table presents the components of the allowance for loan and lease losses:

	March 31, 2024	December 31, 2023
Gross allowance for loan and lease losses (1)	$311,794	$355,773
Recovery asset value (2)	(52,644)	(45,386)
Allowance for loan and lease losses	$259,150	$310,387
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

March 31, 2024	Consumer	Commercial	Total
Loans and leases held for investment	$3,831,791	674,025	$4,505,816

Allowance for loan and lease losses	$246,280	12,870	$259,150
Allowance ratio (1)	6.4%	1.9%	5.8%

Gross allowance for loan and lease losses	$298,924	12,870	$311,794
Gross allowance ratio (1)	7.8%	1.9%	6.9%

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2023	Consumer	Commercial	Total
Loans and leases held for investment	$4,159,919	690,383	$4,850,302

Allowance for loan and lease losses	$298,061	12,326	310,387
Allowance ratio (1)	7.2%	1.8%	6.4%

Gross allowance for loan and lease losses	$343,447	12,326	$355,773
Gross allowance ratio (1)	8.3%	1.8%	7.3%
(1)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.

The activity in the allowance for credit losses (ACL) by portfolio segment was as follows:

	Three Months Ended March 31,
	2024			2023
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$298,061	$12,326	$310,387	$312,489	$15,363	$327,852
Credit loss expense for loans and leases held for investment	27,686	1,560	29,246	70,684	166	70,850
Charge-offs (1)	(89,110)	(1,232)	(90,342)	(52,212)	(351)	(52,563)
Recoveries	9,643	216	9,859	2,585	133	2,718
Allowance for loan and lease losses, end of period	$246,280	$12,870	$259,150	$333,546	$15,311	$348,857

Reserve for unfunded lending commitments, beginning of period	$—	$1,873	$1,873	$18	$1,860	$1,878
Credit loss expense for unfunded lending commitments	—	(211)	(211)	49	(315)	(266)
Reserve for unfunded lending commitments, end of period (2)	$—	$1,662	$1,662	$67	$1,545	$1,612
(1)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(2)    Relates to $72.1 million and $117.2 million of unfunded commitments, associated primarily with the commercial loan portfolio, as of March 31, 2024 and 2023, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents charge-offs by origination year for the first quarter of 2024:

	Gross Charge-Offs by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Unsecured personal	$—	$22,857	$47,814	$17,867	$—	$—	$88,538
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	—	64	315	193	—	—	572
Total consumer loans held for investment	—	22,921	48,129	18,060	—	—	89,110
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Commercial and industrial	—	421	—	—	—	811	1,232
Total commercial loans and leases held for investment	—	421	—	—	—	811	1,232

Total loans and leases held for investment	$—	$23,342	$48,129	$18,060	$—	$811	$90,342

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

March 31, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Unsecured personal
Current	$233,407	$1,321,148	$1,427,483	$334,677	$—	$—	$3,316,715
30-59 days past due	443	9,390	15,040	4,979	—	—	29,852
60-89 days past due	—	7,932	12,714	4,048	—	—	24,694
90 or more days past due	—	8,179	13,325	4,879	—	—	26,383
Total unsecured personal (1)	233,850	1,346,649	1,468,562	348,583	—	—	3,397,644
Residential mortgages
Current	—	—	47,695	53,771	29,725	48,184	179,375
30-59 days past due	—	—	—	702	—	469	1,171
60-89 days past due	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	151	151
Total residential mortgages	—	—	47,695	54,473	29,725	48,804	180,697
Secured consumer
Current	28,996	113,517	86,493	18,829	—	2,438	250,273
30-59 days past due	—	545	1,421	366	—	—	2,332
60-89 days past due	—	84	248	61	—	—	393
90 or more days past due	—	125	50	68	—	—	243
Total secured consumer	28,996	114,271	88,212	19,324	—	2,438	253,241
Total consumer loans held for investment	$262,846	$1,460,920	$1,604,469	$422,380	$29,725	$51,242	$3,831,582
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of March 31, 2024, the basis adjustment totaled $209 thousand and represents an increase to the amortized cost of the hedged loans. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

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
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of December 31, 2023, the basis adjustment totaled $8.9 million and represents an increase to the amortized cost of the hedged loans. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

March 31, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$2,594	$31,123	$23,762	$7,104	$15,198	$79,781	$—
Special mention	—	—	14,877	1,586	5,658	—	22,121	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	2,594	46,000	25,348	12,762	15,198	101,902	—
Commercial real estate
Pass	6,868	54,516	92,574	24,953	41,839	125,081	345,831	31,804
Special mention	—	—	—	362	562	14,044	14,968	421
Substandard	—	—	447	7,933	—	2,122	10,502	7,090
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	2,703	1,515	—	503	4,721	3,980
Total commercial real estate	6,868	54,516	95,724	34,763	42,401	141,750	376,022	43,295
Commercial and industrial
Pass	4,061	42,413	53,137	34,515	8,732	20,280	163,138	101,158
Special mention	—	—	4,375	1,956	719	273	7,323	2,779
Substandard	—	—	12,225	5,957	652	1,966	20,800	15,143
Doubtful	—	—	2,225	—	527	285	3,037	2,315
Loss	—	—	552	—	—	1,251	1,803	1,781
Total commercial and industrial	4,061	42,413	72,514	42,428	10,630	24,055	196,101	123,176
Total commercial loans and leases held for investment	$10,929	$99,523	$214,238	$102,539	$65,793	$181,003	$674,025	$166,471
(1)    Represents loan balances guaranteed by the Small Business Association (SBA).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$2,945	$33,430	$26,311	$7,754	$9,411	$6,288	$86,139	$—
Special mention	—	15,235	1,962	5,873	1,335	—	24,405	—
Substandard	—	—	—	448	—	—	448	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	2,945	48,665	28,273	14,075	10,746	6,288	110,992	—
Commercial real estate
Pass	49,067	94,247	34,535	43,058	52,160	78,062	351,129	33,423
Special mention	—	—	—	—	—	13,706	13,706	—
Substandard	—	3,598	7,716	—	—	2,139	13,453	9,425
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,515	—	—	519	2,034	1,471
Total commercial real estate	49,067	97,845	43,766	43,058	52,160	94,426	380,322	44,319
Commercial and industrial
Pass	40,636	60,352	39,304	9,525	10,282	11,626	171,725	104,928
Special mention	—	10,881	1,532	729	137	444	13,723	9,384
Substandard	—	2,304	5,426	673	1,045	1,434	10,882	6,908
Doubtful	—	649	—	548	—	286	1,483	1,214
Loss	—	—	—	—	—	1,256	1,256	1,229
Total commercial and industrial	40,636	74,186	46,262	11,475	11,464	15,046	199,069	123,663
Total commercial loans and leases held for investment	$92,648	$220,696	$118,301	$68,608	$74,370	$115,760	$690,383	$167,982
(1)    Represents loan balances guaranteed by the SBA.

The following tables present an analysis of the past due loans and leases HFI at amortized cost within the commercial portfolio segment:

March 31, 2024	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$1,461	$—	$—	$1,461	$—
Commercial real estate	4,335	400	4,321	9,056	7,755
Commercial and industrial	1,595	8,518	4,687	14,800	11,185
Total commercial loans and leases held for investment	$7,391	$8,918	$9,008	$25,317	$18,940

December 31, 2023	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$1,265	$—	$—	$1,265	$—
Commercial real estate	—	3,566	1,618	5,184	4,047
Commercial and industrial	12,261	1,632	1,515	15,408	11,260
Total commercial loans and leases held for investment	$13,526	$5,198	$3,133	$21,857	$15,307
(1)    Represents loan balances guaranteed by the SBA.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Modifications

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

	Three Months Ended March 31,
	2024	2023
Short-term payment reduction	$14,191	$144
Permanent loan modification	1,645	475
Debt settlement	6,366	4,818
Total loan modifications – unsecured personal loans	$22,202	$5,437

% of unsecured personal loans at amortized cost as of period end	0.7%	0.1%

During the third quarter of 2023, the Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of five to eight months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $20.8 million of loan balances at amortized cost outstanding as of March 31, 2024, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the first quarters of 2024 and 2023, the weighted-average interest rate reduction under this program was approximately 7.7% and 8.0%, respectively, and the weighted-average maturity date extension was approximately twelve months for both periods.

Debt settlement modifications, which include engaging with third-party debt settlement companies, reduce the principal and interest amounts owed by borrowers. The Company typically charges-off such loans within a few months following the modification, as payments under the modified agreement are less than the original contractual amounts.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	March 31, 2024			March 31, 2023 (1)
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured personal loans
Current	$16,509	$3,905	$127	$144	$475	$19
30-59 days	845	127	62	—	—	14
60-89 days	716	81	475	—	—	1,388
90 or more days	305	202	5,979	—	—	3,397
Total loan modifications	$18,375	$4,315	$6,643	$144	$475	$4,818
(1)     Reflects the delinquency status of the amortized cost of loan modifications that were modified during the preceding three months, as the associated ASU 2022-02 was adopted prospectively on January 1, 2023.

In the event of a borrower defaulting at 120 days past due, the modified loan is charged-off at the time of default. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

	Three Months Ended March 31,
	2024	2023(1)
Short-term payment reduction	$193	$—
Permanent loan modification	439	27
Debt settlement	21,775	5,707
Total loan modifications – unsecured personal loans	$22,407	$5,734
(1)     Reflects total amount of charge-offs during the period for loan modifications that were entered into within the preceding three months of charge-off, as the associated ASU 2022-02 was adopted prospectively on January 1, 2023.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases:

	March 31, 2024		December 31, 2023
	Nonaccrual	Nonaccrual with no related ACL (1)	Nonaccrual	Nonaccrual with no related ACL (1)
Unsecured personal	$26,383	$—	$30,132	$—
Residential mortgages	310	310	312	312
Secured consumer	243	—	217	—
Total nonaccrual consumer loans held for investment	26,936	310	30,661	312

Equipment finance	—	—	—	—
Commercial real estate	9,115	4,167	9,663	2,187
Commercial and industrial	9,256	3,082	4,058	1,590
Total nonaccrual commercial loans and leases held for investment (2)	18,371	7,249	13,721	3,777

Total nonaccrual loans and leases held for investment	$45,307	$7,559	$44,382	$4,089
(1)     Subset of total nonaccrual loans and leases.
(2)     Includes $15.0 million and $10.4 million in loan balances guaranteed by the SBA as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024		December 31, 2023
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$26,936	0.7%	$30,661	0.7%
Total nonaccrual commercial loans and leases held for investment	18,371	2.7%	13,721	2.0%
Total nonaccrual loans and leases held for investment	$45,307	1.0%	$44,382	0.9%
(1)     Calculated as the ratio of nonaccruing loans and leases to loans and leases HFI at amortized cost.

Collateral-Dependent Assets

Certain loans on nonaccrual status may be considered collateral-dependent loans if the borrower is experiencing financial difficulty and repayment of the loan is expected to be substantially through sale or operation of the collateral. Expected credit losses for the Company’s collateral-dependent loans are calculated as the difference between the amortized cost basis and the fair value of the underlying collateral less costs to sell, if applicable.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Securitizations and Variable Interest Entities

VIE Assets and Liabilities

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with consolidated and unconsolidated VIEs. The Company’s transactions with VIEs include Structured Program transactions. The Company has also various forms of involvement with VIEs, including servicing loans and holding senior asset-backed securities or subordinated interests in the VIEs. Additionally, the carrying amount of assets and liabilities in the table below exclude intercompany balances that were eliminated in consolidation.

	March 31, 2024			December 31, 2023
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Assets
Restricted cash	$3,163	$—	$3,163	$3,454	$—	$3,454
Securities available for sale at fair value	—	1,869,125	1,869,125	—	1,249,796	1,249,796
Loans held for investment at fair value (1)	234	—	234	970	—	970
Other assets	11	40,044	40,055	14	31,531	31,545
Total assets	$3,408	$1,909,169	$1,912,577	$4,438	$1,281,327	$1,285,765
Liabilities
Borrowings (1)	1,894	—	1,894	2,888	—	2,888
Other liabilities	2	4,049	4,051	4	3,301	3,305
Total liabilities	$1,896	$4,049	$5,945	$2,892	$3,301	$6,193
Total net assets (maximum loss exposure)	$1,512	$1,905,120	$1,906,632	$1,546	$1,278,026	$1,279,572
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

Unconsolidated VIEs

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

Three Months Ended March 31,
2024
Fair value of consideration received:
Cash	$93,644
Securities retained from Structured Program transactions	738,976
Other assets, net	9,733
Total consideration	842,353
Fair value of loans sold	(833,776)
Gain on sales of loans (1)	$8,577

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$4,723
Interest received on securities retained from Structured Program transactions	$29,663
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

As of March 31, 2024, the aggregate unpaid principal balance held by unconsolidated VIEs was $2.2 billion, of which $14.6 million was attributable to off-balance sheet loans that were 30 days or more past due. As of December 31, 2023, the aggregate unpaid principal balance held by unconsolidated VIEs was $1.6 billion, of which $9.5 million was attributable to off-balance sheet loans that were 30 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

March 31, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$550,415	$550,415
Loans held for investment at fair value	—	—	427,396	427,396
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	1,765,259	1,765,259
U.S. agency residential mortgage-backed securities	—	216,427	—	216,427
Other asset-backed securities related to Structured Program transactions	—	—	103,866	103,866
U.S. agency securities	—	79,252	—	79,252
Mortgage-backed securities	—	36,382	—	36,382
Other asset-backed securities	—	24,800	—	24,800
Municipal securities	—	2,514	—	2,514
Total securities available for sale	—	359,375	1,869,125	2,228,500
Servicing assets	—	—	71,830	71,830
Other assets	—	4,156	—	4,156
Total assets	$—	$363,531	$2,918,766	$3,282,297

Liabilities:
Borrowings	—	—	8,643	8,643
Other liabilities	—	4,351	8,817	13,168
Total liabilities	$—	$4,351	$17,460	$21,811

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2023	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$407,773	$407,773
Loans held for investment at fair value (1)	—	—	272,678	272,678
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	1,176,403	1,176,403
U.S. agency residential mortgage-backed securities	—	224,596	—	224,596
U.S. agency securities	—	80,104	—	80,104
Other asset-backed securities related to Structured Program transactions	—	—	73,393	73,393
Mortgage-backed securities	—	37,076	—	37,076
Other asset-backed securities	—	26,101	—	26,101
Municipal securities	—	2,589	—	2,589
Total securities available for sale	—	370,466	1,249,796	1,620,262
Servicing assets	—	—	77,680	77,680
Other assets	—	3,525	—	3,525
Total assets	$—	$373,991	$2,007,927	$2,381,918

Liabilities:
Borrowings (1)	—	—	12,956	12,956
Other liabilities	—	12,072	7,655	19,727
Total liabilities	$—	$12,072	$20,611	$32,683
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first quarters 2024 or 2023.

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

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFS:

	March 31, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	7.3%	10.0%	8.5%	8.1%	10.3%	9.0%
Annualized net charge-off rate (1)	3.8%	11.8%	6.8%	2.7%	12.9%	6.5%
Annualized prepayment rate (1)	15.7%	22.4%	19.6%	15.7%	22.5%	19.9%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

Fair Value Sensitivity

The sensitivity of loans HFS at fair value to adverse changes in key assumptions was as follows:

	March 31, 2024	December 31, 2023
Loans held for sale at fair value	$550,415	$407,773
Expected remaining weighted-average life (in years)	1.5	1.5
Discount rate:
100 basis point increase	$(7,305)	$(5,093)
200 basis point increase	$(14,103)	$(10,051)
Annualized net charge-off rate:
10% increase	$(6,628)	$(5,102)
20% increase	$(13,055)	$(10,184)
Annualized prepayment rate:
10% increase	$(1,339)	$(851)
20% increase	$(2,383)	$(1,628)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents loans HFS at fair value activity:

	Three Months Ended March 31,
	2024	2023
Fair value at beginning of period	$407,773	$110,400
Originations and purchases	1,282,250	1,205,029
Sales	(1,059,648)	(1,247,246)
Principal payments	(34,272)	(6,465)
Fair value adjustments recorded in earnings	(45,688)	(17,071)
Fair value at end of period	$550,415	$44,647

The following table summarizes the aggregate fair value of the Company’s HFS loans, as well as the amount that was 90 days or more past due:

	March 31, 2024		December 31, 2023
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$577,259	$1,672	$431,955	$1,395
Cumulative fair value adjustments	(26,844)	(1,342)	(24,182)	(1,102)
Fair value of loans held for sale	$550,415	$330	$407,773	$293

Loans Held for Investment at Fair Value

The Company does not assume principal or interest rate risk on loans that were funded by its member payment- dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. As such, the tables presented below exclude retail and certificate loans held for investment at fair value, which were $7.0 million and $10.5 million at March 31, 2024 and December 31, 2023, respectively.

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFI:

	March 31, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	6.7%	24.3%	12.7%	8.4%	16.2%	12.8%
Annualized net charge-off rate (1)	2.7%	21.0%	6.5%	1.9%	5.9%	3.7%
Annualized prepayment rate (1)	17.1%	26.3%	21.3%	18.6%	27.7%	22.6%
(1)    The weighted-average rate is calculated using the original principal balance of each the loan pool.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions was as follows:

	March 31, 2024	December 31, 2023
Loans held for investment at fair value	$420,393	$262,190
Expected remaining weighted-average life (in years)	0.9	0.9
Discount rate:
100 basis point increase	$(3,201)	$(1,957)
200 basis point increase	$(6,359)	$(3,888)
Annualized net charge-off rate:
10% increase	$(3,275)	$(1,753)
20% increase	$(6,717)	$(3,595)
Annualized prepayment rate:
10% increase	$(1,343)	$(857)
20% increase	$(2,926)	$(1,675)

Fair Value Reconciliation

The following table presents loans HFI at fair value activity:

	Three Months Ended March 31,
	2024	2023
Fair value at beginning of period	$262,190	$925,938
Purchases	220,564	4,037
Principal payments	(63,926)	(186,451)
Interest income accretion and fair value adjustments recorded in earnings	1,565	5,094
Fair value at end of period	$420,393	$748,618

The following table summarizes the aggregate fair value of the Company’s HFI loans held at fair value, as well as the amount that was 90 days or more past due:

	March 31, 2024		December 31, 2023
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$448,233	$2,534	$281,031	$3,774
Cumulative fair value adjustments	(27,840)	(2,034)	(18,841)	(3,037)
Fair value of loans held for investment	$420,393	$500	$262,190	$737

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

Discount rate, which includes credit spreads, was the significant unobservable input used to measure the fair value of this Level 3 asset. The minimum, maximum and weighted-average discount rate assumptions were 7.1% and 7.0% as of March 31, 2024 and December 31, 2023, respectively.

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	March 31, 2024	December 31, 2023
Fair value of interests held	$1,765,259	$1,176,403
Expected remaining weighted-average life (in years)	1.5	1.5
Discount rate:
100 basis point increase	$(26,006)	$(18,016)
200 basis point increase	$(52,013)	$(36,033)

Fair Value Reconciliation

The following table presents senior asset-backed securities related to Structured Program transactions activity:

Three Months Ended March 31, 2024
Fair value at beginning of period	$1,176,403
Additions	697,347
Cash received	(106,474)
Change in unrealized loss	(2,017)
Fair value at end of period	$1,765,259

There was no activity associated with senior asset-backed securities related to Structured Program transactions during the first quarter of 2023 as this consists of the newly launched Structured Certificates that the Company began entering into in the second quarter of 2023.

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
(Unaudited)

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	March 31, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rates	7.3%	10.0%	8.4%	8.1%	10.3%	9.0%
Annualized net charge-off rate (1)	4.8%	5.9%	5.5%	4.9%	5.9%	5.5%
Annualized prepayment rate (1)	18.2%	20.1%	19.7%	19.2%	21.0%	20.1%
(1)    The weighted-average rate is calculated using the original principal balance of each security.

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	March 31, 2024	December 31, 2023
Fair value of interests held	$103,866	$73,393
Expected remaining weighted-average life (in years)	1.4	1.5
Discount rate:
100 basis point increase	$(1,300)	$(927)
200 basis point increase	$(2,557)	$(1,836)
Annualized net charge-off rate:
10% increase	$(1,169)	$(882)
20% increase	$(2,340)	$(1,771)
Annualized prepayment rate:
10% increase	$(236)	$(203)
20% increase	$(468)	$(430)

Fair Value Reconciliation

The following table presents other asset-backed securities related to Structured Program transactions activity:

	Three Months Ended March 31,
	2024	2023
Fair value at beginning of period	$73,393	$12,469
Additions	42,738	113
Cash received	(9,331)	(2,185)
Credit loss expense for securities available for sale	(2,892)	—
Change in unrealized loss	(42)	—
Fair value at end of period	$103,866	$10,397

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	March 31, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	8.7%	17.3%	11.1%	8.7%	17.3%	11.3%
Annualized net charge-off rate (1)	1.9%	23.8%	8.6%	1.9%	24.0%	8.7%
Annualized prepayment rate (1)	15.7%	25.8%	19.8%	15.6%	25.7%	20.3%
Market servicing rate (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	March 31, 2024	December 31, 2023
Fair value of servicing assets	$71,830	$77,680
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(625)	$(675)
200 basis point increase	$(1,251)	$(1,349)
Annualized net charge-off rate:
10% increase	$(755)	$(878)
20% increase	$(1,509)	$(1,756)
Annualized prepayment rate:
10% increase	$(1,459)	$(1,550)
20% increase	$(2,918)	$(3,100)

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

	March 31, 2024	December 31, 2023
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(8,096)	$(8,719)
Servicing rate decrease by 0.10%	$8,096	$8,719

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents servicing assets activity:

	Three Months Ended March 31,
	2024	2023
Fair value at beginning of period	$77,680	$84,308
Issuances (1)	13,578	14,125
Change in fair value, included in Marketplace revenue	(19,428)	(12,576)
Other net changes	—	3,384
Fair value at end of period	$71,830	$89,241
(1)    Represents the servicing assets recorded when the loans are sold. Included in “Gains on sales of loans” within “Marketplace revenue” on the Income Statement.

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets, and liabilities that are not recorded at fair value on a recurring basis:

March 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,246,666	$—	$—	$4,389,732	$4,389,732
Other assets	37,793	—	37,184	964	38,148
Total assets	$4,284,459	$—	$37,184	$4,390,696	$4,427,880

Liabilities:
Deposits (1)	$1,544,037	$—	$—	$1,544,037	$1,544,037
Borrowings	253,907	—	250,000	3,907	253,907
Other liabilities	53,325	—	31,855	21,470	53,325
Total liabilities	$1,851,269	$—	$281,855	$1,569,414	$1,851,269

December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,539,915	$—	$—	$4,675,354	$4,675,354
Other assets	37,605	—	36,884	1,017	37,901
Total assets	$4,577,520	$—	$36,884	$4,676,371	$4,713,255

Liabilities:
Deposits (1)	$1,714,889	$—	$—	$1,714,203	$1,714,203
Borrowings	6,398	—	—	6,398	6,398
Other liabilities	59,015	—	36,823	22,192	59,015
Total liabilities	$1,780,302	$—	$36,823	$1,742,793	$1,779,616
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

The table below presents the notional and gross fair value amounts of the Company’s credit derivatives:

	March 31, 2024		December 31, 2023
	Notional (1)	Gross Derivative Liability Fair Value (2)	Notional (1)	Gross Derivative Liability Fair Value (2)
Credit derivatives	$8,748	$(7,786)	$7,307	$(6,372)
(1)    Represents the maximum dollar exposure.
(2)    The fair value is based on the combined impact of both the quantitative and qualitative credit loss forecast.

For the first quarter of 2024, the Company recognized a loss of $1.4 million in earnings.

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

The table below presents the notional and gross fair value amounts of the Company’s derivatives used for hedging:

	March 31, 2024		December 31, 2023
	Notional	Gross Derivative Liability Fair Value (1)	Notional	Gross Derivative Liability Fair Value (1)
Derivatives used for hedging:
Interest rate swaps	$1,500,000	$(195)	$1,500,000	$(8,547)
(1)    Recorded in “Other liabilities” on the Balance Sheet.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the gains (losses) recognized on the Company’s fair value hedges:

Three Months Ended March 31, 2024
Gains (losses) recognized on:
Hedged item	$(8,672)
Derivatives used for hedging	8,352
Interest settlement on derivative (1)	1,373
Total gains on fair value hedges (2)	$1,053
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest and fees on loans held for investment” on the Income Statement.

The following table presents the cumulative basis adjustments for fair value hedges:

	March 31, 2024		December 31, 2023
Balance Sheet Line Item	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment to Hedged Item	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment to Hedged Item
Loans and leases held for investment at amortized cost	$2,613,869	$209	$3,109,854	$8,881
(1)    Represents the amortized cost of the total closed portfolio of loans designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship. At March 31, 2024 and December 31, 2023, the amortized cost of loans designated as the hedged item in the portfolio layer hedging relationship was $1.5 billion.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	March 31, 2024	December 31, 2023
Software (1)	$222,690	$209,260
Leasehold improvements	30,699	30,764
Computer equipment	21,645	21,654
Furniture and fixtures	5,554	5,845
Total property, equipment and software	280,588	267,523
Accumulated depreciation and amortization	(116,956)	(106,006)
Total property, equipment and software, net	$163,632	$161,517
(1)    Includes $58.3 million and $66.9 million of development in progress for internally-developed software and $4.3 million and $4.6 million of development in progress to customize purchased software as of March 31, 2024 and December 31, 2023, respectively.

Depreciation and amortization expense on property, equipment and software was $11.7 million and $11.2 million for the first quarters of 2024 and 2023, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both March 31, 2024 and December 31, 2023. The Company did not record any goodwill impairment expense for the first quarters of 2024 and 2023. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	March 31, 2024	December 31, 2023
Gross carrying value	$54,500	$54,500
Accumulated amortization	(43,335)	(42,365)
Net carrying value	$11,165	$12,135

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the first quarters of 2024 and 2023 was $1.0 million and $1.1 million, respectively. There was no impairment loss for the first quarters of 2024 and 2023.

The expected future amortization expense for intangible assets as of March 31, 2024, is as follows:

2024	$2,579
2025	2,901
2026	2,252
2027	1,603
2028	945
Thereafter	885
Total	$11,165

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

11. Other Assets

Other assets consist of the following:

	March 31, 2024	December 31, 2023
Deferred tax assets, net (1)	$149,669	$151,411
Servicing assets (2)	72,440	78,401
Nonmarketable equity investments	55,047	42,891
Accrued interest receivable	38,153	35,793
Operating lease assets	24,824	26,611
Intangible assets, net (3)	11,165	12,135
Other	98,844	108,211
Total other assets	$450,142	$455,453
(1)    See “Note 16. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $8.8 billion and $9.5 billion as of March 31, 2024 and December 31, 2023, respectively.
(3)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

12. Deposits

Deposits consist of the following:

	March 31, 2024	December 31, 2023
Interest-bearing deposits:
Savings and money market accounts	$4,695,523	$4,349,239
Certificates of deposit	1,544,037	1,714,889
Checking accounts	974,469	937,552
Total	7,214,029	7,001,680
Noninterest-bearing deposits	307,626	331,806
Total deposits	$7,521,655	$7,333,486

Total certificates of deposit at March 31, 2024 are scheduled to mature as follows:

2024	$1,248,282
2025	278,179
2026	3,544
2027	10,099
2028	2,019
Thereafter	1,914
Total certificates of deposit	$1,544,037

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the amount of certificates of deposit with denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand, segregated by time remaining until maturity, as of March 31, 2024:

	Three months or less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
Certificates of deposit	$8,490	$48,036	$119,352	$6,774	$182,652

13. Borrowings

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	March 31, 2024		December 31, 2023
	Available Borrowing Capacity	Pledged Collateral	Available Borrowing Capacity	Pledged Collateral
FRB Discount Window	$2,490,762	$3,028,916	$2,816,501	$3,507,541
FHLB of Des Moines (1)	400,560	828,432	661,337	838,511
Total	$2,891,322	$3,857,348	$3,477,838	$4,346,052
(1)    The reduction in available borrowing capacity as of March 31, 2024 compared to December 31, 2023 was primarily due to a $250 million short-term borrowing from the FHLB of Des Moines.

Short-term Borrowings

In March 2024, the Company borrowed $250 million from the FHLB of Des Moines, which it repaid in full the following month.

Long-term Debt

The following table summarizes the components of the Company’s long-term debt, as of the dates indicated:

	March 31, 2024	December 31, 2023
Advances from PPPLF (1):
Aggregate debt outstanding (fixed interest rate of 0.35%)	$3,907	$6,398
Pledged collateral	$3,590	$6,392
Retail notes and certificates (2):
Aggregate debt outstanding	$7,003	$10,488
Payable on Structured Program borrowings (3):
Aggregate debt outstanding	$1,640	$2,468
Pledged collateral	$3,071	$3,930
(1)    Collateralized by SBA Paycheck Protection Program (PPP) loans originated by the Company. The maturity date of the PPPLF borrowings matches the maturity date of the pledged SBA PPP loans. When loans are forgiven by the SBA, the corresponding PPPLF advance is paid by the Company.
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
(3)    Consists of certificate participations and securities of certain consolidated VIEs held by third-party investors and secured by “Restricted cash” of $3.1 million as of March 31, 2024 and by “Loans held for investment at fair value” of $0.5 million and “Restricted cash” of $3.4 million as of December 31, 2023.

14. Other Liabilities

Other liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$46,306	$54,619
Operating lease liabilities	35,138	37,869
Payable to investors (1)	31,855	36,823
Other	81,038	93,490
Total other liabilities	$194,337	$222,801
(1)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

15. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs), cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
RSUs	$11,982	$13,590
PBRSUs	1,617	702
Stock-based compensation expense, gross	13,599	14,292
Less: Capitalized stock-based compensation expense	2,055	2,404
Stock-based compensation expense, net	$11,544	$11,888

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	6,999,831	$9.42
Granted	3,541,491	$8.55
Vested	(1,266,737)	$10.38
Forfeited/expired	(110,402)	$9.04
Unvested at March 31, 2024	9,164,183	$8.96

During the first quarter of 2024, the Company granted 3,541,491 RSUs with an aggregate fair value of $30.3 million.

As of March 31, 2024, there was $76.7 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.1 years, subject to any forfeitures.

Performance-based Restricted Stock Units

The Company’s outstanding PBRSU awards have a market-based metric and/or a performance-based metric, each with a three-year performance period, following which any earned portion is immediately vested. With respect to PBRSU awards with a market-based metric, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metric) and expensed over the performance period. With respect to PBRSU awards with a performance-based metric, the compensation expense of the award is set at the time of grant (assuming a target level of achievement), subsequently adjusted for actual performance during the performance period and expensed over the performance/vesting period.

The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	1,469,813	$12.60
Granted	462,060	$8.59
Forfeited/expired	(364,970)	$24.54
Unvested at March 31, 2024	1,566,903	$8.64

During the first quarter of 2024, the Company granted 462,060 PBRSUs with an aggregate fair value of $4.0 million.

As of March 31, 2024, there was $8.3 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years, subject to any forfeitures.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

16. Income Taxes

For the first quarter of 2024, the Company recorded an income tax expense of $4.3 million, representing an effective tax rate of 25.9%. For the first quarter of 2023, the Company recorded an income tax expense of $4.1 million, representing an effective tax rate of 23.2%. The effective tax rate differs from the statutory rate due to the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the unfavorable impact of stock-based compensation.

The following table summarizes the Company’s net deferred tax assets:

	March 31, 2024	December 31, 2023
Deferred tax assets, net of liabilities	$195,777	$197,519
Valuation allowance	(46,108)	(46,108)
Deferred tax assets, net of valuation allowance	$149,669	$151,411

17. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the first quarters of 2024 and 2023, interest earned on Equipment Finance was $1.7 million and $2.9 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

	March 31, 2024	December 31, 2023
Lease receivables	$82,710	$92,546
Unguaranteed residual asset values	28,489	28,913
Unearned income	(9,840)	(11,072)
Deferred fees	543	605
Total	$101,902	$110,992

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of March 31, 2024 were as follows:

2024	$28,281
2025	27,236
2026	16,408
2027	7,836
2028	4,057
Thereafter	1,549
Total lease payments	$85,367
Discount effect	(2,657)
Present value of future minimum lease payments	$82,710

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of March 31, 2024, the lease agreements have remaining lease terms ranging from approximately two years to five years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. As of March 31, 2024, the Company pledged $0.4 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	March 31, 2024	December 31, 2023
Operating lease assets	Other assets	$24,824	$26,611
Operating lease liabilities	Other liabilities	$35,138	$37,869

Net lease costs were $2.6 million and $2.9 million during the first quarters of 2024 and 2023, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement.

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2024	2023
Non-cash operating activity:
Leased assets obtained or adjusted in exchange for new, amended, and modified operating lease liabilities (1)	$—	$(4,664)
(1)    Amounts include noncash remeasurements of the operating lease ROU asset.

The Company’s future minimum undiscounted lease payments under operating leases as of March 31, 2024 were as follows:

Operating Lease Payments
2024	$9,635
2025	13,129
2026	7,228
2027	4,265
2028	3,922
Thereafter	909
Total lease payments	$39,088
Discount effect	(3,950)
Present value of future minimum lease payments	$35,138

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	3.51	3.72
Weighted-average discount rate	5.02%	5.04%

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

Unfunded Loan Commitments

As of March 31, 2024 and December 31, 2023, the contractual amount of unfunded loan commitments was $72.1 million and $78.1 million, respectively. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance For Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the Company’s and LC Bank’s regulatory capital amounts (in millions) and ratios:

	March 31, 2024		December 31, 2023		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,100.9	17.6%	$1,090.2	17.9%	7.0%
Tier 1 capital	$1,100.9	17.6%	$1,090.2	17.9%	8.5%
Total capital	$1,181.0	18.9%	$1,169.2	19.2%	10.5%
Tier 1 leverage	$1,100.9	12.5%	$1,090.2	12.9%	4.0%
Risk-weighted assets	$6,254.9	N/A	$6,104.5	N/A	N/A
Quarterly adjusted average assets	$8,799.8	N/A	$8,476.1	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$949.4	15.4%	$949.4	15.8%	7.0%
Tier 1 capital	$949.4	15.4%	$949.4	15.8%	8.5%
Total capital	$1,028.6	16.6%	$1,027.4	17.1%	10.5%
Tier 1 leverage	$949.4	11.0%	$949.4	11.4%	4.0%
Risk-weighted assets	$6,180.2	N/A	$6,022.2	N/A	N/A
Quarterly adjusted average assets	$8,666.7	N/A	$8,337.4	N/A	N/A
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

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At March 31, 2024 and December 31, 2023, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since March 31, 2024 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. No dividends were declared by LC Bank during the first quarter of 2024 or during 2023.

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

All of the Company’s revenue is generated in the United States. The Company has experienced reductions in marketplace investor demand in connection with increases in interest rates and volatility in the macro economy. However, no individual borrower or marketplace investor accounted for 10% or more of total net revenue during the first quarter of 2024. During the first quarter of 2023, one marketplace bank investor accounted for 15% of total net revenue. No other individual borrower or marketplace investor accounted for 10% or more of total net revenue for any of the periods presented.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$38,515	$72,688	$9,828	$13,108	$7,548	$9,838	$55,891	$95,634
Other non-interest income	13,695	19,161	1,946	2,553	(13,732)	(18,358)	1,909	3,356
Total non-interest income	52,210	91,849	11,774	15,661	(6,184)	(8,520)	57,800	98,990

Interest income:
Interest income	204,807	198,330	2,544	4,083	—	—	207,351	202,413
Interest expense	(84,123)	(53,896)	(340)	(1,813)	—	—	(84,463)	(55,709)
Net interest income	120,684	144,434	2,204	2,270	—	—	122,888	146,704

Total net revenue	172,894	236,283	13,978	17,931	(6,184)	(8,520)	180,688	245,694

Provision for credit losses	(31,927)	(70,584)	—	—	—	—	(31,927)	(70,584)
Non-interest expense	(126,496)	(148,383)	(11,921)	(17,445)	6,184	8,520	(132,233)	(157,308)
Income before income tax benefit (expense)	14,471	17,316	2,057	486	—	—	16,528	17,802
Income tax benefit (expense)	(3,685)	(4,256)	(593)	120	—	—	(4,278)	(4,136)
Net income	$10,786	$13,060	$1,464	$606	$—	$—	$12,250	$13,666
Capital expenditures	$11,781	$16,398	$—	$—	$—	$—	$11,781	$16,398
Depreciation and amortization	$10,166	$6,894	$2,507	$5,460	$—	$—	$12,673	$12,354

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Assets
Total cash and cash equivalents	$1,044,809	$1,230,206	$125,402	$110,273	$(103,932)	$(87,975)	$1,066,279	$1,252,504
Restricted cash	—	—	40,949	46,628	(4,868)	(4,984)	36,081	41,644
Securities available for sale at fair value	2,227,233	1,617,309	1,267	2,953	—	—	2,228,500	1,620,262
Loans held for sale at fair value	550,415	407,773	—	—	—	—	550,415	407,773
Loans and leases held for investment, net	4,246,666	4,539,915	—	—	—	—	4,246,666	4,539,915
Loans held for investment at fair value (1)	414,607	253,800	12,789	18,878	—	—	427,396	272,678
Property, equipment and software, net	149,078	144,439	14,554	17,078	—	—	163,632	161,517
Investment in subsidiary	—	—	829,172	816,703	(829,172)	(816,703)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	350,509	341,680	116,012	131,135	(16,379)	(17,362)	450,142	455,453
Total assets	9,059,034	8,610,839	1,140,145	1,143,648	(954,351)	(927,024)	9,244,828	8,827,463
Liabilities and Equity
Total deposits	7,630,455	7,426,445	—	—	(108,800)	(92,959)	7,521,655	7,333,486
Borrowings (1)	253,907	6,398	8,643	12,956	—	—	262,550	19,354
Other liabilities	133,229	154,077	77,487	86,086	(16,379)	(17,362)	194,337	222,801
Total liabilities	8,017,591	7,586,920	86,130	99,042	(125,179)	(110,321)	7,978,542	7,575,641
Total equity	1,041,443	1,023,919	1,054,015	1,044,606	(829,172)	(816,703)	1,266,286	1,251,822
Total liabilities and equity	$9,059,034	$8,610,839	$1,140,145	$1,143,648	$(954,351)	$(927,024)	$9,244,828	$8,827,463
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report) as modified by “Part II – Item 1A. Risk Factors” in this Report. The forward-looking statements included in this Report are made only as of the date hereof and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Executive Summary

Despite the interest rate environment and broader economic volatility adversely impacting our business, predominantly through investor demand and pricing for marketplace loans, we have been able to sustain GAAP profitability as a result of our differentiated business model, strong execution, data advantage, and ongoing innovation. While we expect these headwinds to persist, we’re leveraging our Structured Certificates program to drive marketplace originations and managing the business prudently by aligning our expense base to current market and anticipated conditions. Furthermore, we maintained strong liquidity and capital levels and delivered the following results, despite a challenging economic environment.

•Loan originations: Loan originations for the first quarter of 2024 increased $16.0 million, or 1%, sequentially and decreased $641.1 million, or 28%, year over year. The year over year decrease was primarily driven by a decrease in unsecured personal loan origination volume. We attribute the decrease in volume and investor demand to the elevated interest rate environment.
◦Loan originations held for investment (HFI) at amortized cost for the first quarter of 2024 increased $86.9 million, or 44%, sequentially and decreased $716.7 million, or 72%, year over year.
◦Loan originations HFI at amortized cost as a percentage of loan originations was 17% and 12% for the first quarter of 2024 and fourth quarter of 2023, respectively, and 44% for the first quarter of 2023. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.

•Total net revenue: Total net revenue for the first quarter of 2024 decreased $4.9 million, or 3%, sequentially and $65.0 million, or 26%, year over year.
◦Marketplace revenue: Marketplace revenue for the first quarter of 2024 increased $3.7 million, or 7%, sequentially and decreased $39.7 million, or 42%, year over year. The sequential increase was primarily due to higher loan sale prices, partially offset by lower origination fees. The year over year decrease was primarily due to a decrease in loan origination volume and lower loan sale prices resulting from a shift in investor demand from banks to asset managers.
◦Net interest income: Net interest income for the first quarter of 2024 decreased $8.6 million, or 7%, sequentially and $23.8 million, or 16%, year over year. The decreases were primarily driven by a shift in asset mix from HFI loans to senior securities and an increase in interest expense associated with higher deposit funding costs.
◦Net interest margin: Net interest margin for the first quarter of 2024 was 5.8%, decreasing from 6.4% in the fourth quarter of 2024 and from 7.5% in the first quarter of 2023.

•Provision for credit losses: Provision for credit losses for the first quarter of 2024 decreased $10.0 million, or 24%, sequentially and $38.7 million, or 55%, year over year. The sequential decrease was due to overall lower balances of HFI loans, partially offset by a higher volume of originated loans retained as HFI at amortized cost

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
and the related initial provision for credit losses. The year over year decrease was due to the lower volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses.

•Total non-interest expense: Total non-interest expense for the first quarter of 2024 increased $2.2 million, or 2%, sequentially and decreased $25.1 million, or 16%, year over year. The year over year decrease was primarily driven by a decrease in compensation and benefits expense due to a decrease in headcount as a result of the workforce reduction plans we implemented in 2023 and a decrease in variable marketing expenses based on lower origination volume and prudent management of expenses.

•Net income: Net income for the first quarter of 2024 increased $2.1 million, or 21%, sequentially and decreased $1.4 million, or 10%, year over year.

•Diluted earnings per share (EPS): Diluted EPS for the first quarter of 2024 was $0.11, compared to $0.09 for the fourth quarter of 2024 and $0.13 for the same quarter last year.

•Pre-provision net revenue (PPNR): Pre-provision net revenue for the first quarter of 2024 decreased $7.1 million, or 13%, sequentially and $39.9 million, or 45%, year over year.

•Cash and cash equivalents: Total cash and cash equivalents as of March 31, 2024 decreased $186.2 million, or 15%, sequentially and $570.7 million, or 35%, year over year.

•Total assets: Total assets as of March 31, 2024 increased $417.4 million, or 5%, sequentially and $490.8 million, or 6%, year over year. The increases primarily reflect growth in securities related to our Structured Certificates and growth in loans held for sale (HFS) related to our extended seasoning program.

•Deposits: Total deposits as of March 31, 2024 increased $188.2 million, or 3%, sequentially, and $302.8 million, or 4%, year over year. The sequential increase primarily reflects growth in high yield savings and certificates of deposit, partially offset by a decrease in brokered deposits. The year over year increase was due to an increase in certificates of deposit. Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 87% of total deposits as of March 31, 2024.

•Total equity: Total equity as of March 31, 2024 increased $14.5 million, or 1%, sequentially, and $75.5 million, or 6%, year over year, primarily reflecting an increase in additional paid-in capital resulting from stock-based compensation expense and net income generated over the period.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights
We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	As of and for the three months ended
	March 31, 2024	December 31, 2023	March 31, 2023
Non-interest income	$57,800	$54,129	$98,990
Net interest income	122,888	131,477	146,704
Total net revenue	180,688	185,606	245,694
Non-interest expense	132,233	130,015	157,308
Pre-provision net revenue (1)	48,455	55,591	88,386
Provision for credit losses	31,927	41,907	70,584
Income before income tax expense	16,528	13,684	17,802
Income tax expense	(4,278)	(3,529)	(4,136)
Net income	12,250	10,155	13,666

Basic EPS	$0.11	$0.09	$0.13
Diluted EPS	$0.11	$0.09	$0.13

LendingClub Corporation Performance Metrics:
Net interest margin	5.8%	6.4%	7.5%
Efficiency ratio (2)	73.2%	70.0%	64.0%
Return on average equity (ROE)	3.9%	3.3%	4.6%
Return on average total assets (ROA)	0.5%	0.5%	0.7%
Marketing as a % of loan originations	1.47%	1.44%	1.18%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	17.6%	17.9%	15.6%
Tier 1 leverage ratio	12.5%	12.9%	12.8%
Book value per common share	$11.40	$11.34	$11.08
Tangible book value per common share (1)	$10.61	$10.54	$10.23

Loan Originations (in millions) (3):
Marketplace loans	$1,361	$1,432	$1,286
Loan originations held for investment	285	198	1,002
Total loan originations	$1,646	$1,630	$2,288
Loan originations held for investment as % of total loan originations	17%	12%	44%

Servicing portfolio AUM (in millions) (4):
Total servicing portfolio	$13,437	$14,122	$16,060
Loans serviced for others	$8,671	$9,336	$10,504
(1)    Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information.
(2)    Calculated as the ratio of non-interest expense to total net revenue.
(3)    Includes unsecured personal loans and auto loans only.
(4)    Assets under management (AUM) reflects loans serviced on our platform, which includes outstanding balances of unsecured personal loans, auto refinance loans and education and patient finance loans serviced for others and retained for investment by the Company.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of and for the Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Balance Sheet Data:
Securities available for sale	$2,228,500	$1,620,262	$380,028
Loans held for sale at fair value	$550,415	$407,773	$44,647
Loans and leases held for investment at amortized cost	$4,505,816	$4,850,302	$5,491,938
Gross allowance for loan and lease losses (1)	$(311,794)	$(355,773)	$(368,698)
Recovery asset value (2)	$52,644	$45,386	$19,841
Allowance for loan and lease losses	$(259,150)	$(310,387)	$(348,857)
Loans and leases held for investment at amortized cost, net	$4,246,666	$4,539,915	$5,143,081
Loans held for investment at fair value (3)	$427,396	$272,678	$787,473
Total loans and leases held for investment (3)	$4,674,062	$4,812,593	$5,930,554
Total assets	$9,244,828	$8,827,463	$8,754,018
Total deposits	$7,521,655	$7,333,486	$7,218,854
Total liabilities	$7,978,542	$7,575,641	$7,563,276
Total equity	$1,266,286	$1,251,822	$1,190,742

Allowance Ratios (4):
ALLL to total loans and leases held for investment at amortized cost	5.8%	6.4%	6.4%
ALLL to commercial loans and leases held for investment at amortized cost	1.9%	1.8%	2.0%
ALLL to consumer loans and leases held for investment at amortized cost	6.4%	7.2%	7.1%
Gross ALLL to consumer loans and leases held for investment at amortized cost	7.8%	8.3%	7.5%

Net charge-offs	$80,483	$82,511	$49,845
Net charge-off ratio(5)	6.9%	6.6%	3.8%
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.
(3)    Prior period amounts have been reclassified to conform to the current period presentation.
(4)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.
(5)    Calculated as annualized net charge-offs divided by average outstanding loans and leases HFI at amortized cost, net, during the period.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	March 31, 2024	December 31, 2023	March 31, 2023	Q1 2024 vs Q4 2023	Q1 2024 vs Q1 2023
Non-interest income:
Marketplace revenue	$55,891	$52,181	$95,634	7%	(42)%
Other non-interest income	1,909	1,948	3,356	(2)%	(43)%
Total non-interest income	57,800	54,129	98,990	7%	(42)%

Interest income:
Interest on loans held for sale	14,699	15,883	5,757	(7)%	155%
Interest and fees on loans and leases held for investment	132,393	145,223	150,467	(9)%	(12)%
Interest on loans held for investment at fair value (1)	8,409	10,022	28,575	(16)%	(71)%
Interest on securities available for sale	35,347	20,920	3,900	69%	806%
Other interest income	16,503	16,271	13,714	1%	20%
Total interest income	207,351	208,319	202,413	—%	2%

Interest expense:
Interest on deposits	83,963	76,253	53,273	10%	58%
Other interest expense (1)	500	589	2,436	(15)%	(79)%
Total interest expense	84,463	76,842	55,709	10%	52%

Net interest income	122,888	131,477	146,704	(7)%	(16)%

Total net revenue	180,688	185,606	245,694	(3)%	(26)%

Provision for credit losses	31,927	41,907	70,584	(24)%	(55)%

Non-interest expense:
Compensation and benefits	59,554	58,591	73,307	2%	(19)%
Marketing	24,136	23,465	26,880	3%	(10)%
Equipment and software	12,684	13,190	13,696	(4)%	(7)%
Depreciation and amortization	12,673	11,953	12,354	6%	3%
Professional services	7,091	7,727	9,058	(8)%	(22)%
Occupancy	3,861	3,926	4,310	(2)%	(10)%
Other non-interest expense	12,234	11,163	17,703	10%	(31)%
Total non-interest expense	132,233	130,015	157,308	2%	(16)%

Income before income tax expense	16,528	13,684	17,802	21%	(7)%
Income tax expense	(4,278)	(3,529)	(4,136)	21%	3%
Net income	$12,250	$10,155	$13,666	21%	(10)%
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

The analysis below is presented for the following periods: First quarter of 2024 compared to the fourth quarter of 2023 (sequential) and first quarter of 2024 compared to the first quarter of 2023 (year over year).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	March 31, 2024	December 31, 2023	March 31, 2023	Q1 2024 vs Q4 2023	Q1 2024 vs Q1 2023
Origination fees	$70,079	$76,702	$70,543	(9)%	(1)%
Servicing fees	19,592	17,450	26,380	12%	(26)%
Gain on sales of loans	10,909	11,921	14,125	(8)%	(23)%
Net fair value adjustments	(44,689)	(53,892)	(15,414)	(17)%	190%
Total marketplace revenue	$55,891	$52,181	$95,634	7%	(42)%

We elected to account for held for sale (HFS) loans under the fair value option. With the election of the fair value option, origination fees, net fair value adjustments prior to the sales of the loans, and servicing asset gains on the sales of the loans, are reported as separate components within “Marketplace revenue.”

Origination Fees

Origination fees recorded as a component of marketplace revenue are primarily fees earned related to originating and issuing unsecured personal loans that are HFS.

The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Change (%)
	March 31, 2024	December 31, 2023	March 31, 2023	Q1 2024 vs Q4 2023	Q1 2024 vs Q1 2023
Marketplace loans	$1,361,177	$1,432,028	$1,285,648	(5)%	6%
Loan originations held for investment	285,322	198,436	1,001,989	44%	(72)%
Total loan originations (1)	$1,646,499	$1,630,464	$2,287,637	1%	(28)%
(1)    Includes unsecured personal loans and auto loans only.

Sequential: Origination fees were $70.1 million and $76.7 million for the first quarter of 2024 and fourth quarter of 2023, respectively, a decrease of 9%. The decrease was primarily due to lower origination volume of marketplace loans and a lower weighted average origination fee for marketplace loans in the first quarter of 2024 compared to the fourth quarter of 2023.

Year Over Year: Origination fees were $70.1 million and $70.5 million for the first quarters of 2024 and 2023, respectively, a decrease of 1%. The decrease was due to a lower weighted average origination fee for marketplace loans in the first quarter of 2024 compared to the same period in 2023, partially offset by higher origination volume of marketplace loans.

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

				Change (%)
	March 31, 2024	December 31, 2023	March 31, 2023	Q1 2024 vs Q4 2023	Q1 2024 vs Q1 2023
AUM (in millions):
Loans sold	$8,671	$9,336	$10,504	(7)%	(17)%
Loans held by LendingClub Bank	4,754	4,767	5,499	—%	(14)%
Other	12	19	57	(37)%	(79)%
Total	$13,437	$14,122	$16,060	(5)%	(16)%

In addition to the loans serviced on our marketplace platform, we serviced $124.4 million, $133.2 million and $159.1 million in outstanding principal balance of commercial loans sold as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Sequential: Servicing fees were $19.6 million and $17.5 million for the first quarter of 2024 and fourth quarter of 2023, respectively, an increase of 12%. This was primarily due to an increase in collections revenue in the first quarter of 2024 compared to the fourth quarter of 2023.

Year Over Year: Servicing fees were $19.6 million and $26.4 million for the first quarters of 2024 and 2023, respectively, a decrease of 26%. This was primarily due to a decrease in loan balances serviced for others.

Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

Sequential: Gain on sales of loans was $10.9 million and $11.9 million for the first quarter of 2024 and fourth quarter of 2023, respectively, a decrease of 8%. The decrease was primarily due to a decrease in the volume of marketplace loans sold.

Year Over Year: Gain on sales of loans was $10.9 million and $14.1 million for the first quarters of 2024 and 2023, respectively, a decrease of 23%. The decrease was primarily due to a decrease in the volume of marketplace loans sold.

Net Fair Value Adjustments

We record fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

Sequential: Net fair value adjustments were $(44.7) million and $(53.9) million for the first quarter of 2024 and fourth quarter of 2023, respectively, a decreased loss of $9.2 million. The decrease in loss was primarily due to lower volume of loans sold, partially offset by an increase in loan sale prices.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Year Over Year: Net fair value adjustments were $(44.7) million and $(15.4) million for the first quarters of 2024 and 2023, respectively, an increased loss of $29.3 million. The increase in loss was primarily due to lower loan sale prices.

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

	Three Months Ended March 31, 2024			Three Months Ended December 31, 2023			Three Months Ended March 31, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$1,217,395	$16,503	5.42%	$1,190,539	$16,271	5.47%	$1,220,677	$13,714	4.49%
Securities available for sale at fair value	1,972,561	35,347	7.17%	1,197,625	20,920	6.99%	362,960	3,900	4.30%
Loans held for sale at fair value	467,275	14,699	12.58%	501,850	15,883	12.66%	110,580	5,757	20.83%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,518,101	116,055	13.20%	3,890,041	128,190	13.18%	4,066,713	133,687	13.15%
Commercial and other consumer loans	1,115,931	16,338	5.86%	1,126,010	17,033	6.05%	1,175,504	16,780	5.71%
Loans and leases held for investment at amortized cost	4,634,032	132,393	11.43%	5,016,051	145,223	11.58%	5,242,217	150,467	11.48%
Loans held for investment at fair value (2)	256,335	8,409	13.12%	306,636	10,022	13.07%	882,838	28,575	12.95%
Total loans and leases held for investment (2)	4,890,367	140,802	11.52%	5,322,687	155,245	11.67%	6,125,055	179,042	11.69%
Total interest-earning assets	8,547,598	207,351	9.70%	8,212,701	208,319	10.15%	7,819,272	202,413	10.35%

Cash and due from banks and restricted cash	58,440			63,181			71,878
Allowance for loan and lease losses	(291,168)			(334,711)			(338,359)
Other non-interest earning assets	631,468			659,995			666,650
Total assets	$8,946,338			$8,601,166			$8,219,441

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,054,614	$9,410	3.59%	$1,081,875	$9,593	3.52%	$1,633,691	$7,568	1.88%
Savings accounts and certificates of deposit	6,069,942	74,553	4.94%	5,720,058	66,660	4.62%	4,747,478	45,705	3.90%
Interest-bearing deposits (3)	7,124,556	83,963	4.74%	6,801,933	76,253	4.45%	6,381,169	53,273	3.39%
Other interest-bearing liabilities (2)	26,571	500	7.53%	24,180	589	9.74%	154,045	2,436	6.33%
Total interest-bearing liabilities	7,151,127	84,463	4.75%	6,826,113	76,842	4.47%	6,535,214	55,709	3.46%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2024			Three Months Ended December 31, 2023			Three Months Ended March 31, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Non-interest bearing deposits	317,430			314,822			241,954
Other liabilities	220,544			238,806			263,868
Total liabilities	$7,689,101			$7,379,741			$7,041,036

Total equity	$1,257,237			$1,221,425			$1,178,405
Total liabilities and equity	$8,946,338			$8,601,166			$8,219,441

Interest rate spread			4.95%			5.68%			6.90%

Net interest income and net interest margin		$122,888	5.75%		$131,477	6.40%		$146,704	7.50%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.
(3)    The average rate for interest-bearing deposits increased both sequentially and year over year due to the continued elevated interest rate environment and an increasing concentration of online deposits. We expect pressure on net interest margin to continue during 2024, but decline at a slower pace compared to 2023.

An analysis of the sequential and year-over-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$365	$(133)	$232
Securities available for sale at fair value	13,873	554	14,427
Loans held for sale at fair value	(1,088)	(96)	(1,184)
Loans and leases held for investment at amortized cost	(12,442)	(388)	(12,830)
Loans and leases held for investment at fair value (2)	(1,650)	37	(1,613)
Total decrease in interest income on interest-earning assets	$(942)	$(26)	$(968)
Interest-bearing liabilities
Checking and money market accounts	$(315)	$132	$(183)
Savings accounts and certificates of deposit	3,725	4,168	7,893
Interest-bearing deposits	3,410	4,300	7,710
Other interest-bearing liabilities (2)	54	(143)	(89)
Total increase in interest expense on interest-bearing liabilities	$3,464	$4,157	$7,621

Decrease in net interest income	$(4,406)	$(4,183)	$(8,589)
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(37)	$2,826	$2,789
Securities available for sale at fair value	27,331	4,116	31,447
Loans held for sale at fair value	12,024	(3,082)	8,942
Loans and leases held for investment at amortized cost	(19,352)	1,278	(18,074)
Loans and leases held for investment at fair value (2)	(20,547)	381	(20,166)
Total increase (decrease) in interest income on interest-earning assets	$(581)	$5,519	$4,938
Interest-bearing liabilities
Checking and money market accounts	$(3,399)	$5,241	$1,842
Savings accounts and certificates of deposit	14,778	14,070	28,848
Interest-bearing deposits	11,379	19,311	30,690
Other interest-bearing liabilities (2)	(2,327)	391	(1,936)
Total increase in interest expense on interest-bearing liabilities	$9,052	$19,702	$28,754

Decrease in net interest income	$(9,633)	$(14,183)	$(23,816)
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

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations held for investment in each period, which is a key driver for credit loss expense:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Credit loss expense for loans and leases held for investment	$29,246	$42,403	$70,850
Credit loss expense for securities available for sale	2,892	—	—
Credit loss expense for unfunded lending commitments	(211)	(496)	(266)
Total provision for credit losses	$31,927	$41,907	$70,584

Loan originations held for investment	$285,322	$198,436	$1,001,989

Sequential: The provision for credit losses was $31.9 million and $41.9 million for the first quarter of 2024 and fourth quarter of 2023, respectively, a decrease of 24%. The decrease was due to lower balances of HFI loans at amortized cost, partially offset by a higher volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses.

Year Over Year: The provision for credit losses was $31.9 million and $70.6 million for the first quarters of 2024 and 2023, respectively, a decrease of 55%. The decrease was primarily due to the lower volume of originated loans retained as HFI at amortized cost and the related initial provision for credit losses.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Allowance for Credit Losses

The activity in the allowance for credit losses (ACL) was as follows:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Allowance for loan and lease losses, beginning of period	$310,387	$350,495	$327,852
Credit loss expense for loans and leases held for investment	29,246	42,403	70,850
Charge-offs	(90,342)	(90,097)	(52,563)
Recoveries	9,859	7,586	2,718
Allowance for loan and lease losses, end of period	$259,150	$310,387	$348,857

Allowance for securities available for sale, beginning of period	$—	$—	$—
Credit loss expense for securities available for sale	2,892	—	—
Allowance for securities available for sale, end of period	$2,892	$—	$—

Reserve for unfunded lending commitments, beginning of period	$1,873	$2,369	$1,878
Credit loss expense for unfunded lending commitments	(211)	(496)	(266)
Reserve for unfunded lending commitments, end of period (1)	$1,662	$1,873	$1,612
(1)    Relates to $72.1 million, $78.1 million and $117.2 million of unfunded commitments as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

The following table presents the components of the allowance for loan and lease losses:

	March 31, 2024	December 31, 2023	March 31, 2023
Gross allowance for loan and lease losses (1)	$311,794	$355,773	$368,698
Recovery asset value (2)	(52,644)	(45,386)	(19,841)
Allowance for loan and lease losses	$259,150	$310,387	$348,857
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

	March 31, 2024	December 31, 2023	March 31, 2023
Total loans and leases held for investment	4,505,816	4,850,302	$5,491,938

Allowance for loan and lease losses	$259,150	$310,387	$348,857
Allowance ratio (1)	5.8%	6.4%	6.4%

Gross allowance for loan and lease losses	$311,794	$355,773	$368,698
Gross allowance ratio (1)	6.9%	7.3%	6.7%
(1)    Calculated as ALLL or gross ALLL, where applicable, to total loans and leases held for investment at amortized cost.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Charge-Offs

The following table presents information regarding average loan and lease balances, net charge-offs and the annualized ratio of net charge-offs to average outstanding loans and leases HFI at amortized cost, net, during the period:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Average loans and leases held for investment at amortized cost	$4,634,032	$5,016,051	$5,242,217
Net charge-offs	$80,483	$82,511	$49,845
Net charge-off ratio	6.9%	6.6%	3.8%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are charged-off no later than 120 days past due.

The following table presents information regarding total nonaccrual loans and leases:

	March 31, 2024	December 31, 2023
Nonaccrual loans and leases held for investment at amortized cost	$45,307	$44,382
% of total loans and leases held for investment	1.0%	0.9%

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

	Three Months Ended			Change (%)
	March 31, 2024	December 31, 2023	March 31, 2023	Q1 2024 vs Q4 2023	Q1 2024 vs Q1 2023
Non-interest expense:
Compensation and benefits	$59,554	$58,591	$73,307	2%	(19)%
Marketing	24,136	23,465	26,880	3%	(10)%
Equipment and software	12,684	13,190	13,696	(4)%	(7)%
Depreciation and amortization	12,673	11,953	12,354	6%	3%
Professional services	7,091	7,727	9,058	(8)%	(22)%
Occupancy	3,861	3,926	4,310	(2)%	(10)%
Other non-interest expense	12,234	11,163	17,703	10%	(31)%
Total non-interest expense	$132,233	$130,015	$157,308	2%	(16)%

Compensation and Benefits

Sequential: Compensation and benefits expense remained relatively flat for the first quarter of 2024 compared to the fourth quarter of 2023. The increase in the accrual of variable compensation expense was offset by a decrease in headcount as a result of the workforce reduction plan we implemented in October 2023.

Year Over Year: Compensation and benefits expense decreased $13.8 million, or 19%, for the first quarter of 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in headcount as a result of the workforce reduction plans we implemented in 2023.

Marketing

Sequential: Marketing expense increased $0.7 million, or 3%, for the first quarter of 2024 compared to the fourth quarter of 2023.

Year Over Year: Marketing expense decreased $2.7 million, or 10%, for the first quarter of 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in variable marketing expenses based on lower origination volume.

Equipment and Software

Sequential: Equipment and software expense decreased $0.5 million, or 4%, for the first quarter of 2024 compared to the fourth quarter of 2023.

Year Over Year: Equipment and software expense decreased $1.0 million, or 7%, for the first quarter of 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in subscription costs.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Depreciation and Amortization

Sequential: Depreciation and amortization expense increased $0.7 million, or 6%, for the first quarter of 2024 compared to the fourth quarter of 2023.

Year Over Year: Depreciation and amortization expense increased $0.3 million, or 3%, for the first quarter of 2024 compared to the same period in 2023.

Professional Services

Sequential: Professional services decreased $0.6 million, or 8%, for the first quarter of 2024 compared to the fourth quarter of 2023.

Year Over Year: Professional services decreased $2.0 million, or 22%, for the first quarter of 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in consulting fees.

Occupancy

Sequential: Occupancy expense remained relatively flat for the first quarter of 2024 compared to the fourth quarter of 2023.

Year Over Year: Occupancy expense decreased $0.4 million, or 10%, for the first quarter of 2024 compared to the same period in 2023.

Other non-interest expense

Sequential: Other non-interest expense increased $1.1 million, or 10%, for the first quarter of 2024 compared to the fourth quarter of 2023.

Year Over Year: Other non-interest expense decreased $5.5 million, or 31%, for the first quarter of 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in consumer credit services.

Income Taxes

For the first quarter of 2024, we recorded an income tax expense of $4.3 million, representing an effective tax rate of 25.9%. For the first quarter of 2023, we recorded an income tax expense of $4.1 million, representing an effective tax rate of 23.2%. The effective tax rate differs from the statutory rate due to the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the unfavorable impact of stock-based compensation.

As of March 31, 2024, we maintained a valuation allowance of $46.1 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on the allocation of taxable income constraints to the Parent and not related to the earnings of the Company. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following table:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$38,515	$72,688	$9,828	$13,108	$7,548	$9,838	$55,891	$95,634
Other non-interest income	13,695	19,161	1,946	2,553	(13,732)	(18,358)	1,909	3,356
Total non-interest income	52,210	91,849	11,774	15,661	(6,184)	(8,520)	57,800	98,990

Interest income:
Interest income	204,807	198,330	2,544	4,083	—	—	207,351	202,413
Interest expense	(84,123)	(53,896)	(340)	(1,813)	—	—	(84,463)	(55,709)
Net interest income	120,684	144,434	2,204	2,270	—	—	122,888	146,704

Total net revenue	172,894	236,283	13,978	17,931	(6,184)	(8,520)	180,688	245,694

Provision for credit losses	(31,927)	(70,584)	—	—	—	—	(31,927)	(70,584)
Non-interest expense	(126,496)	(148,383)	(11,921)	(17,445)	6,184	8,520	(132,233)	(157,308)
Income before income tax benefit (expense)	14,471	17,316	2,057	486	—	—	16,528	17,802
Income tax benefit (expense)	(3,685)	(4,256)	(593)	120	—	—	(4,278)	(4,136)
Net income	$10,786	$13,060	$1,464	$606	$—	$—	$12,250	$13,666
Capital expenditures	$11,781	$16,398	$—	$—	$—	$—	$11,781	$16,398
Depreciation and amortization	$10,166	$6,894	$2,507	$5,460	$—	$—	$12,673	$12,354

The material drivers and trends of the financial results of the segments presented above are consistent with those provided on a consolidated basis in "Results of Operations."

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Pre-Provision Net Revenue (PPNR) and Tangible Book Value (TBV) Per Common Share. Our non-GAAP financial measures do have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP.

We believe these non-GAAP financial measures provide management and investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and enable comparison of our financial results with other public companies.

We believe PPNR is an important measure because it reflects the underlying financial performance of our business operations. PPNR is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income.

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

The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
GAAP Net income	$12,250	$10,155	$13,666
Less: Provision for credit losses	(31,927)	(41,907)	(70,584)
Less: Income tax expense	(4,278)	(3,529)	(4,136)
Pre-provision net revenue	$48,455	$55,591	$88,386

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Non-interest income	$57,800	$54,129	$98,990
Net interest income	122,888	131,477	146,704
Total net revenue	180,688	185,606	245,694
Non-interest expense	(132,233)	(130,015)	(157,308)
Pre-provision net revenue	48,455	55,591	88,386
Provision for credit losses	(31,927)	(41,907)	(70,584)
Income before income tax expense	16,528	13,684	17,802
Income tax expense	(4,278)	(3,529)	(4,136)
GAAP Net income	$12,250	$10,155	$13,666

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	March 31, 2024	December 31, 2023	March 31, 2023
GAAP common equity	$1,266,286	$1,251,822	$1,190,742
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Intangible assets	(11,165)	(12,135)	(15,201)
Tangible common equity	$1,179,404	$1,163,970	$1,099,824

Book value per common share
GAAP common equity	$1,266,286	$1,251,822	$1,190,742
Common shares issued and outstanding	111,120,415	110,410,602	107,460,734
Book value per common share	$11.40	$11.34	$11.08

Tangible book value per common share
Tangible common equity	$1,179,404	$1,163,970	$1,099,824
Common shares issued and outstanding	111,120,415	110,410,602	107,460,734
Tangible book value per common share	$10.61	$10.54	$10.23

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

If we are found to not have complied with applicable laws, regulations or requirements, we could: (i) lose one or more of our licenses or authorizations, or be required to obtain a new license or authorization (ii) become subject to a consent order or administrative enforcement action, (iii) face lawsuits (including class action lawsuits), sanctions, penalties, or other monetary losses due to judgments, orders, or settlements, (iv) be in breach of certain contracts, which may void or cancel such contracts, (v) decide or be compelled to modify or suspend certain of our business practices and/or (vi) be unable to execute on certain Company initiatives, which may have an adverse effect on our ability to operate and/or evolve our lending marketplace and other products and/or services; any of which may harm our business or financial results.

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

The following table summarizes the Company’s and LC Bank’s regulatory capital amounts (in millions) and ratios:

	March 31, 2024		December 31, 2023		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,100.9	17.6%	$1,090.2	17.9%	7.0%
Tier 1 capital	$1,100.9	17.6%	$1,090.2	17.9%	8.5%
Total capital	$1,181.0	18.9%	$1,169.2	19.2%	10.5%
Tier 1 leverage	$1,100.9	12.5%	$1,090.2	12.9%	4.0%
Risk-weighted assets	$6,254.9	N/A	$6,104.5	N/A	N/A
Quarterly adjusted average assets	$8,799.8	N/A	$8,476.1	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$949.4	15.4%	$949.4	15.8%	7.0%
Tier 1 capital	$949.4	15.4%	$949.4	15.8%	8.5%
Total capital	$1,028.6	16.6%	$1,027.4	17.1%	10.5%
Tier 1 leverage	$949.4	11.0%	$949.4	11.4%	4.0%
Risk-weighted assets	$6,180.2	N/A	$6,022.2	N/A	N/A
Quarterly adjusted average assets	$8,666.7	N/A	$8,337.4	N/A	N/A
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,044,809	$1,230,206
Securities available for sale (1)	$359,375	$370,466
Deposits	$7,630,455	$7,426,445

Available borrowing capacity:
FHLB of Des Moines borrowing capacity (2)	$400,560	$661,337
FRB Discount Window borrowing capacity	$2,490,762	$2,816,501
Total available borrowing capacity	$2,891,322	$3,477,838
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

Net capital expenditures were $11.8 million, or 6.8% of total net revenue, and $16.4 million, or 6.9% of total net revenue, for the first quarters of 2024 and 2023, respectively. Capital expenditures in 2024 are expected to be approximately $50 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $125.4 million and $110.3 million in cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	March 31, 2024	December 31, 2023
Instantaneous Change in Interest Rates:
+ 200 basis points	(6.3)%	(4.8)%
+ 100 basis points	(2.9)%	(2.2)%
– 100 basis points	0.6%	—%
– 200 basis points	0.6%	(0.4)%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, investment purchases, and cash and cash equivalents as well as by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The increase in sensitivity as of March 31, 2024 relative to December 31, 2023 is primarily due to the composition of our loans and deposits and assumes no replacement of maturing interest rate hedges. Furthermore, during fluctuating interest rate environments, the increased sensitivity of repricing interest-bearing deposits is more impactful than that of repricing fixed-rate loans.

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

Contingencies

For a comprehensive discussion of contingencies as of March 31, 2024, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first quarter of 2024.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2024, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the first quarter of 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LENDINGCLUB CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table shows the trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), adopted by the Company’s directors and executive officers during the first quarter of 2024:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold (1)
Erin Selleck, Director	March 1, 2024	January 31, 2025	Up to 8,869
(1) The aggregate number of shares to be sold pursuant to this trading arrangement includes shares from outstanding restricted stock units that are subject to applicable service-based vesting conditions.

Other than disclosed above, during the first quarter of 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Awards Amendment

On April 30, 2024, the Company and its CEO, Scott Sanborn, entered into an agreement (the Awards Amendment) to amend certain restricted stock unit awards granted to him in 2022 and 2024 to provide that 72,463 restricted stock units shall be cash settled. The Awards Amendment is filed as Exhibit 10.1 to this Report and is incorporated herein by reference.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of LendingClub Corporation	8-K	000-54752	3.1	December 16, 2014
3.2	Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective July 5, 2019	10-Q	001-36771	3.1	August 7, 2019
3.3	Second Certificate of Amendment of Restated Certificate of Incorporation of LendingClub Corporation, effective June 7, 2022	8-K	001-36771	3.1	June 7, 2022
3.4	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
10.1	Awards Amendment					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	May 1, 2024	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	May 1, 2024	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer