Form 10-Q
period 2024-06-30
LendingClub Corp
filed 2024-08-01
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 19, 2024, there were 111,816,791 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

ACL	Allowance for Credit Losses (includes the allowance for loan and lease losses, allowance for securities available for sale and reserve for unfunded lending commitments)
Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the Basel III capital framework
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Condensed Consolidated Statements of Income
LC Bank or LendingClub Bank	LendingClub Bank, National Association
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
OCC	Office of the Comptroller of the Currency
Parent	LendingClub Corporation (the Parent Company of LendingClub Bank, National Association and other subsidiaries)
PPNR or Pre-Provision Net Revenue	PPNR, or Pre-Provision Net Revenue, is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income
Radius	Radius Bancorp, Inc.
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Statement of Cash Flow	Condensed Consolidated Statements of Cash Flows

Structured Certificates	Asset-backed securitization transaction where the Company retains the senior note security and sells the residual certificate on a pool of loans to a marketplace investor at a predetermined price
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
•the impact of the continuation of, or changes in, the short-term and long-term interest rate environment and economic climate;
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
•the use of our own capital to purchase loans;
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
•our ability to continue to realize the financial and strategic benefits of our digital marketplace bank business model; and

LENDINGCLUB CORPORATION

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$19,099	$14,993
Interest-bearing deposits in banks	919,020	1,237,511
Total cash and cash equivalents	938,119	1,252,504
Restricted cash (1)	31,332	41,644
Securities available for sale at fair value ($2,869,880 and $1,663,990 at amortized cost, respectively)	2,814,383	1,620,262
Loans held for sale at fair value	791,059	407,773
Loans and leases held for investment	4,228,391	4,850,302
Allowance for loan and lease losses	(228,909)	(310,387)
Loans and leases held for investment, net	3,999,482	4,539,915
Loans held for investment at fair value (1)(2)	339,222	272,678
Property, equipment and software, net	166,150	161,517
Goodwill	75,717	75,717
Other assets (1)	430,586	455,453
Total assets	$9,586,050	$8,827,463
Liabilities and Equity
Deposits:
Interest-bearing	$7,759,632	$7,001,680
Noninterest-bearing	335,696	331,806
Total deposits	8,095,328	7,333,486
Borrowings (1)(2)	5,474	19,354
Other liabilities (1)	197,303	222,801
Total liabilities	8,298,105	7,575,641
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 111,812,215 and 110,410,602 shares issued and outstanding, respectively	1,118	1,104
Additional paid-in capital	1,685,865	1,669,828
Accumulated deficit	(361,653)	(388,806)
Accumulated other comprehensive loss	(37,385)	(30,304)
Total equity	1,287,945	1,251,822
Total liabilities and equity	$9,586,050	$8,827,463
(1)    Includes amounts in consolidated VIEs. See “Notes to Condensed Consolidated Financial Statements – Note 6. Securitizations and Variable Interest Entities.”
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$56,353	$82,783	$112,244	$178,417
Other non-interest income	2,360	3,035	4,269	6,391
Total non-interest income	58,713	85,818	116,513	184,808

Interest income:
Interest on loans held for sale	26,721	4,433	41,420	10,190
Interest and fees on loans and leases held for investment	124,819	162,085	257,212	312,552
Interest on loans held for investment at fair value (1)	12,047	22,886	20,456	51,461
Interest on securities available for sale	42,879	5,948	78,226	9,848
Other interest income	13,168	19,134	29,671	32,848
Total interest income	219,634	214,486	426,985	416,899

Interest expense:
Interest on deposits	90,193	66,521	174,156	119,794
Other interest expense (1)	913	1,313	1,413	3,749
Total interest expense	91,106	67,834	175,569	123,543

Net interest income	128,528	146,652	251,416	293,356

Total net revenue	187,241	232,470	367,929	478,164

Provision for credit losses	35,561	66,595	67,488	137,179

Non-interest expense:
Compensation and benefits	56,540	71,553	116,094	144,860
Marketing	26,665	23,940	50,801	50,820
Equipment and software	12,360	13,968	25,044	27,664
Depreciation and amortization	13,072	11,638	25,745	23,992
Professional services	7,804	9,974	14,895	19,032
Occupancy	3,941	4,684	7,802	8,994
Other non-interest expense	11,876	15,322	24,110	33,025
Total non-interest expense	132,258	151,079	264,491	308,387

Income before income tax expense	19,422	14,796	35,950	32,598
Income tax expense	(4,519)	(4,686)	(8,797)	(8,822)
Net income	$14,903	$10,110	$27,153	$23,776
Earnings per share: (2)
Basic EPS	$0.13	$0.09	$0.24	$0.22
Diluted EPS	$0.13	$0.09	$0.24	$0.22
Weighted-average common shares – Basic	111,395,025	107,892,590	111,040,410	107,405,072
Weighted-average common shares – Diluted	111,466,497	107,895,072	111,076,938	107,409,129
(1)    Prior period amounts have been reclassified to conform to the current period presentation.
(2)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Earnings Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$14,903	$10,110	$27,153	$23,776
Other comprehensive loss:
Change in net unrealized loss on securities available for sale	(256)	(7,758)	(9,686)	(2,159)
Other comprehensive loss, before tax	(256)	(7,758)	(9,686)	(2,159)
Income tax effect	68	2,107	2,605	587
Other comprehensive loss, net of tax	(188)	(5,651)	(7,081)	(1,572)
Total comprehensive income	$14,715	$4,459	$20,072	$22,204

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2024	111,120,415	$1,111	$1,678,928	$(37,197)	$(376,556)	$1,266,286
Stock-based compensation	—	—	11,315	—	—	11,315
Net issuances under equity incentive plans	691,800	7	(4,378)	—	—	(4,371)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(188)	—	(188)
Net income	—	—	—	—	14,903	14,903
Balance at June 30, 2024	111,812,215	$1,118	$1,685,865	$(37,385)	$(361,653)	$1,287,945

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2023	110,410,602	$1,104	$1,669,828	$(30,304)	$(388,806)	$1,251,822
Stock-based compensation	—	—	24,914	—	—	24,914
Net issuances under equity incentive plans	1,401,613	14	(8,877)	—	—	(8,863)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(7,081)	—	(7,081)
Net income	—	—	—	—	27,153	27,153
Balance at June 30, 2024	111,812,215	$1,118	$1,685,865	$(37,385)	$(361,653)	$1,287,945

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2023	107,460,734	$1,075	$1,637,283	$(33,537)	$(414,079)	$1,190,742
Stock-based compensation	—	—	18,021	—	—	18,021
Net issuances under equity incentive plans	1,233,386	12	(7,711)	—	—	(7,699)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(5,651)	—	(5,651)
Net income	—	—	—	—	10,110	10,110
Balance at June 30, 2023	108,694,120	$1,087	$1,647,593	$(39,188)	$(403,969)	$1,205,523

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2022	106,546,995	$1,065	$1,628,590	$(37,616)	$(427,745)	$1,164,294
Stock-based compensation	—	—	32,091	—	—	32,091
Net issuances under equity incentive plans	2,147,125	22	(13,088)	—	—	(13,066)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,572)	—	(1,572)
Net income	—	—	—	—	23,776	23,776
Balance at June 30, 2023	108,694,120	$1,087	$1,647,593	$(39,188)	$(403,969)	$1,205,523

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$27,153	$23,776
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net fair value adjustments	96,084	38,856
Change in fair value of loan servicing assets	35,296	29,650
Gain on sales of loans	(21,657)	(27,346)
Provision for credit losses	67,488	137,179
Accretion of loan deferred fees and costs	(36,686)	(50,292)
Stock-based compensation, net	20,993	27,716
Depreciation and amortization	25,745	23,992
Other, net	1,258	(6,363)
Net change to loans held for sale	(1,980,860)	(138,347)
Net change in operating assets and liabilities:
Other assets	8,257	14,065
Other liabilities	(22,044)	(49,751)
Net cash (used for) provided by operating activities	(1,778,973)	23,135
Cash Flows from Investing Activities:
Net change in loans and leases (1)	435,152	(191,945)
Purchases of securities available for sale	(15,341)	(45,120)
Proceeds from maturities and paydowns of securities available for sale	309,956	19,022
Purchases of property, equipment and software, net	(24,646)	(32,255)
Other investing activities	(1,271)	(7,600)
Net cash provided by (used for) investing activities	703,850	(257,898)
Cash Flows from Financing Activities:
Net change in deposits	773,171	450,559
Principal payments on borrowings (1)	(14,211)	(88,498)
Other financing activities	(8,534)	(13,066)
Net cash provided by financing activities	750,426	348,995
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(324,697)	$114,232
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$1,294,148	$1,124,484
Cash, Cash Equivalents and Restricted Cash, End of Period	$969,451	$1,238,716

Supplemental Cash Flow Information:
Cash paid for interest	$178,261	$115,112
Cash paid for taxes	$52	$7,245
Cash paid for operating leases included in the measurement of lease liabilities	$6,360	$6,364

Supplemental Non-cash Investing Activity:
Net securities retained from Structured Program transactions	$1,498,125	$153,229
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$938,119	$1,252,504
Restricted cash	31,332	41,644
Total cash, cash equivalents and restricted cash	$969,451	$1,294,148

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

The Company made the following presentation changes in the condensed consolidated financial statements and accompanying notes during the first half of 2024:
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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six months ended June 30, 2024.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Adoption of New Accounting Standards

The Company did not adopt new accounting standards during the six months ended June 30, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which improves income tax disclosure requirements, primarily through enhanced disclosures surrounding rate reconciliation and income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024. The amendments of this standard should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is evaluating the impact of this ASU but does not expect it to be material.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Origination fees	$77,131	$70,989	$147,210	$141,532
Servicing fees	19,869	22,015	39,461	48,395
Gain on sales of loans	10,748	13,221	21,657	27,346
Net fair value adjustments	(51,395)	(23,442)	(96,084)	(38,856)
Total marketplace revenue	$56,353	$82,783	$112,244	$178,417

3. Earnings Per Share

The following table details the computation of the Company’s Basic and Diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPS:
Net income attributable to stockholders	$14,903	$10,110	$27,153	$23,776
Weighted-average common shares – Basic	111,395,025	107,892,590	111,040,410	107,405,072
Basic EPS	$0.13	$0.09	$0.24	$0.22

Diluted EPS:
Net income attributable to stockholders	$14,903	$10,110	$27,153	$23,776
Weighted-average common shares – Diluted	111,466,497	107,895,072	111,076,938	107,409,129
Diluted EPS	$0.13	$0.09	$0.24	$0.22

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions	$2,300,892	$11,369	$(147)	$—	$2,312,114
U.S. agency residential mortgage-backed securities	258,894	42	(42,600)	—	216,336
Other asset-backed securities related to Structured Program transactions (1)	137,910	3	(285)	(2,083)	135,545
U.S. agency securities	93,455	—	(14,388)	—	79,067
Mortgage-backed securities	51,356	8	(6,093)	—	45,271
Other asset-backed securities	24,126	30	(601)	—	23,555
Municipal securities	3,247	—	(752)	—	2,495
Total securities available for sale (2)	$2,869,880	$11,452	$(64,866)	$(2,083)	$2,814,383

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions	$1,165,513	$10,932	$(42)	$1,176,403
U.S. agency residential mortgage-backed securities	261,885	208	(37,497)	224,596
U.S. agency securities	93,452	—	(13,348)	80,104
Other asset-backed securities related to Structured Program transactions (1)	70,662	2,731	—	73,393
Mortgage-backed securities	42,511	—	(5,435)	37,076
Other asset-backed securities	26,710	25	(634)	26,101
Municipal securities	3,257	—	(668)	2,589
Total securities available for sale (2)	$1,663,990	$13,896	$(57,624)	$1,620,262
(1)    As of June 30, 2024 and December 31, 2023, $135.5 million and $70.1 million, respectively, of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    As of June 30, 2024 and December 31, 2023, includes $356.6 million and $359.5 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$134,085	$(147)	$—	$—	$134,085	$(147)
U.S. agency residential mortgage-backed securities	15,321	(182)	194,767	(42,418)	210,088	(42,600)
Other asset-backed securities related to Structured Program transactions	32,936	(285)	—	—	32,936	(285)
U.S. agency securities	2,994	(6)	76,073	(14,382)	79,067	(14,388)
Mortgage-backed securities	9,704	(129)	33,066	(5,964)	42,770	(6,093)
Other asset-backed securities	1,045	—	13,624	(601)	14,669	(601)
Municipal securities	—	—	2,495	(752)	2,495	(752)
Total securities with unrealized losses	$196,085	$(749)	$320,025	$(64,117)	$516,110	$(64,866)

	Less than 12 months		12 months or longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$38,359	$(42)	$—	$—	$38,359	$(42)
U.S. agency residential mortgage-backed securities	6,497	(149)	201,426	(37,348)	207,923	(37,497)
U.S. agency securities	—	—	80,104	(13,348)	80,104	(13,348)
Mortgage-backed securities	13,973	(740)	23,103	(4,695)	37,076	(5,435)
Other asset-backed securities	12,911	(50)	8,538	(584)	21,449	(634)
Municipal securities	—	—	2,589	(668)	2,589	(668)
Total securities with unrealized losses	$71,740	$(981)	$315,760	$(56,643)	$387,500	$(57,624)

At June 30, 2024, the majority of the Company’s AFS investment portfolio was comprised of senior asset-backed securities related to Structured Program transactions and U.S. agency-backed securities. Management considers U.S. agency-backed securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at June 30, 2024, were rated investment grade. Substantially all of these unrealized losses in the AFS investment portfolio were caused by interest rate increases. The Company does not intend to sell the investment portfolio, and it is not more likely than not that it will be required to sell any investment before recovery of its amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses for AFS securities, by security type:

	Other asset-backed securities related to Structured Program transactions
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Allowance for credit losses at beginning of period	$2,892	$—
Credit loss expense (benefit) for securities available for sale	(809)	2,083
Allowance for credit losses at end of period	$2,083	$2,083

There was no activity in the allowance for credit losses for AFS securities during the second quarter and first half of 2023.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

June 30, 2024	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due within 1 year:
U.S. agency securities	$3,000	$2,955
Total due within 1 year	3,000	2,955	3.50%
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	$2,300,892	$2,312,114
Other asset-backed securities related to Structured Program transactions	137,910	135,545
U.S. agency securities	7,850	7,520
Mortgage-backed securities	1,649	1,496
Other asset-backed securities	380	381
Municipal securities	154	135
U.S. agency residential mortgage-backed securities	2	2
Total due after 1 year through 5 years	2,448,837	2,457,193	7.82%
Due after 5 years through 10 years:
U.S. agency securities	21,998	19,854
Other asset-backed securities	13,821	13,811
U.S. agency residential mortgage-backed securities	4,313	4,055
Mortgage-backed securities	2,001	1,678
Municipal securities	465	393
Total due after 5 years through 10 years	42,598	39,791	4.17%
Due after 10 years:
U.S. agency residential mortgage-backed securities	254,579	212,279
U.S. agency securities	60,607	48,738
Mortgage-backed securities	47,706	42,097
Other asset-backed securities	9,925	9,363
Municipal securities	2,628	1,967
Total due after 10 years	375,445	314,444	2.81%
Total securities available for sale	$2,869,880	$2,814,383	6.92%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the six months ended June 30, 2024.

There were no sales of AFS securities during the second quarters and first halves of 2024 and 2023.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost. Other HFI and all HFS loans are recorded at fair value with the Company’s election of the fair value option. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $30.7 million and $32.2 million as of June 30, 2024 and December 31, 2023, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	June 30, 2024	December 31, 2023
Unsecured personal	$3,144,504	$3,726,830
Residential mortgages	178,290	183,050
Secured consumer	244,288	250,039
Total consumer loans held for investment	3,567,082	4,159,919
Equipment finance (1)	83,770	110,992
Commercial real estate	381,873	380,322
Commercial and industrial	195,666	199,069
Total commercial loans and leases held for investment	661,309	690,383
Total loans and leases held for investment	4,228,391	4,850,302
Allowance for loan and lease losses	(228,909)	(310,387)
Loans and leases held for investment, net (2)	$3,999,482	$4,539,915
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.
(2)    As of June 30, 2024 and December 31, 2023, the Company had $3.3 billion and $4.0 billion in loans pledged as collateral. This was comprised of $2.8 billion and $3.5 billion in loans pledged as collateral under the Federal Reserve Bank (FRB) Discount Window and $475.9 million and $479.0 million in loans pledged to the Federal Home Loan Bank (FHLB) of Des Moines as of June 30, 2024 and December 31, 2023, respectively.

The following table presents the components of the allowance for loan and lease losses (ALLL):

	June 30, 2024	December 31, 2023
Gross allowance for loan and lease losses (1)	$285,368	$355,773
Recovery asset value (2)	(56,459)	(45,386)
Allowance for loan and lease losses	$228,909	$310,387
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

June 30, 2024	Consumer	Commercial	Total
Loans and leases held for investment	$3,567,082	$661,309	$4,228,391

Allowance for loan and lease losses	$210,729	$18,180	$228,909
Allowance ratio (1)	5.9%	2.7%	5.4%

Gross allowance for loan and lease losses	$267,188	$18,180	$285,368
Gross allowance ratio (1)	7.5%	2.7%	6.7%

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2023	Consumer	Commercial	Total
Loans and leases held for investment	$4,159,919	$690,383	$4,850,302

Allowance for loan and lease losses	$298,061	$12,326	$310,387
Allowance ratio (1)	7.2%	1.8%	6.4%

Gross allowance for loan and lease losses	$343,447	$12,326	$355,773
Gross allowance ratio (1)	8.3%	1.8%	7.3%
(1)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the allowance for credit losses by portfolio segment was as follows:

	Three Months Ended June 30,
	2024			2023
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$246,280	$12,870	$259,150	$333,546	$15,311	$348,857
Credit loss expense (benefit) for loans and leases held for investment	30,760	5,817	36,577	66,874	(684)	66,190
Charge-offs (1)	(77,494)	(594)	(78,088)	(63,345)	(924)	(64,269)
Recoveries	11,183	87	11,270	4,086	299	4,385
Allowance for loan and lease losses, end of period	$210,729	$18,180	$228,909	$341,161	$14,002	$355,163

Reserve for unfunded lending commitments, beginning of period	$—	$1,662	$1,662	$67	$1,545	$1,612
Credit loss expense (benefit) for unfunded lending commitments	—	(207)	(207)	(67)	472	405
Reserve for unfunded lending commitments, end of period (2)	$—	$1,455	$1,455	$—	$2,017	$2,017

	Six Months Ended June 30,
	2024			2023
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$298,061	$12,326	$310,387	$312,489	$15,363	$327,852
Credit loss expense (benefit) for loans and leases held for investment	58,446	7,377	65,823	137,558	(518)	137,040
Charge-offs (1)	(166,604)	(1,826)	(168,430)	(115,557)	(1,275)	(116,832)
Recoveries	20,826	303	21,129	6,671	432	7,103
Allowance for loan and lease losses, end of period	$210,729	$18,180	$228,909	$341,161	$14,002	$355,163

Reserve for unfunded lending commitments, beginning of period	$—	$1,873	$1,873	$18	$1,860	$1,878
Credit loss expense (benefit) for unfunded lending commitments	—	(418)	(418)	(18)	157	139
Reserve for unfunded lending commitments, end of period (2)	$—	$1,455	$1,455	$—	$2,017	$2,017
(1)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(2)    Relates to $91.5 million and $108.9 million of unfunded commitments as of June 30, 2024 and 2023, respectively. As of June 30, 2024, $8.3 million of the $91.5 million of unfunded commitments is unconditionally cancellable and therefore has no associated reserve.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents charge-offs by origination year for the first half of 2024:

	Gross Charge-Offs by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Unsecured personal	$284	$48,127	$86,555	$30,540	$—	$—	$165,506
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	—	263	529	306	—	—	1,098
Total consumer loans held for investment	284	48,390	87,084	30,846	—	—	166,604
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Commercial and industrial	—	421	99	403	—	903	1,826
Total commercial loans and leases held for investment	—	421	99	403	—	903	1,826

Total loans and leases held for investment	$284	$48,811	$87,183	$31,249	$—	$903	$168,430

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

June 30, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Unsecured personal
Current	$497,390	$1,138,471	$1,185,700	$252,988	$—	$—	$3,074,549
30-59 days past due	1,156	8,634	11,549	3,498	—	—	24,837
60-89 days past due	506	7,481	11,675	3,207	—	—	22,869
90 or more days past due	322	8,609	11,080	3,814	—	—	23,825
Total unsecured personal (1)	499,374	1,163,195	1,220,004	263,507	—	—	3,146,080
Residential mortgages
Current	—	—	47,442	53,460	29,369	47,872	178,143
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	147	147
90 or more days past due	—	—	—	—	—	—	—
Total residential mortgages	—	—	47,442	53,460	29,369	48,019	178,290
Secured consumer
Current	45,213	102,201	75,981	15,771	—	2,417	241,583
30-59 days past due	—	439	1,107	279	—	—	1,825
60-89 days past due	—	142	395	85	—	—	622
90 or more days past due	—	75	129	54	—	—	258
Total secured consumer	45,213	102,857	77,612	16,189	—	2,417	244,288
Total consumer loans held for investment	$544,587	$1,266,052	$1,345,058	$333,156	$29,369	$50,436	$3,568,658
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of June 30, 2024, the basis adjustment totaled $1.6 million and represents a decrease to the amortized cost of the hedged loans. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

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

Commercial Lending Credit Quality Indicators

The Company evaluates the credit quality of its commercial loan portfolio based on regulatory risk ratings. The Company categorizes loans and leases into risk ratings based on relevant information about the quality and realizable value of collateral, if any, and the ability of obligors to service their debts, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases based on their associated credit risk and performs this analysis whenever credit is extended, renewed or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans. Risk rating classifications consist of the following:

Pass – Loans and leases that the Company believes will fully repay in accordance with the contractual loan terms.

Special Mention – Loans and leases with a potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Company’s credit position at some future date.

Substandard – Loans and leases that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Normal payment from the borrower is in jeopardy, although loss of principal, while still possible, is not imminent.

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

June 30, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$2,238	$37,916	$16,691	$11,158	$12,621	$80,624	$—
Special mention	—	—	413	783	—	—	1,196	—
Substandard	—	—	1,339	611	—	—	1,950	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	2,238	39,668	18,085	11,158	12,621	83,770	—
Commercial real estate
Pass	13,288	56,543	90,377	24,878	31,182	121,961	338,229	30,413
Special mention	—	—	1,996	—	562	5,009	7,567	2,122
Substandard	—	—	444	8,490	9,190	13,247	31,371	7,247
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	2,703	1,515	—	488	4,706	3,980
Total commercial real estate	13,288	56,543	95,520	34,883	40,934	140,705	381,873	43,762
Commercial and industrial
Pass	13,752	39,318	47,418	33,457	7,900	19,283	161,128	100,789
Special mention	—	3,407	1,295	—	—	135	4,837	3,632
Substandard	—	—	12,789	2,392	709	1,918	17,808	9,811
Doubtful	—	—	3,279	1,559	504	285	5,627	4,703
Loss	—	—	1,442	3,575	—	1,249	6,266	6,279
Total commercial and industrial	13,752	42,725	66,223	40,983	9,113	22,870	195,666	125,214
Total commercial loans and leases held for investment	$27,040	$101,506	$201,411	$93,951	$61,205	$176,196	$661,309	$168,976
(1)    Represents loan balances guaranteed by the Small Business Association (SBA).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$2,945	$33,430	$26,311	$7,754	$9,411	$6,288	$86,139	$—
Special mention	—	15,235	1,962	5,873	1,335	—	24,405	—
Substandard	—	—	—	448	—	—	448	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	2,945	48,665	28,273	14,075	10,746	6,288	110,992	—
Commercial real estate
Pass	49,067	94,247	34,535	43,058	52,160	78,062	351,129	33,423
Special mention	—	—	—	—	—	13,706	13,706	—
Substandard	—	3,598	7,716	—	—	2,139	13,453	9,425
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,515	—	—	519	2,034	1,471
Total commercial real estate	49,067	97,845	43,766	43,058	52,160	94,426	380,322	44,319
Commercial and industrial
Pass	40,636	60,352	39,304	9,525	10,282	11,626	171,725	104,928
Special mention	—	10,881	1,532	729	137	444	13,723	9,384
Substandard	—	2,304	5,426	673	1,045	1,434	10,882	6,908
Doubtful	—	649	—	548	—	286	1,483	1,214
Loss	—	—	—	—	—	1,256	1,256	1,229
Total commercial and industrial	40,636	74,186	46,262	11,475	11,464	15,046	199,069	123,663
Total commercial loans and leases held for investment	$92,648	$220,696	$118,301	$68,608	$74,370	$115,760	$690,383	$167,982
(1)    Represents loan balances guaranteed by the SBA.

The following tables present an analysis of the past due loans and leases HFI at amortized cost within the commercial portfolio segment:

June 30, 2024	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$18	$—	$8	$26	$—
Commercial real estate	7,422	384	8,569	16,375	10,894
Commercial and industrial	8,715	774	5,869	15,358	12,736
Total commercial loans and leases held for investment	$16,155	$1,158	$14,446	$31,759	$23,630

December 31, 2023	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$1,265	$—	$—	$1,265	$—
Commercial real estate	—	3,566	1,618	5,184	4,047
Commercial and industrial	12,261	1,632	1,515	15,408	11,260
Total commercial loans and leases held for investment	$13,526	$5,198	$3,133	$21,857	$15,307
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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Modifications

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Short-term payment reduction	$10,926	$206	$22,445	$367
Permanent loan modification	1,778	897	3,092	1,287
Debt settlement	6,153	6,504	6,264	6,616
Total loan modifications – unsecured personal loans	$18,857	$7,607	$31,801	$8,270

% of unsecured personal loans at amortized cost as of period end	0.6%	0.2%	1.0%	0.2%

During the third quarter of 2023, the Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of five to eight months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $17.6 million of loan balances at amortized cost outstanding as of June 30, 2024, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the second quarter and first half of 2024, the weighted-average interest rate reduction under this program was approximately 7.5% and 7.9%, respectively. During the second quarter and first half of 2023, the weighted-average interest rate reduction under this program was approximately 8.1% and 8.7%, respectively. The weighted-average maturity date extension was approximately twelve months for all periods.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	June 30, 2024			June 30, 2023(1)
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured personal loans
Current	$21,215	$4,317	$161	$354	$1,221	$10
30-59 days	1,850	177	23	9	36	11
60-89 days	1,526	281	616	4	30	1,829
90 or more days	896	148	5,622	—	—	4,766
Total loan modifications	$25,487	$4,923	$6,422	$367	$1,287	$6,616
(1)     Reflects the delinquency status of the amortized cost of loan modifications that were modified during the preceding six months, as the associated ASU 2022-02 was adopted prospectively on January 1, 2023.

In the event of a borrower defaulting at 120 days past due, the modified loan is charged-off at the time of default. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023(1)	2024	2023(1)
Short-term payment reduction	$1,367	$14	$1,560	$14
Permanent loan modification	489	51	928	78
Debt settlement	20,197	12,756	41,972	18,463
Total loan modifications – unsecured personal loans	$22,053	$12,821	$44,460	$18,555
(1)     Reflects total amount of charge-offs during the period for loan modifications that were entered into within the preceding six months of charge-off, as the associated ASU 2022-02 was adopted prospectively on January 1, 2023.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases:

	June 30, 2024		December 31, 2023
	Nonaccrual	Nonaccrual with no related ACL (1)	Nonaccrual	Nonaccrual with no related ACL (1)
Unsecured personal	$23,825	$—	$30,132	$—
Residential mortgages	305	305	312	312
Secured consumer	257	—	217	—
Total nonaccrual consumer loans held for investment	24,387	305	30,661	312

Equipment finance	—	—	—	—
Commercial real estate	20,443	6,304	9,663	2,187
Commercial and industrial	20,316	7,512	4,058	1,590
Total nonaccrual commercial loans and leases held for investment (2)	40,759	13,816	13,721	3,777

Total nonaccrual loans and leases held for investment	$65,146	$14,121	$44,382	$4,089
(1)     Subset of total nonaccrual loans and leases.
(2)     Includes $24.5 million and $10.4 million in loan balances guaranteed by the SBA as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024		December 31, 2023
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$24,387	0.7%	$30,661	0.7%
Total nonaccrual commercial loans and leases held for investment	40,759	6.2%	13,721	2.0%
Total nonaccrual loans and leases held for investment	$65,146	1.5%	$44,382	0.9%
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

	June 30, 2024			December 31, 2023
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Assets
Restricted cash	$2,818	$—	$2,818	$3,454	$—	$3,454
Securities available for sale at fair value	—	2,447,660	2,447,660	—	1,249,796	1,249,796
Loans held for investment at fair value (1)	155	—	155	970	—	970
Other assets	7	48,048	48,055	14	31,531	31,545
Total assets	$2,980	$2,495,708	$2,498,688	$4,438	$1,281,327	$1,285,765
Liabilities
Borrowings (1)	1,511	—	1,511	2,888	—	2,888
Other liabilities	—	5,407	5,407	4	3,301	3,305
Total liabilities	$1,511	$5,407	$6,918	$2,892	$3,301	$6,193
Total net assets (maximum loss exposure)	$1,469	$2,490,301	$2,491,770	$1,546	$1,278,026	$1,279,572
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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Unconsolidated VIEs

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value of consideration received:
Cash	$97,246	$18,051	$190,890	$18,051
Securities retained from Structured Program transactions	759,149	153,229	1,498,125	153,229
Other assets, net	9,906	2,299	19,639	2,299
Total consideration	866,301	173,579	1,708,654	173,579
Fair value of loans sold	(857,434)	(171,559)	(1,691,210)	(171,559)
Gain on sales of loans (1)	$8,867	$2,020	$17,444	$2,020

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$5,982	$862	$10,705	$1,876
Interest received on securities retained from Structured Program transactions	$37,390	$2,406	$67,053	$3,594
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

As of June 30, 2024, the aggregate unpaid principal balance held by unconsolidated VIEs was $2.8 billion, of which $22.1 million was attributable to off-balance sheet loans that were 30 days or more past due. As of December 31, 2023, the aggregate unpaid principal balance held by unconsolidated VIEs was $1.6 billion, of which $9.5 million was attributable to off-balance sheet loans that were 30 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

June 30, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$791,059	$791,059
Loans held for investment at fair value	—	—	339,222	339,222
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	2,312,114	2,312,114
U.S. agency residential mortgage-backed securities	—	216,336	—	216,336
Other asset-backed securities related to Structured Program transactions	—	—	135,545	135,545
U.S. agency securities	—	79,067	—	79,067
Mortgage-backed securities	—	45,271	—	45,271
Other asset-backed securities	—	23,555	—	23,555
Municipal securities	—	2,495	—	2,495
Total securities available for sale	—	366,724	2,447,659	2,814,383
Servicing assets	—	—	69,709	69,709
Other assets	—	5,841	—	5,841
Total assets	$—	$372,565	$3,647,649	$4,020,214

Liabilities:
Borrowings	—	—	5,474	5,474
Other liabilities	—	4,070	10,700	14,770
Total liabilities	$—	$4,070	$16,174	$20,244

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

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the second quarters and first halves of 2024 or 2023.

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

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFS:

	June 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	7.7%	12.3%	8.9%	8.1%	10.3%	9.0%
Annualized net charge-off rate (1)	2.1%	21.6%	6.2%	2.7%	12.9%	6.5%
Annualized prepayment rate (1)	15.0%	21.4%	18.7%	15.7%	22.5%	19.9%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

Fair Value Sensitivity

The sensitivity of loans HFS at fair value to adverse changes in key assumptions was as follows:

	June 30, 2024	December 31, 2023
Loans held for sale at fair value	$791,059	$407,773
Expected remaining weighted-average life (in years)	1.5	1.5
Discount rate:
100 basis point increase	$(10,237)	$(5,093)
200 basis point increase	$(19,908)	$(10,051)
Annualized net charge-off rate:
10% increase	$(9,363)	$(5,102)
20% increase	$(18,694)	$(10,184)
Annualized prepayment rate:
10% increase	$(1,596)	$(851)
20% increase	$(3,111)	$(1,628)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents loans HFS at fair value activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value at beginning of period	$550,415	$44,647	$407,773	$110,400
Originations and purchases	1,397,930	1,272,118	2,680,180	2,477,147
Sales	(1,042,166)	(1,238,252)	(2,101,814)	(2,485,498)
Principal payments	(63,605)	(5,135)	(97,877)	(11,600)
Transfers	—	191,807	—	191,807
Realized charge-offs, net of recoveries, recorded in earnings	(4,205)	(2,107)	(8,436)	(7,720)
Fair value adjustments recorded in earnings	(47,310)	(12,717)	(88,767)	(24,175)
Fair value at end of period	$791,059	$250,361	$791,059	$250,361

The following table summarizes the aggregate fair value of the Company’s HFS loans, as well as the amount that was 90 days or more past due:

	June 30, 2024		December 31, 2023
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$829,090	$1,521	$431,955	$1,395
Cumulative fair value adjustments	(38,031)	(1,224)	(24,182)	(1,102)
Fair value of loans held for sale	$791,059	$297	$407,773	$293

Loans Held for Investment at Fair Value

The Company does not assume principal or interest rate risk on loans that were funded by its member payment- dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. As such, the tables presented below exclude retail and certificate loans held for investment at fair value, which were $4.6 million and $10.5 million at June 30, 2024 and December 31, 2023, respectively.

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFI:

	June 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	6.3%	22.8%	12.4%	8.4%	16.2%	12.8%
Annualized net charge-off rate (1)	2.1%	20.8%	7.0%	1.9%	5.9%	3.7%
Annualized prepayment rate (1)	16.1%	24.9%	20.4%	18.6%	27.7%	22.6%
(1)    The weighted-average rate is calculated using the original principal balance of each the loan pool.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions was as follows:

	June 30, 2024	December 31, 2023
Loans held for investment at fair value	$334,642	$262,190
Expected remaining weighted-average life (in years)	0.9	0.9
Discount rate:
100 basis point increase	$(2,548)	$(1,957)
200 basis point increase	$(5,062)	$(3,888)
Annualized net charge-off rate:
10% increase	$(2,840)	$(1,753)
20% increase	$(6,063)	$(3,595)
Annualized prepayment rate:
10% increase	$(1,057)	$(857)
20% increase	$(2,131)	$(1,675)

Fair Value Reconciliation

The following table presents loans HFI at fair value activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value at beginning of period	$420,393	$748,618	$262,190	$925,938
Purchases	12,220	—	232,784	4,037
Principal payments	(96,004)	(156,287)	(159,930)	(342,738)
Transfers	—	(191,634)	—	(191,634)
Interest income accretion and fair value adjustments recorded in earnings	(1,967)	3,422	(402)	8,516
Fair value at end of period	$334,642	$404,119	$334,642	$404,119

The following table summarizes the aggregate fair value of the Company’s HFI loans held at fair value, as well as the amount that was 90 days or more past due:

	June 30, 2024		December 31, 2023
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$362,823	$5,843	$281,031	$3,774
Cumulative fair value adjustments	(28,181)	(4,701)	(18,841)	(3,037)
Fair value of loans held for investment	$334,642	$1,142	$262,190	$737

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable input, which includes credit spreads, was used in the fair value measurement of senior asset-backed securities related to Structured Program transactions:

	June 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	6.9%	7.1%	7.0%	7.0%	7.0%	7.0%

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	June 30, 2024	December 31, 2023
Fair value of interests held	$2,312,114	$1,176,403
Expected remaining weighted-average life (in years)	1.4	1.5
Discount rate:
100 basis point increase	$(31,714)	$(18,016)
200 basis point increase	$(63,429)	$(36,033)

Fair Value Reconciliation

The following table presents senior asset-backed securities related to Structured Program transactions activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value at beginning of period	$1,765,259	$—	$1,176,403	$—
Additions	716,299	144,680	1,413,646	144,680
Cash received	(171,793)	(1,290)	(278,267)	(1,290)
Change in unrealized gain (loss)	2,349	(605)	332	(605)
Fair value at end of period	$2,312,114	$142,785	$2,312,114	$142,785

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
(Unaudited)

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	June 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	6.9%	11.4%	8.7%	8.1%	10.3%	9.0%
Annualized net charge-off rate (1)	4.4%	6.0%	5.3%	4.9%	5.9%	5.5%
Annualized prepayment rate (1)	17.4%	19.7%	18.8%	19.2%	21.0%	20.1%
(1)    The weighted-average rate is calculated using the original principal balance of each security.

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	June 30, 2024	December 31, 2023
Fair value of interests held	$135,545	$73,393
Expected remaining weighted-average life (in years)	1.4	1.5
Discount rate:
100 basis point increase	$(1,685)	$(927)
200 basis point increase	$(3,302)	$(1,836)
Annualized net charge-off rate:
10% increase	$(1,405)	$(882)
20% increase	$(2,817)	$(1,771)
Annualized prepayment rate:
10% increase	$(241)	$(203)
20% increase	$(476)	$(430)

Fair Value Reconciliation

The following table presents other asset-backed securities related to Structured Program transactions activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value at beginning of period	$103,866	$10,397	$73,393	$12,469
Additions	43,887	8,667	86,625	8,780
Cash received	(12,735)	(2,084)	(22,066)	(4,269)
Credit loss (expense) benefit for securities available for sale	809	—	(2,083)	—
Change in unrealized gain (loss)	(282)	—	(324)	—
Fair value at end of period	$135,545	$16,980	$135,545	$16,980

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	June 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	8.7%	17.3%	10.9%	8.7%	17.3%	11.3%
Annualized net charge-off rate (1)	1.9%	23.5%	8.1%	1.9%	24.0%	8.7%
Annualized prepayment rate (1)	15.2%	24.8%	19.2%	15.6%	25.7%	20.3%
Market servicing rate (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	June 30, 2024	December 31, 2023
Fair value of servicing assets	$69,709	$77,680
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(618)	$(675)
200 basis point increase	$(1,236)	$(1,349)
Annualized net charge-off rate:
10% increase	$(679)	$(878)
20% increase	$(1,357)	$(1,756)
Annualized prepayment rate:
10% increase	$(1,386)	$(1,550)
20% increase	$(2,772)	$(3,100)

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

	June 30, 2024	December 31, 2023
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(7,956)	$(8,719)
Servicing rate decrease by 0.10%	$7,956	$8,719

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents servicing assets activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value at beginning of period	$71,830	$89,241	$77,680	$84,308
Issuances (1)	13,759	13,576	27,337	27,701
Change in fair value, included in Marketplace revenue	(15,868)	(17,074)	(35,296)	(29,650)
Other net changes	(12)	(356)	(12)	3,028
Fair value at end of period	$69,709	$85,387	$69,709	$85,387
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

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets, and liabilities that are not recorded at fair value on a recurring basis:

June 30, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,999,482	$—	$—	$4,124,236	$4,124,236
Other assets	39,329	—	38,886	823	39,709
Total assets	$4,038,811	$—	$38,886	$4,125,059	$4,163,945

Liabilities:
Deposits (1)	$1,792,943	$—	$—	$1,791,688	$1,791,688
Other liabilities	48,123	—	27,609	20,514	48,123
Total liabilities	$1,841,066	$—	$27,609	$1,812,202	$1,839,811

December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,539,915	$—	$—	$4,675,354	$4,675,354
Other assets	37,605	—	36,884	1,017	37,901
Total assets	$4,577,520	$—	$36,884	$4,676,371	$4,713,255

Liabilities:
Deposits (1)	$1,714,889	$—	$—	$1,714,203	$1,714,203
Borrowings	6,398	—	—	6,398	6,398
Other liabilities	59,015	—	36,823	22,192	59,015
Total liabilities	$1,780,302	$—	$36,823	$1,742,793	$1,779,616
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

8. Derivative Instruments and Hedging Activities

The Company enters into derivative instruments, including interest rate swaps and interest rate caps, to manage exposure to interest rate risk associated with its fixed-rate assets. In addition, the Company provides credit support agreements to a limited number of strategic investors which are accounted for as credit derivative liabilities.

Derivatives Not Designated as Accounting Hedges

The table below presents the notional and gross fair value amounts of the Company’s derivatives that are not designated as accounting hedges:

	June 30, 2024			December 31, 2023
	Notional	Derivative Liability (1)	Derivative Asset (1)	Notional	Derivative Liability (1)
Credit derivatives (2)	$10,763	$(9,814)	$—	$7,307	$(6,372)
Interest rate caps	200,000	—	403	—	—
Total	$210,763	$(9,814)	$403	$7,307	$(6,372)
(1)    Recorded in “Other liabilities” or “Other assets,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flow.
(2)    Represent credit support agreements related to loan sales, whereby the Company is obligated to make payments to a limited number of strategic investors approximately 18 months after sale if credit losses exceed certain initial agreed-upon thresholds, subject to a maximum dollar amount. The notional amount represents the Company’s maximum dollar exposure. The fair value of the credit derivatives is based on the combined impact of both the quantitative and qualitative credit loss forecast.

The table below presents the losses recognized on the Company’s derivatives that are not designated as accounting hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Credit derivatives (1)	$(2,008)	$(945)	$(3,442)	$(945)
Interest rate caps (2)	(63)	—	(63)	—
Total losses	$(2,071)	$(945)	$(3,505)	$(945)
(1)    The initial fair value of the credit derivative liabilities is recorded in “Gain on sales of loans” with changes in the fair value recorded in “Net fair value adjustments,” both within “Marketplace revenue” on the Income Statement.
(2)    Changes in the fair value of the interest rate cap are recorded in “Net fair value adjustments” within “Marketplace revenue” on the Income Statement.

Derivatives Designated as Accounting Hedges

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The table below presents the notional and gross fair value amounts of the Company’s fair value hedges:

	June 30, 2024		December 31, 2023
	Notional	Derivative Asset (1)	Notional	Derivative Liability (1)
Interest rate swaps	$1,300,000	$1,368	$1,500,000	$(8,547)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flow.

The following table summarizes the gains recognized on the Company’s fair value hedges:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Hedged item	$(1,785)	$(10,457)
Derivatives used for hedging	1,563	9,915
Interest settlement on derivative (1)	1,396	2,769
Total gains on fair value hedges (2)	$1,174	$2,227
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest and fees on loans held for investment” on the Income Statement.

The following table presents the cumulative basis adjustments for fair value hedges:

	June 30, 2024		December 31, 2023
Balance Sheet Line Item	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment to Hedged Item	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment to Hedged Item
Loans and leases held for investment at amortized cost	$2,156,120	$(1,576)	$3,109,854	$8,881
(1)    Represents the amortized cost of the total closed portfolio of loans designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship. At June 30, 2024 and December 31, 2023, the amortized cost of loans designated as the hedged item in the portfolio layer hedging relationship was $1.3 billion and $1.5 billion, respectively.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2024	December 31, 2023
Software (1)	$230,752	$209,260
Leasehold improvements	30,699	30,764
Computer equipment	21,655	21,654
Furniture and fixtures	5,554	5,845
Total property, equipment and software	288,660	267,523
Accumulated depreciation and amortization	(122,510)	(106,006)
Total property, equipment and software, net	$166,150	$161,517
(1)    Includes $67.9 million and $66.9 million of development in progress for internally-developed software and $4.7 million and $4.6 million of development in progress to customize purchased software as of June 30, 2024 and December 31, 2023, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Depreciation and amortization expense on property, equipment and software was $12.2 million and $23.9 million for the second quarter and first half of 2024, respectively. Depreciation and amortization expense on property, equipment and software was $10.6 million and $21.8 million for the second quarter and first half of 2023, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both June 30, 2024 and December 31, 2023. The Company did not record any goodwill impairment expense for the second quarters and first halves of 2024 and 2023. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	June 30, 2024	December 31, 2023
Gross carrying value	$54,500	$54,500
Accumulated amortization	(44,207)	(42,365)
Net carrying value	$10,293	$12,135

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the second quarter and first half of 2024 was $0.9 million and $1.8 million, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2023 was $1.0 million and $2.2 million, respectively. There was no impairment loss for the second quarters and first halves of 2024 and 2023.

The expected future amortization expense for intangible assets as of June 30, 2024, is as follows:

2024	$1,707
2025	2,901
2026	2,252
2027	1,603
2028	945
Thereafter	885
Total	$10,293

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

11. Other Assets

Other assets consist of the following:

	June 30, 2024	December 31, 2023
Deferred tax assets, net (1)	$145,220	$151,411
Servicing assets (2)	70,152	78,401
Nonmarketable equity investments	44,161	42,891
Accrued interest receivable	39,493	35,793
Operating lease assets	23,027	26,611
Intangible assets, net (3)	10,293	12,135
Other	98,240	108,211
Total other assets	$430,586	$455,453
(1)    See “Note 16. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $8.4 billion and $9.5 billion as of June 30, 2024 and December 31, 2023, respectively.
(3)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

12. Deposits

Deposits consist of the following:

	June 30, 2024	December 31, 2023
Interest-bearing deposits:
Savings and money market accounts	$4,968,644	$4,349,239
Certificates of deposit	1,792,943	1,714,889
Checking accounts	998,045	937,552
Total	7,759,632	7,001,680
Noninterest-bearing deposits	335,696	331,806
Total deposits	$8,095,328	$7,333,486

Total certificates of deposit at June 30, 2024 are scheduled to mature as follows:

2024	$1,234,149
2025	537,720
2026	4,637
2027	11,099
2028	2,021
Thereafter	3,317
Total certificates of deposit	$1,792,943

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the amount of certificates of deposit with denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand, segregated by time remaining until maturity, as of June 30, 2024:

	Three months or less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
Certificates of deposit	$50,894	$96,095	$55,258	$10,632	$212,879

13. Borrowings

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	June 30, 2024		December 31, 2023
	Available Borrowing Capacity	Pledged Collateral	Available Borrowing Capacity	Pledged Collateral
FRB Discount Window	$2,345,668	$2,802,549	$2,816,501	$3,507,541
FHLB of Des Moines	649,783	832,414	661,337	838,511
Total	$2,995,451	$3,634,963	$3,477,838	$4,346,052

Long-term Debt

The following table summarizes the components of the Company’s long-term debt, as of the dates indicated:

	June 30, 2024	December 31, 2023
Advances from PPPLF (1):
Aggregate debt outstanding (fixed interest rate of 0.35%)	$—	$6,398
Pledged collateral	$—	$6,392
Retail notes and certificates (2):
Aggregate debt outstanding	$4,580	$10,488
Payable on Structured Program borrowings (3):
Aggregate debt outstanding	$894	$2,468
Pledged collateral	$2,755	$3,930
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
(3)    Consists of certificate participations and securities of certain consolidated VIEs held by third-party investors and secured by “Restricted cash” of $2.8 million as of June 30, 2024 and by “Loans held for investment at fair value” of $0.5 million and “Restricted cash” of $3.4 million as of December 31, 2023.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

14. Other Liabilities

Other liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$60,896	$54,619
Operating lease liabilities	32,308	37,869
Payable to investors (1)	27,609	36,823
Other	76,490	93,490
Total other liabilities	$197,303	$222,801
(1)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

15. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs), cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	$11,573	$16,383	$23,555	$29,973
PBRSUs	(258)	1,762	1,359	2,464
Stock-based compensation expense, gross	11,315	18,145	24,914	32,437
Less: Capitalized stock-based compensation expense	1,866	2,317	3,921	4,721
Stock-based compensation expense, net	$9,449	$15,828	$20,993	$27,716

Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	6,999,831	$9.42
Granted	3,837,787	$8.53
Vested	(2,435,039)	$10.17
Forfeited/expired	(874,797)	$9.14
Unvested at June 30, 2024	7,527,782	$8.76

During the first half of 2024, the Company granted 3,837,787 RSUs with an aggregate fair value of $32.8 million.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As of June 30, 2024, there was $60.5 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years, subject to any forfeitures.

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

The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	1,469,813	$12.60
Granted	462,060	$8.59
Forfeited/expired	(719,664)	$16.64
Unvested at June 30, 2024	1,212,209	$8.68

During the first half of 2024, the Company granted 462,060 PBRSUs with an aggregate fair value of $4.0 million.

As of June 30, 2024, there was $5.5 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years, subject to any forfeitures.

16. Income Taxes

For the second quarter and first half of 2024, the Company recorded an income tax expense of $4.5 million and $8.8 million, respectively, representing an effective tax rate of 23.3% and 24.5%, respectively. For the second quarter and first half of 2023, the Company recorded an income tax expense of $4.7 million and $8.8 million, respectively, representing an effective tax rate of 31.7% and 27.1%, respectively. The effective tax rate differs from the statutory rate due to the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the unfavorable impact of stock-based compensation. The decrease in effective tax rates for 2024 compared to the same periods in 2023 is primarily due to a decrease in the unfavorable impact of stock-based compensation.

The following table summarizes the Company’s net deferred tax assets:

	June 30, 2024	December 31, 2023
Deferred tax assets, net of liabilities	$191,328	$197,519
Valuation allowance	(46,108)	(46,108)
Deferred tax assets, net of valuation allowance	$145,220	$151,411

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

17. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the second quarter and first half of 2024, interest earned on Equipment Finance was $1.4 million and $3.1 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement. For the second quarter and first half of 2023, interest earned on Equipment Finance was $2.3 million and $5.2 million, respectively.

The components of Equipment Finance assets are as follows:

	June 30, 2024	December 31, 2023
Lease receivables	$68,006	$92,546
Unguaranteed residual asset values	23,204	28,913
Unearned income	(7,897)	(11,072)
Deferred fees	457	605
Total	$83,770	$110,992

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of June 30, 2024 were as follows:

2024	$17,138
2025	24,919
2026	15,009
2027	7,603
2028	4,044
Thereafter	1,542
Total lease payments	$70,255
Discount effect	(2,249)
Present value of future minimum lease payments	$68,006

Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of June 30, 2024, the lease agreements have remaining lease terms ranging from approximately two years to five years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. As of June 30, 2024, the Company pledged $0.4 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	June 30, 2024	December 31, 2023
Operating lease assets	Other assets	$23,027	$26,611
Operating lease liabilities	Other liabilities	$32,308	$37,869

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Net lease costs were $2.7 million and $5.2 million during the second quarter and first half of 2024, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement. Net lease costs were $3.3 million and $6.3 million during the second quarter and first half of 2023, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-cash operating activity:
Leased assets obtained or adjusted in exchange for new, amended, and modified operating lease liabilities (1)	$—	$—	$—	$(4,664)
(1)    Amounts include noncash remeasurements of the operating lease ROU asset.

The Company’s future minimum undiscounted lease payments under operating leases as of June 30, 2024 were as follows:

Operating Lease Payments
2024	$6,441
2025	13,129
2026	7,228
2027	4,265
2028	3,922
Thereafter	909
Total lease payments	$35,894
Discount effect	(3,586)
Present value of future minimum lease payments	$32,308

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	3.32	3.72
Weighted-average discount rate	4.99%	5.04%

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

Unfunded Loan Commitments

As of June 30, 2024 and December 31, 2023, the contractual amount of unfunded loan commitments was $91.5 million and $78.1 million, respectively. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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

The following table summarizes the Company’s and LC Bank’s regulatory capital amounts (in millions) and ratios:

	June 30, 2024		December 31, 2023		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,123.0	17.9%	$1,090.2	17.9%	7.0%
Tier 1 capital	$1,123.0	17.9%	$1,090.2	17.9%	8.5%
Total capital	$1,203.2	19.2%	$1,169.2	19.2%	10.5%
Tier 1 leverage	$1,123.0	12.1%	$1,090.2	12.9%	4.0%
Risk-weighted assets	$6,274.8	N/A	$6,104.5	N/A	N/A
Quarterly adjusted average assets	$9,252.6	N/A	$8,476.1	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$964.2	15.5%	$949.4	15.8%	7.0%
Tier 1 capital	$964.2	15.5%	$949.4	15.8%	8.5%
Total capital	$1,043.6	16.8%	$1,027.4	17.1%	10.5%
Tier 1 leverage	$964.2	10.5%	$949.4	11.4%	4.0%
Risk-weighted assets	$6,206.4	N/A	$6,022.2	N/A	N/A
Quarterly adjusted average assets	$9,142.1	N/A	$8,337.4	N/A	N/A
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

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At June 30, 2024 and December 31, 2023, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since June 30, 2024 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. No dividends were declared by LC Bank during the first half of 2024 or during 2023.

Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. These covered transactions may not exceed 10% of the bank’s capital and surplus (which for this purpose represents tier 1 and tier 2 capital, as calculated under the risk-based capital rules, plus the balance of the allowance for credit losses excluded from tier 2 capital) with any single nonbank affiliate and 20% of the bank’s capital and surplus with all its nonbank affiliates. Covered transactions that are extensions of credit may require collateral to be pledged to provide added security to the bank.

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

All of the Company’s revenue is generated in the United States. The Company has experienced reductions in marketplace investor demand in connection with increases in interest rates and volatility in the macro economy. However, no individual borrower or marketplace investor accounted for 10% or more of total net revenue during the second quarter and first half of 2024. During both the second quarter and first half of 2023, one marketplace bank investor accounted for 14% of total net revenue. No other individual borrower or marketplace investor accounted for 10% or more of total net revenue for any of the periods presented.

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

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the Acquisition. This activity includes, but is not limited to, servicing fee revenue for loan servicing retained prior to the Acquisition, and interest income and interest expense related to the Retail Program and Structured Program transactions entered into prior to the Acquisition.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$39,533	$62,006	$10,946	$7,772	$5,874	$13,005	$56,353	$82,783
Other non-interest income	12,387	21,743	1,903	2,431	(11,930)	(21,139)	2,360	3,035
Total non-interest income	51,920	83,749	12,849	10,203	(6,056)	(8,134)	58,713	85,818

Interest income:
Interest income	217,814	210,514	1,820	3,972	—	—	219,634	214,486
Interest expense	(90,888)	(66,546)	(218)	(1,288)	—	—	(91,106)	(67,834)
Net interest income	126,926	143,968	1,602	2,684	—	—	128,528	146,652

Total net revenue	178,846	227,717	14,451	12,887	(6,056)	(8,134)	187,241	232,470

Provision for credit losses	(35,561)	(66,611)	—	16	—	—	(35,561)	(66,595)
Non-interest expense	(126,857)	(142,563)	(11,457)	(16,650)	6,056	8,134	(132,258)	(151,079)
Income (Loss) before income tax benefit (expense)	16,428	18,543	2,994	(3,747)	—	—	19,422	14,796
Income tax benefit (expense)	(3,872)	(5,429)	(647)	743	—	—	(4,519)	(4,686)
Net income (loss)	$12,556	$13,114	$2,347	$(3,004)	$—	$—	$14,903	$10,110
Capital expenditures	$12,865	$15,857	$—	$—	$—	$—	$12,865	$15,857
Depreciation and amortization	$10,896	$7,073	$2,176	$4,565	$—	$—	$13,072	$11,638

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$78,048	$134,694	$20,774	$20,880	$13,422	$22,843	$112,244	$178,417
Other non-interest income	26,082	40,904	3,849	4,984	(25,662)	(39,497)	4,269	6,391
Total non-interest income	104,130	175,598	24,623	25,864	(12,240)	(16,654)	116,513	184,808

Interest income:
Interest income	422,621	408,844	4,364	8,055	—	—	426,985	416,899
Interest expense	(175,011)	(120,442)	(558)	(3,101)	—	—	(175,569)	(123,543)
Net interest income	247,610	288,402	3,806	4,954	—	—	251,416	293,356

Total net revenue	351,740	464,000	28,429	30,818	(12,240)	(16,654)	367,929	478,164

Provision for credit losses	(67,488)	(137,195)	—	16	—	—	(67,488)	(137,179)
Non-interest expense	(253,353)	(290,946)	(23,378)	(34,095)	12,240	16,654	(264,491)	(308,387)
Income (Loss) before income tax benefit (expense)	30,899	35,859	5,051	(3,261)	—	—	35,950	32,598
Income tax benefit (expense)	(7,557)	(9,685)	(1,240)	863	—	—	(8,797)	(8,822)
Net income (loss)	$23,342	$26,174	$3,811	$(2,398)	$—	$—	$27,153	$23,776
Capital expenditures	$24,646	$32,255	$—	$—	$—	$—	$24,646	$32,255
Depreciation and amortization	$21,062	$13,967	$4,683	$10,025	$—	$—	$25,745	$23,992

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Assets
Total cash and cash equivalents	$917,693	$1,230,206	$136,318	$110,273	$(115,892)	$(87,975)	$938,119	$1,252,504
Restricted cash	—	—	35,924	46,628	(4,592)	(4,984)	31,332	41,644
Securities available for sale at fair value	2,814,383	1,617,309	—	2,953	—	—	2,814,383	1,620,262
Loans held for sale at fair value	791,059	407,773	—	—	—	—	791,059	407,773
Loans and leases held for investment, net	3,999,482	4,539,915	—	—	—	—	3,999,482	4,539,915
Loans held for investment at fair value (1)	330,825	253,800	8,397	18,878	—	—	339,222	272,678
Property, equipment and software, net	153,772	144,439	12,378	17,078	—	—	166,150	161,517
Investment in subsidiary	—	—	839,334	816,703	(839,334)	(816,703)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	341,643	341,680	107,297	131,135	(18,354)	(17,362)	430,586	455,453
Total assets	9,424,574	8,610,839	1,139,648	1,143,648	(978,172)	(927,024)	9,586,050	8,827,463
Liabilities and Equity
Total deposits	8,215,812	7,426,445	—	—	(120,484)	(92,959)	8,095,328	7,333,486
Borrowings (1)	—	6,398	5,474	12,956	—	—	5,474	19,354
Other liabilities	143,986	154,077	71,671	86,086	(18,354)	(17,362)	197,303	222,801
Total liabilities	8,359,798	7,586,920	77,145	99,042	(138,838)	(110,321)	8,298,105	7,575,641
Total equity	1,064,776	1,023,919	1,062,503	1,044,606	(839,334)	(816,703)	1,287,945	1,251,822
Total liabilities and equity	$9,424,574	$8,610,839	$1,139,648	$1,143,648	$(978,172)	$(927,024)	$9,586,050	$8,827,463
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

Executive Summary

Despite the interest rate environment and broader economic volatility adversely impacting our business, predominantly through investor demand and pricing for marketplace loans, we have been able to sustain GAAP profitability as a result of our loan credit performance, expense discipline, strong execution and continued innovation. Furthermore, we maintained strong liquidity and capital levels and delivered the following results.

•Loan originations: Loan originations for the second quarter of 2024 increased $166.3 million, or 10%, sequentially and decreased $197.8 million, or 10%, year over year. The sequential increase was driven by an increase in unsecured personal loan origination volume combined with investor demand for Structured Certificates. The year-over-year decrease was primarily driven by a decrease in unsecured personal loan origination volume. We attribute the decrease in volume and investor demand to the elevated interest rate environment.
◦Loan originations held for investment (HFI) at amortized cost for the second quarter of 2024 increased $50.3 million, or 18%, sequentially and decreased $321.7 million, or 49%, year over year.
◦Loan originations HFI at amortized cost as a percentage of loan originations was 19% and 17% for the second and first quarters of 2024, respectively, and 33% for the second quarter of 2023. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.

•Total net revenue: Total net revenue for the second quarter of 2024 increased $6.6 million, or 4%, sequentially and decreased $45.2 million, or 19%, year over year.
◦Marketplace revenue: Marketplace revenue for the second quarter of 2024 increased $0.5 million, or 1%, sequentially and decreased $26.4 million, or 32%, year over year. The year-over-year decrease was primarily due to a decrease in marketplace loan origination volume and lower loan sale prices resulting from a shift in investor demand from banks to asset managers.
◦Net interest income: Net interest income for the second quarter of 2024 increased $5.6 million, or 5%, sequentially and decreased $18.1 million, or 12%, year over year. The sequential increase was primarily due to growth in total interest-earning assets, offset by an increase in interest expense associated with higher deposit funding costs. The year-over-year decrease was primarily driven by a shift in asset mix from loans to senior securities and an increase in interest expense associated with higher deposit funding costs.
◦Net interest margin: Net interest margin for the second quarter of 2024 was 5.75%, remaining flat compared to the first quarter of 2024 and decreasing from 7.09% in the second quarter of 2023.

•Provision for credit losses: Provision for credit losses for the second quarter of 2024 increased $3.6 million, or 11%, sequentially and decreased $31.0 million, or 47%, year over year. The sequential increase was primarily driven by an increase in initial provision from a higher volume of originated loans retained as HFI at amortized cost, offset by a lower discounting effect of the net present value (NPV) on prior loan vintages, and the impact

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
of a $5.3 million provision in our Commercial Real Estate (CRE) portfolio due to one office loan. Excluding this one office loan, the CRE office loan portfolio balance was under $40 million as of June 30, 2024. The majority of office loans were originated prior to the Acquisition. The year-over-year decrease reflects a decrease in the initial provision for credit losses from a lower volume of originated loans retained as HFI at amortized cost.

•Total non-interest expense: Total non-interest expense for the second quarter of 2024 remained relatively flat sequentially and decreased $18.8 million, or 12%, year over year. The year-over-year decrease was primarily driven by a decrease in compensation and benefits expense due to a decrease in headcount as a result of the workforce reduction plans we implemented in 2023.

•Net income: Net income for the second quarter of 2024 increased $2.7 million, or 22%, sequentially and $4.8 million, or 47%, year over year.

•Diluted earnings per share (EPS): Diluted EPS for the second quarter of 2024 was $0.13, compared to $0.11 for the first quarter of 2024 and $0.09 for the same quarter last year.

•Pre-provision net revenue (PPNR): Pre-provision net revenue for the second quarter of 2024 increased $6.5 million, or 13%, sequentially and decreased $26.4 million, or 32%, year over year.

•Total assets: Total assets as of June 30, 2024 increased $341.2 million, or 4%, sequentially and $1.2 billion, or 15%, year over year. The increases primarily reflect growth in securities related to our Structured Certificates program and growth in loans held for sale (HFS) related to our extended seasoning program, partially offset by decreases in loans HFI.

•Deposits: Total deposits as of June 30, 2024 increased $573.7 million, or 8%, sequentially, and $1.3 billion, or 18%, year over year. The increases primarily reflect growth in high-yield savings and certificates of deposit. Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 87% of total deposits as of June 30, 2024.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights
We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	As of and for the Three Months Ended			As of and for the Six Months Ended June 30,
	June 30, 2024	March 31, 2024	June 30, 2023	2024	2023
Non-interest income	$58,713	$57,800	$85,818	$116,513	$184,808
Net interest income	128,528	122,888	146,652	251,416	293,356
Total net revenue	187,241	180,688	232,470	367,929	478,164
Non-interest expense	132,258	132,233	151,079	264,491	308,387
Pre-provision net revenue (1)	54,983	48,455	81,391	103,438	169,777
Provision for credit losses	35,561	31,927	66,595	67,488	137,179
Income before income tax expense	19,422	16,528	14,796	35,950	32,598
Income tax expense	(4,519)	(4,278)	(4,686)	(8,797)	(8,822)
Net income	14,903	12,250	10,110	27,153	23,776

Basic EPS	$0.13	$0.11	$0.09	$0.24	$0.22
Diluted EPS	$0.13	$0.11	$0.09	$0.24	$0.22

LendingClub Corporation Performance Metrics:
Net interest margin	5.75%	5.75%	7.09%	5.75%	7.29%
Efficiency ratio (2)	70.6%	73.2%	65.0%	71.9%	64.5%
Return on average equity (ROE)	4.7%	3.9%	3.4%	4.3%	4.0%
Return on average total assets (ROA)	0.6%	0.5%	0.5%	0.6%	0.6%
Marketing as a % of loan originations	1.47%	1.47%	1.19%	1.47%	1.18%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	17.9%	17.6%	16.1%
Tier 1 leverage ratio	12.1%	12.5%	12.4%
Book value per common share	$11.52	$11.40	$11.09
Tangible book value per common share (1)	$10.75	$10.61	$10.26

Loan Originations (in millions) (3):
Marketplace loans	$1,477	$1,361	$1,353	$2,838	$2,639
Loan originations held for investment	336	285	657	621	1,659
Total loan originations	$1,813	$1,646	$2,011	$3,459	$4,298
Loan originations held for investment as % of total loan originations	19%	17%	33%	18%	39%

Servicing portfolio AUM (in millions) (4):
Total servicing portfolio	$12,999	$13,437	$15,669
Loans serviced for others	$8,337	$8,671	$10,204
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of and for the Three Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023
Balance Sheet Data:
Securities available for sale	$2,814,383	$2,228,500	$523,579
Loans held for sale at fair value	$791,059	$550,415	$250,361
Loans and leases held for investment at amortized cost	$4,228,391	$4,505,816	$5,533,349
Gross allowance for loan and lease losses (1)	$(285,368)	$(311,794)	$(383,960)
Recovery asset value (2)	$56,459	$52,644	$28,797
Allowance for loan and lease losses	$(228,909)	$(259,150)	$(355,163)
Loans and leases held for investment at amortized cost, net	$3,999,482	$4,246,666	$5,178,186
Loans held for investment at fair value (3)	$339,222	$427,396	$430,956
Total loans and leases held for investment (3)	$4,338,704	$4,674,062	$5,609,142
Total assets	$9,586,050	$9,244,828	$8,342,506
Total deposits	$8,095,328	$7,521,655	$6,843,535
Total liabilities	$8,298,105	$7,978,542	$7,136,983
Total equity	$1,287,945	$1,266,286	$1,205,523

Allowance Ratios (4):
ALLL to total loans and leases held for investment at amortized cost	5.4%	5.8%	6.4%
ALLL to commercial loans and leases held for investment at amortized cost	2.7%	1.9%	1.9%
ALLL to consumer loans and leases held for investment at amortized cost	5.9%	6.4%	7.1%
Gross ALLL to consumer loans and leases held for investment at amortized cost	7.5%	7.8%	7.7%

Net charge-offs	$66,818	$80,483	$59,884
Net charge-off ratio (5)	6.2%	6.9%	4.4%
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2024	March 31, 2024	June 30, 2023	Q2 2024 vs Q1 2024	Q2 2024 vs Q2 2023
Non-interest income:
Marketplace revenue	$56,353	$55,891	$82,783	1%	(32)%
Other non-interest income	2,360	1,909	3,035	24%	(22)%
Total non-interest income	58,713	57,800	85,818	2%	(32)%

Interest income:
Interest on loans held for sale	26,721	14,699	4,433	82%	503%
Interest and fees on loans and leases held for investment	124,819	132,393	162,085	(6)%	(23)%
Interest on loans held for investment at fair value (1)	12,047	8,409	22,886	43%	(47)%
Interest on securities available for sale	42,879	35,347	5,948	21%	621%
Other interest income	13,168	16,503	19,134	(20)%	(31)%
Total interest income	219,634	207,351	214,486	6%	2%

Interest expense:
Interest on deposits	90,193	83,963	66,521	7%	36%
Other interest expense (1)	913	500	1,313	83%	(30)%
Total interest expense	91,106	84,463	67,834	8%	34%

Net interest income	128,528	122,888	146,652	5%	(12)%

Total net revenue	187,241	180,688	232,470	4%	(19)%

Provision for credit losses	35,561	31,927	66,595	11%	(47)%

Non-interest expense:
Compensation and benefits	56,540	59,554	71,553	(5)%	(21)%
Marketing	26,665	24,136	23,940	10%	11%
Equipment and software	12,360	12,684	13,968	(3)%	(12)%
Depreciation and amortization	13,072	12,673	11,638	3%	12%
Professional services	7,804	7,091	9,974	10%	(22)%
Occupancy	3,941	3,861	4,684	2%	(16)%
Other non-interest expense	11,876	12,234	15,322	(3)%	(22)%
Total non-interest expense	132,258	132,233	151,079	—%	(12)%

Income before income tax expense	19,422	16,528	14,796	18%	31%
Income tax expense	(4,519)	(4,278)	(4,686)	6%	(4)%
Net income	$14,903	$12,250	$10,110	22%	47%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2024	2023	Change (%)
Non-interest income:
Marketplace revenue	$112,244	$178,417	(37)%
Other non-interest income	4,269	6,391	(33)%
Total non-interest income	116,513	184,808	(37)%

Interest income:
Interest on loans held for sale	41,420	10,190	306%
Interest and fees on loans and leases held for investment	257,212	312,552	(18)%
Interest on loans held for investment at fair value (1)	20,456	51,461	(60)%
Interest on securities available for sale	78,226	9,848	694%
Other	29,671	32,848	(10)%
Total interest income	426,985	416,899	2%

Interest expense:
Interest on deposits	174,156	119,794	45%
Other interest expense (1)	1,413	3,749	(62)%
Total interest expense	175,569	123,543	42%

Net interest income	251,416	293,356	(14)%

Total net revenue	367,929	478,164	(23)%

Provision for credit losses	67,488	137,179	(51)%

Non-interest expense:
Compensation and benefits	116,094	144,860	(20)%
Marketing	50,801	50,820	—%
Equipment and software	25,044	27,664	(9)%
Depreciation and amortization	25,745	23,992	7%
Professional services	14,895	19,032	(22)%
Occupancy	7,802	8,994	(13)%
Other non-interest expense	24,110	33,025	(27)%
Total non-interest expense	264,491	308,387	(14)%

Income before income tax expense	35,950	32,598	10%
Income tax expense	(8,797)	(8,822)	—%
Net income	$27,153	$23,776	14%
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

The analysis below is presented for the following periods: Second quarter of 2024 compared to the first quarter of 2024 (sequential), second quarter of 2024 compared to the second quarter of 2023 (year over year) and first half of 2024 compared to the first half of 2023 (six months over six months).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	June 30, 2024	March 31, 2024	June 30, 2023	Q2 2024 vs Q1 2024	Q2 2024 vs Q2 2023
Origination fees	$77,131	$70,079	$70,989	10%	9%
Servicing fees	19,869	19,592	22,015	1%	(10)%
Gain on sales of loans	10,748	10,909	13,221	(1)%	(19)%
Net fair value adjustments	(51,395)	(44,689)	(23,442)	15%	119%
Total marketplace revenue	$56,353	$55,891	$82,783	1%	(32)%

	Six Months Ended June 30,
	2024	2023	Change (%)
Origination fees	$147,210	$141,532	4%
Servicing fees	39,461	48,395	(18)%
Gain on sales of loans	21,657	27,346	(21)%
Net fair value adjustments	(96,084)	(38,856)	147%
Total marketplace revenue	$112,244	$178,417	(37)%

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

The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Change (%)
	June 30, 2024	March 31, 2024	June 30, 2023	Q2 2024 vs Q1 2024	Q2 2024 vs Q2 2023
Marketplace loans	$1,477,116	$1,361,177	$1,353,134	9%	9%
Loan originations held for investment	335,646	285,322	657,380	18%	(49)%
Total loan originations (1)	$1,812,762	$1,646,499	$2,010,514	10%	(10)%

	Six Months Ended June 30,
	2024	2023	Change (%)
Marketplace loans	$2,838,293	$2,638,782	8%
Loan originations held for investment	620,968	1,659,369	(63)%
Total loan originations (1)	$3,459,261	$4,298,151	(20)%
(1)    Includes unsecured personal loans and auto loans only.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Sequential: Origination fees were $77.1 million and $70.1 million for the second and first quarters of 2024, respectively, an increase of 10%.

Year Over Year: Origination fees were $77.1 million and $71.0 million for the second quarters of 2024 and 2023, respectively, an increase of 9%.

Six Months Over Six Months: Origination fees were $147.2 million and $141.5 million for the first halves of 2024 and 2023, respectively, an increase of 4%.

The increases in origination fees were primarily due to higher origination volumes of marketplace loans.

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

	As of the period ended,			Change (%)
	June 30, 2024	March 31, 2024	June 30, 2023	Q2 2024 vs Q1 2024	Q2 2024 vs Q2 2023
AUM (in millions):
Loans sold	$8,345	$8,683	$10,244	(4)%	(19)%
Loans held by LendingClub Bank	4,654	4,754	5,425	(2)%	(14)%
Total	$12,999	$13,437	$15,669	(3)%	(17)%

In addition to the loans serviced on our marketplace platform, we serviced $111.6 million, $124.4 million and $146.9 million in outstanding principal balance of commercial loans sold as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively.

Sequential: Servicing fees were $19.9 million and $19.6 million for the second and first quarters of 2024, respectively, an increase of 1%.

Year Over Year: Servicing fees were $19.9 million and $22.0 million for the second quarters of 2024 and 2023, respectively, a decrease of 10%.

Six Months Over Six Months: Servicing fees were $39.5 million and $48.4 million for the first halves of 2024 and 2023, respectively, a decrease of 18%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The decreases in servicing fees year over year and six months over six months were primarily due to a decrease in loan balances serviced for others.

Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

Sequential: Gain on sales of loans was $10.7 million and $10.9 million for the second and first quarters of 2024, respectively, a decrease of 1%.

Year Over Year: Gain on sales of loans was $10.7 million and $13.2 million for the second quarters of 2024 and 2023, respectively, a decrease of 19%.

Six Months Over Six Months: Gain on sales of loans was $21.7 million and $27.3 million for the first halves of 2024 and 2023, respectively, a decrease of 21%.

The decreases in the gain on sales of loans were primarily due to a decrease in the volume of marketplace loans sold.

Net Fair Value Adjustments

We record fair value adjustments on loans that are recorded at fair value, including gains or losses from sale prices in excess of or less than the loan principal amount sold.

Sequential: Net fair value adjustments were $(51.4) million and $(44.7) million for the second and first quarters of 2024, respectively, an increased loss of $6.7 million.

Year Over Year: Net fair value adjustments were $(51.4) million and $(23.4) million for the second quarters of 2024 and 2023, respectively, an increased loss of $28.0 million.

Six Months Over Six Months: Net fair value adjustments were $(96.1) million and $(38.9) million for the first halves of 2024 and 2023, respectively, an increased loss of $57.2 million.

The increased losses were primarily due to a higher origination volume of marketplace loans. Additionally, the increased losses year over year and six months over six months were also attributable to lower loan sales prices.

Net fair value adjustments primarily consist of fair value adjustments on our loans HFS portfolio. See “Notes to Condensed Consolidated Financial Statements – Note 7. Fair Value Measurements” for additional information related to the significant unobservable inputs used in the fair value measurement of loans HFS and activity within the loans HFS portfolio.

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

	Three Months Ended June 30, 2024			Three Months Ended March 31, 2024			Three Months Ended June 30, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$976,330	$13,168	5.40%	$1,217,395	$16,503	5.42%	$1,512,700	$19,134	5.06%
Securities available for sale at fair value	2,406,767	42,879	7.13%	1,972,561	35,347	7.17%	437,473	5,948	5.44%
Loans held for sale at fair value	838,143	26,721	12.75%	467,275	14,699	12.58%	106,865	4,433	16.59%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,243,161	108,425	13.37%	3,518,101	116,055	13.20%	4,360,506	145,262	13.33%
Commercial and other consumer loans (2)	1,097,846	16,394	5.97%	1,115,931	16,338	5.86%	1,156,751	16,823	5.82%
Loans and leases held for investment at amortized cost	4,341,007	124,819	11.50%	4,634,032	132,393	11.43%	5,517,257	162,085	11.75%
Loans held for investment at fair value (2)	383,872	12,047	12.55%	256,335	8,409	13.12%	703,729	22,886	13.01%
Total loans and leases held for investment (2)	4,724,879	136,866	11.59%	4,890,367	140,802	11.52%	6,220,986	184,971	11.89%
Total interest-earning assets	8,946,119	219,634	9.82%	8,547,598	207,351	9.70%	8,278,024	214,486	10.36%

Cash and due from banks and restricted cash	55,906			58,440			78,221
Allowance for loan and lease losses	(245,478)			(291,168)			(354,348)
Other non-interest earning assets	632,253			631,468			686,956
Total assets	$9,388,800			$8,946,338			$8,688,853

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,097,696	$10,084	3.69%	$1,054,614	$9,410	3.59%	$1,397,302	$7,760	2.23%
Savings accounts and certificates of deposit	6,449,061	80,109	5.00%	6,069,942	74,553	4.94%	5,546,862	58,761	4.25%
Interest-bearing deposits	7,546,757	90,193	4.81%	7,124,556	83,963	4.74%	6,944,164	66,521	3.84%
Other interest-bearing liabilities (2)	56,628	913	6.45%	26,571	500	7.53%	64,169	1,313	8.18%
Total interest-bearing liabilities	7,603,385	91,106	4.82%	7,151,127	84,463	4.75%	7,008,333	67,834	3.88%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2024			Three Months Ended March 31, 2024			Three Months Ended June 30, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Noninterest-bearing deposits	303,199			317,430			205,750
Other liabilities	215,608			220,544			272,142
Total liabilities	$8,122,192			$7,689,101			$7,486,225

Total equity	$1,266,608			$1,257,237			$1,202,628
Total liabilities and equity	$9,388,800			$8,946,338			$8,688,853

Interest rate spread			5.00%			4.95%			6.48%

Net interest income and net interest margin		$128,528	5.75%		$122,888	5.75%		$146,652	7.09%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

An analysis of the sequential and year-over-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(3,255)	$(80)	$(3,335)
Securities available for sale at fair value	7,737	(205)	7,532
Loans held for sale at fair value	11,822	200	12,022
Loans and leases held for investment at amortized cost	(8,420)	846	(7,574)
Loans and leases held for investment at fair value	4,017	(379)	3,638
Total increase in interest income on interest-earning assets	$11,901	$382	$12,283
Interest-bearing liabilities
Checking and money market accounts	$391	$283	$674
Savings accounts and certificates of deposit	4,701	855	5,556
Interest-bearing deposits	5,092	1,138	6,230
Other interest-bearing liabilities	493	(80)	413
Total increase in interest expense on interest-bearing liabilities	$5,585	$1,058	$6,643

Increase (decrease) in net interest income	$6,316	$(676)	$5,640
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(7,164)	$1,198	$(5,966)
Securities available for sale at fair value	34,549	2,382	36,931
Loans held for sale at fair value	23,543	(1,255)	22,288
Loans and leases held for investment at amortized cost	(33,888)	(3,378)	(37,266)
Loans and leases held for investment at fair value (2)	(10,064)	(775)	(10,839)
Total increase (decrease) in interest income on interest-earning assets	$6,976	$(1,828)	$5,148
Interest-bearing liabilities
Checking and money market accounts	$(1,947)	$4,271	$2,324
Savings accounts and certificates of deposit	10,259	11,089	21,348
Interest-bearing deposits	8,312	15,360	23,672
Other interest-bearing liabilities (2)	(143)	(257)	(400)
Total increase in interest expense on interest-bearing liabilities	$8,169	$15,103	$23,272

Decrease in net interest income	$(1,193)	$(16,931)	$(18,124)
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$1,096,862	$29,671	5.41%	$1,367,495	$32,848	4.80%
Securities available for sale at fair value	2,189,664	78,226	7.15%	400,422	9,848	4.92%
Loans held for sale at fair value	652,709	41,420	12.69%	108,712	10,190	18.75%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,380,631	224,480	13.28%	4,214,421	278,949	13.24%
Commercial and other consumer loans (2)	1,106,888	32,732	5.91%	1,166,075	33,603	5.76%
Loans and leases held for investment at amortized cost	4,487,519	257,212	11.46%	5,380,496	312,552	11.62%
Loans held for investment at fair value (2)	320,105	20,456	12.78%	792,788	51,461	12.98%
Total loans and leases held for investment (2)	4,807,624	277,668	11.55%	6,173,284	364,013	11.79%
Total interest-earning assets	8,746,859	426,985	9.76%	8,049,913	416,899	10.36%

Cash and due from banks and restricted cash	57,173			75,067
Allowance for loan and lease losses	(268,323)			(346,398)
Other non-interest earning assets	631,860			676,861
Total assets	$9,167,569			$8,455,443

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,076,155	$19,494	3.64%	$1,514,843	$15,328	2.04%
Savings accounts and certificates of deposit	6,259,502	154,662	4.97%	5,149,379	104,466	4.09%
Interest-bearing deposits	7,335,657	174,156	4.77%	6,664,222	119,794	3.62%
Other interest-bearing liabilities (2)	41,599	1,413	6.80%	108,858	3,749	6.89%
Total interest-bearing liabilities	7,377,256	175,569	4.79%	6,773,080	123,543	3.68%

Noninterest-bearing deposits	310,315			223,752
Other liabilities	218,076			268,028
Total liabilities	$7,905,647			$7,264,860

Total equity	$1,261,922			$1,190,583
Total liabilities and equity	$9,167,569			$8,455,443

Interest rate spread			4.98%			6.68%

Net interest income and net interest margin		$251,416	5.75%		$293,356	7.29%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(7,002)	$3,825	$(3,177)
Securities available for sale at fair value	62,089	6,289	68,378
Loans held for sale at fair value	35,520	(4,290)	31,230
Loans and leases held for investment at amortized cost	(51,234)	(4,106)	(55,340)
Loans and leases held for investment at fair value (2)	(30,218)	(787)	(31,005)
Total increase in interest income on interest-earning assets	$9,155	$931	$10,086
Interest-bearing liabilities
Checking and money market accounts	$(5,417)	$9,583	$4,166
Savings accounts and certificates of deposit	25,159	25,037	50,196
Interest-bearing deposits	19,742	34,620	54,362
Other interest-bearing liabilities (2)	(2,288)	(48)	(2,336)
Total increase in interest expense on interest-bearing liabilities	$17,454	$34,572	$52,026

Decrease in net interest income	$(8,299)	$(33,641)	$(41,940)
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Provision for Credit Losses

The allowance for loan and lease losses (ALLL) for lifetime expected losses under CECL on HFI loans and leases at amortized cost is initially recognized as “Provision for credit losses” at the time of origination. The ALLL is estimated using a discounted cash flow (DCF) approach, where effective interest rates are used to calculate the NPV of expected cash flows. The effective interest rates are calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and costs, to provide a constant rate of return over the loan term. The NPV from the DCF approach is then compared to the amortized cost basis of the loans and leases to derive expected credit losses. Under the DCF approach, the provision for credit losses in subsequent periods includes a credit loss expense related to the discounting effect due to the passage of time after the initial recognition of ALLL on originated HFI loans at amortized cost.

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations held for investment in each period, which is a key driver for credit loss expense:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2024	March 31, 2024	June 30, 2023	2024	2023
Credit loss expense for loans and leases held for investment	$36,577	$29,246	$66,190	$65,823	$137,040
Credit loss expense (benefit) for securities available for sale	(809)	2,892	—	2,083	—
Credit loss expense (benefit) for unfunded lending commitments	(207)	(211)	405	(418)	139
Total provision for credit losses	$35,561	$31,927	$66,595	$67,488	$137,179

Loan originations held for investment	$335,646	$285,322	$657,380	$620,968	$1,659,369

Sequential: The provision for credit losses was $35.6 million and $31.9 million for the second and first quarters of 2024, respectively, an increase of 11%.

Year Over Year: The provision for credit losses was $35.6 million and $66.6 million for the second quarters of 2024 and 2023, respectively, a decrease of 47%.

Six Months Over Six Months: The provision for credit losses was $67.5 million and $137.2 million for the first halves of 2024 and 2023, respectively, a decrease of 51%.

The changes in the provision for credit losses primarily reflect the change in the initial provision based on the volume of originated loans retained as HFI at amortized cost, offset by a lower discounting effect of the NPV on prior loan vintages. In addition, the sequential increase was due to the impact of a $5.3 million provision in our CRE portfolio due to one office loan. Excluding this one office loan, the CRE office loan portfolio balance was under $40 million as of June 30, 2024. The majority of office loans were originated prior to the Acquisition.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Allowance for Credit Losses

The activity in the allowance for credit losses (ACL) was as follows:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2024	March 31, 2024	June 30, 2023	2024	2023
Allowance for loan and lease losses, beginning of period	$259,150	$310,387	$348,857	$310,387	$327,852
Credit loss expense for loans and leases held for investment	36,577	29,246	66,190	65,823	137,040
Charge-offs	(78,088)	(90,342)	(64,269)	(168,430)	(116,832)
Recoveries	11,270	9,859	4,385	21,129	7,103
Allowance for loan and lease losses, end of period	$228,909	$259,150	$355,163	$228,909	$355,163

Allowance for securities available for sale, beginning of period	$2,892	$—	$—	$—	$—
Credit loss expense (benefit) for securities available for sale	(809)	2,892	—	2,083	—
Allowance for securities available for sale, end of period	$2,083	$2,892	$—	$2,083	$—

Reserve for unfunded lending commitments, beginning of period	$1,662	$1,873	$1,612	$1,873	$1,878
Credit loss expense (benefit) for unfunded lending commitments	(207)	(211)	405	(418)	139
Reserve for unfunded lending commitments, end of period (1)	$1,455	$1,662	$2,017	$1,455	$2,017
(1)    Relates to $91.5 million, $72.1 million and $108.9 million of unfunded commitments as of June 30, 2024, March 31, 2024 and June 30, 2023, respectively. As of June 30, 2024, $8.3 million of the $91.5 million of unfunded commitments is unconditionally cancellable and therefore has no associated reserve.

The following table presents the components of the allowance for loan and lease losses:

	June 30, 2024	March 31, 2024	June 30, 2023
Gross allowance for loan and lease losses (1)	$285,368	$311,794	$383,960
Recovery asset value (2)	(56,459)	(52,644)	(28,797)
Allowance for loan and lease losses	$228,909	$259,150	$355,163
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	June 30, 2024	March 31, 2024	June 30, 2023
Total loans and leases held for investment	$4,228,391	$4,505,816	$5,533,349

Allowance for loan and lease losses	$228,909	$259,150	$355,163
Allowance ratio (1)	5.4%	5.8%	6.4%

Gross allowance for loan and lease losses	$285,368	$311,794	$383,960
Gross allowance ratio (1)	6.7%	6.9%	6.9%
(1)    Calculated as ALLL or gross ALLL, where applicable, to total loans and leases held for investment at amortized cost.

Net Charge-Offs

The following table presents information regarding average loan and lease balances, net charge-offs and the annualized ratio of net charge-offs to average outstanding loans and leases HFI at amortized cost, net, during the period:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2024	March 31, 2024	June 30, 2023	2024	2023
Average loans and leases held for investment at amortized cost	$4,341,007	$4,634,032	$5,517,257	$4,487,519	$5,380,496
Net charge-offs	$66,818	$80,483	$59,884	$147,301	$109,729
Net charge-off ratio	6.2%	6.9%	4.4%	6.6%	4.1%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are charged-off no later than 120 days past due.

The following table presents information regarding total nonaccrual loans and leases:

	June 30, 2024	March 31, 2024	June 30, 2023
Nonaccrual loans and leases held for investment at amortized cost	$65,146	$45,307	$51,383
% of total loans and leases held for investment	1.5%	1.0%	0.9%

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

	Three Months Ended			Change (%)
	June 30, 2024	March 31, 2024	June 30, 2023	Q2 2024 vs Q1 2024	Q2 2024 vs Q2 2023
Non-interest expense:
Compensation and benefits	$56,540	$59,554	$71,553	(5)%	(21)%
Marketing	26,665	24,136	23,940	10%	11%
Equipment and software	12,360	12,684	13,968	(3)%	(12)%
Depreciation and amortization	13,072	12,673	11,638	3%	12%
Professional services	7,804	7,091	9,974	10%	(22)%
Occupancy	3,941	3,861	4,684	2%	(16)%
Other non-interest expense	11,876	12,234	15,322	(3)%	(22)%
Total non-interest expense	$132,258	$132,233	$151,079	—%	(12)%

	Six Months Ended June 30,
	2024	2023	Change (%)
Non-interest expense:
Compensation and benefits	$116,094	$144,860	(20)%
Marketing	50,801	50,820	—%
Equipment and software	25,044	27,664	(9)%
Depreciation and amortization	25,745	23,992	7%
Professional services	14,895	19,032	(22)%
Occupancy	7,802	8,994	(13)%
Other non-interest expense	24,110	33,025	(27)%
Total non-interest expense	$264,491	$308,387	(14)%

Compensation and Benefits

Sequential: Compensation and benefits expense decreased $3.0 million, or 5%, for the second quarter of 2024 compared to the first quarter of 2024. The decrease was primarily due to a change in the composition of the executive team.

Year Over Year: Compensation and benefits expense decreased $15.0 million, or 21%, for the second quarter of 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in headcount as a result of the workforce reduction plans we implemented in 2023.

Six Months Over Six Months: Compensation and benefits expense decreased $28.8 million, or 20%, for the first half of 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in headcount as a result of the workforce reduction plans we implemented in 2023.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketing

Sequential: Marketing expense increased $2.5 million, or 10%, for the second quarter of 2024 compared to the first quarter of 2024.

Year Over Year: Marketing expense increased $2.7 million, or 11%, for the second quarter of 2024 compared to the same period in 2023.

Six Months Over Six Months: Marketing expense remained relatively flat for the first half of 2024 compared to the same period in 2023.

The increases in marketing expense were primarily due to an increase in variable marketing expenses based on higher origination volume of marketplace loans.

Equipment and Software

Sequential: Equipment and software expense decreased $0.3 million, or 3%, for the second quarter of 2024 compared to the first quarter of 2024.

Year Over Year: Equipment and software expense decreased $1.6 million, or 12%, for the second quarter of 2024 compared to the same period in 2023.

Six Months Over Six Months: Equipment and software expense decreased $2.6 million, or 9%, for the first half of 2024 compared to the same period in 2023.

The decreases in equipment and software expense were primarily due to a decrease in subscription costs.

Depreciation and Amortization

Sequential: Depreciation and amortization expense increased $0.4 million, or 3%, for the second quarter of 2024 compared to the first quarter of 2024.

Year Over Year: Depreciation and amortization expense increased $1.4 million, or 12%, for the second quarter of 2024 compared to the same period in 2023.

Six Months Over Six Months: Depreciation and amortization expense increased $1.8 million, or 7%, for the first half of 2024 compared to the same period in 2023.

The increases in depreciation and amortization expense were primarily due to an increase in the amortization of internally-developed software.

Professional Services

Sequential: Professional services increased $0.7 million, or 10%, for the second quarter of 2024 compared to the first quarter of 2024.

Year Over Year: Professional services decreased $2.2 million, or 22%, for the second quarter of 2024 compared to the same period in 2023.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Six Months Over Six Months: Professional services decreased $4.1 million, or 22%, for the first half of 2024 compared to the same period in 2023.

The changes in professional services expense were primarily due to an increase or decrease in consulting fees.

Occupancy

Sequential: Occupancy expense remained relatively flat for the second quarter of 2024 compared to the first quarter of 2024.

Year Over Year: Occupancy expense decreased $0.7 million, or 16%, for the second quarter of 2024 compared to the same period in 2023.

Six Months Over Six Months: Occupancy expense decreased $1.2 million, or 13%, for the first half of 2024 compared to the same period in 2023.

The decreases in occupancy expense were primarily due to a decrease in rent expense.

Other non-interest expense

Sequential: Other non-interest expense decreased $0.4 million, or 3%, for the second quarter of 2024 compared to the first quarter of 2024.

Year Over Year: Other non-interest expense decreased $3.4 million, or 22%, for the second quarter of 2024 compared to the same period in 2023.

Six Months Over Six Months: Other non-interest expense decreased $8.9 million, or 27%, for the first half of 2024 compared to the same period in 2023.

The decreases in other non-interest expense were primarily due to decreases in miscellaneous operating expenses.

Income Taxes

For the second quarter and first half of 2024, we recorded an income tax expense of $4.5 million and $8.8 million, respectively, representing an effective tax rate of 23.3% and 24.5%, respectively. For the second quarter and first half of 2023, we recorded an income tax expense of $4.7 million and $8.8 million, respectively, representing an effective tax rate of 31.7% and 27.1%, respectively. The effective tax rate differs from the statutory rate due to the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the unfavorable impact of stock-based compensation. The decrease in effective tax rates for 2024 compared to the same periods in 2023 is primarily due to a decrease in the unfavorable impact of stock-based compensation.

As of June 30, 2024, we maintained a valuation allowance of $46.1 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on the allocation of taxable income constraints to the Parent and not related to the earnings of the Company. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

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

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the Acquisition. This activity includes, but is not limited to, servicing fee revenue for loan servicing retained prior to the Acquisition, and interest income and interest expense related to the Retail Program and Structured Program transactions entered into prior to the Acquisition.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following table:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$39,533	$62,006	$10,946	$7,772	$5,874	$13,005	$56,353	$82,783
Other non-interest income	12,387	21,743	1,903	2,431	(11,930)	(21,139)	2,360	3,035
Total non-interest income	51,920	83,749	12,849	10,203	(6,056)	(8,134)	58,713	85,818

Interest income:
Interest income	217,814	210,514	1,820	3,972	—	—	219,634	214,486
Interest expense	(90,888)	(66,546)	(218)	(1,288)	—	—	(91,106)	(67,834)
Net interest income	126,926	143,968	1,602	2,684	—	—	128,528	146,652

Total net revenue	178,846	227,717	14,451	12,887	(6,056)	(8,134)	187,241	232,470

Provision for credit losses	(35,561)	(66,611)	—	16	—	—	(35,561)	(66,595)
Non-interest expense	(126,857)	(142,563)	(11,457)	(16,650)	6,056	8,134	(132,258)	(151,079)
Income (Loss) before income tax benefit (expense)	16,428	18,543	2,994	(3,747)	—	—	19,422	14,796
Income tax benefit (expense)	(3,872)	(5,429)	(647)	743	—	—	(4,519)	(4,686)
Net income (loss)	$12,556	$13,114	$2,347	$(3,004)	$—	$—	$14,903	$10,110
Capital expenditures	$12,865	$15,857	$—	$—	$—	$—	$12,865	$15,857
Depreciation and amortization	$10,896	$7,073	$2,176	$4,565	$—	$—	$13,072	$11,638

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$78,048	$134,694	$20,774	$20,880	$13,422	$22,843	$112,244	$178,417
Other non-interest income	26,082	40,904	3,849	4,984	(25,662)	(39,497)	4,269	6,391
Total non-interest income	104,130	175,598	24,623	25,864	(12,240)	(16,654)	116,513	184,808

Interest income:
Interest income	422,621	408,844	4,364	8,055	—	—	426,985	416,899
Interest expense	(175,011)	(120,442)	(558)	(3,101)	—	—	(175,569)	(123,543)
Net interest income	247,610	288,402	3,806	4,954	—	—	251,416	293,356

Total net revenue	351,740	464,000	28,429	30,818	(12,240)	(16,654)	367,929	478,164

Provision for credit losses	(67,488)	(137,195)	—	16	—	—	(67,488)	(137,179)
Non-interest expense	(253,353)	(290,946)	(23,378)	(34,095)	12,240	16,654	(264,491)	(308,387)
Income (Loss) before income tax benefit (expense)	30,899	35,859	5,051	(3,261)	—	—	35,950	32,598
Income tax benefit (expense)	(7,557)	(9,685)	(1,240)	863	—	—	(8,797)	(8,822)
Net income (loss)	$23,342	$26,174	$3,811	$(2,398)	$—	$—	$27,153	$23,776
Capital expenditures	$24,646	$32,255	$—	$—	$—	$—	$24,646	$32,255
Depreciation and amortization	$21,062	$13,967	$4,683	$10,025	$—	$—	$25,745	$23,992

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
GAAP Net income	$14,903	$12,250	$10,110	$27,153	$23,776
Less: Provision for credit losses	(35,561)	(31,927)	(66,595)	(67,488)	(137,179)
Less: Income tax expense	(4,519)	(4,278)	(4,686)	(8,797)	(8,822)
Pre-provision net revenue	$54,983	$48,455	$81,391	$103,438	$169,777

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Non-interest income	$58,713	$57,800	$85,818	$116,513	$184,808
Net interest income	128,528	122,888	146,652	251,416	293,356
Total net revenue	187,241	180,688	232,470	367,929	478,164
Non-interest expense	(132,258)	(132,233)	(151,079)	(264,491)	(308,387)
Pre-provision net revenue	54,983	48,455	81,391	103,438	169,777
Provision for credit losses	(35,561)	(31,927)	(66,595)	(67,488)	(137,179)
Income before income tax expense	19,422	16,528	14,796	35,950	32,598
Income tax expense	(4,519)	(4,278)	(4,686)	(8,797)	(8,822)
GAAP Net income	$14,903	$12,250	$10,110	$27,153	$23,776

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	June 30, 2024	March 31, 2024	June 30, 2023
GAAP common equity	$1,287,945	$1,266,286	$1,205,523
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Intangible assets	(10,293)	(11,165)	(14,167)
Tangible common equity	$1,201,935	$1,179,404	$1,115,639

Book value per common share
GAAP common equity	$1,287,945	$1,266,286	$1,205,523
Common shares issued and outstanding	111,812,215	111,120,415	108,694,120
Book value per common share	$11.52	$11.40	$11.09

Tangible book value per common share
Tangible common equity	$1,201,935	$1,179,404	$1,115,639
Common shares issued and outstanding	111,812,215	111,120,415	108,694,120
Tangible book value per common share	$10.75	$10.61	$10.26
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

The formation of LC Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III). As a Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital requirements under the Basel III capital framework are: a Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a Capital Conservation Buffer (CCB) of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the Basel III capital framework. See “Part I – Item 1. Business – Regulation and Supervision – Capital and Liquidity Requirements and Prompt Corrective Action” in our Annual Report and “Notes to Condensed Consolidated Financial Statements – Note 19. Regulatory Requirements” in this Report for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table summarizes the Company’s and LC Bank’s regulatory capital amounts (in millions) and ratios:

	June 30, 2024		December 31, 2023		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,123.0	17.9%	$1,090.2	17.9%	7.0%
Tier 1 capital	$1,123.0	17.9%	$1,090.2	17.9%	8.5%
Total capital	$1,203.2	19.2%	$1,169.2	19.2%	10.5%
Tier 1 leverage	$1,123.0	12.1%	$1,090.2	12.9%	4.0%
Risk-weighted assets	$6,274.8	N/A	$6,104.5	N/A	N/A
Quarterly adjusted average assets	$9,252.6	N/A	$8,476.1	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$964.2	15.5%	$949.4	15.8%	7.0%
Tier 1 capital	$964.2	15.5%	$949.4	15.8%	8.5%
Total capital	$1,043.6	16.8%	$1,027.4	17.1%	10.5%
Tier 1 leverage	$964.2	10.5%	$949.4	11.4%	4.0%
Risk-weighted assets	$6,206.4	N/A	$6,022.2	N/A	N/A
Quarterly adjusted average assets	$9,142.1	N/A	$8,337.4	N/A	N/A
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$917,693	$1,230,206
Securities available for sale (1)	$366,724	$370,466
Deposits	$8,215,812	$7,426,445

Available borrowing capacity:
FHLB of Des Moines borrowing capacity (2)	$649,783	$661,337
FRB Discount Window borrowing capacity	$2,345,668	$2,816,501
Total available borrowing capacity	$2,995,451	$3,477,838
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

Net capital expenditures were $24.6 million, or 7.0% of total net revenue, and $32.3 million, or 7.0% of total net revenue, for the first halves of 2024 and 2023, respectively. Capital expenditures in 2024 are expected to be approximately $50 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $136.3 million and $110.3 million in cash and cash equivalents as of June 30, 2024 and December 31, 2023, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

Loans HFI at LC Bank are funded primarily through our deposit base. The majority of loans HFI are fixed-rate instruments over the term of the loans. As a result, the primary component of interest rate risk on our financial instruments at LC Bank arises from the impact of fluctuations in loan and deposit rates on our net interest income. Therefore, we use a sensitivity analysis to assess the impact of hypothetical changes in interest rates on our net interest income results. The outcome of the analysis is influenced by a variety of assumptions, including the maturity profile and prepayment level of our unsecured consumer loans and expected consumer responses to changes in rates paid on non-maturity deposit products. Our assumptions are periodically calibrated to observed data and/or expected outcomes. We actively monitor the level of exposure to movements in interest rates and have entered into interest rate hedging instruments, some of which qualify for hedge accounting treatment, to manage such risk. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	June 30, 2024	December 31, 2023
Instantaneous Change in Interest Rates:
+ 200 basis points	(7.3)%	(4.8)%
+ 100 basis points	(3.5)%	(2.2)%
– 100 basis points	1.4%	—%
– 200 basis points	2.4%	(0.4)%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, investment purchases, and cash and cash equivalents as well as by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The increase in sensitivity as of June 30, 2024 relative to December 31, 2023 is primarily due to the composition of our loans, deposits and hedging instruments and assumes no replacement of maturing interest rate hedges. Furthermore, during fluctuating interest rate environments, the increased sensitivity of repricing interest-bearing deposits is more impactful than that of repricing fixed-rate loans.

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

Contingencies

For a comprehensive discussion of contingencies as of June 30, 2024, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first half of 2024.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2024, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the second quarter of 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LENDINGCLUB CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

To diversify his assets, Scott Sanborn, the Company’s Chief Executive Officer, entered into a sales plan in May 2024 that is intended to comply with Rule 10b5-1(c) under the Exchange Act (the Plan). The maximum number of shares that can be sold under the Plan represents 4.2% of Mr. Sanborn’s current equity interest in the Company including his unvested time-based RSUs and unearned PBRSUs at target performance. Any sale(s) executed under the Plan would represent the first sale(s) of Company stock by Mr. Sanborn during his eight years as the Company’s Chief Executive Officer, other than sales in connection with equity related tax obligations.

The following table shows the trading arrangements, including the Plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted by the Company’s directors and executive officers during the second quarter of 2024:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold
Scott Sanborn, Chief Executive Officer and Director	May 8, 2024	February 7, 2025	Up to 119,000

Other than disclosed above, during the second quarter of 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Eighth Amended and Restated Certificate of Incorporation

On June 11, 2024, the Company convened its annual meeting of stockholders (the Annual Meeting). At the Annual Meeting, the Company’s stockholders approved an amendment and restatement of the Company’s Restated Certificate of Incorporation, as amended, to limit the personal liability of certain officers of the Company to the extent permitted by Delaware law (the Officer Exculpation Amendment). The Officer Exculpation Amendment had previously been approved, subject to stockholder approval, by the Company’s Board of Directors.

On July 30, 2024, the Company filed an Eighth Amended and Restated Certificate of Incorporation (the Eighth Amended and Restated Certificate) with the Secretary of State of Delaware to, effective immediately, effectuate the Officer Exculpation Amendment and incorporate previous amendments to the Company’s Restated Certificate of Incorporation.

The foregoing description is qualified in its entirety by reference to the Eighth Amended and Restated Certificate, which is filed as Exhibit 3.1 to this Report and is incorporated herein by reference.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Eighth Amended and Restated Certificate of Incorporation of LendingClub Corporation, effective July 30, 2024					X
3.2	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
10.1	2014 Employee Stock Purchase Plan, as amended and restated on June 11, 2024					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	August 1, 2024	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	August 1, 2024	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer