Form 10-Q
period 2024-09-30
LendingClub Corp
filed 2024-10-30
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 18, 2024, there were 112,401,990 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

ACL	Allowance for Credit Losses (includes the allowance for loan and lease losses, allowance for securities available for sale and reserve for unfunded lending commitments)
Acquisition	Acquisition of Radius Bancorp, Inc.
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the Basel III capital framework
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Condensed Consolidated Statements of Income
LC Bank or LendingClub Bank	LendingClub Bank, National Association
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Includes loan originations designated as HFS and subsequently sold to investors as well as loan originations facilitated by third-party issuing banks
N/M	Not meaningful
OCC	Office of the Comptroller of the Currency
Parent	LendingClub Corporation (the Parent Company of LendingClub Bank, National Association and other subsidiaries)
PPNR or Pre-Provision Net Revenue	A non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income
Radius	Radius Bancorp, Inc.
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Statement of Cash Flow	Condensed Consolidated Statements of Cash Flows

Structured Certificates
Asset-backed securitization transaction where the Company retains the senior note security at the time of transaction and sells the residual certificate on a pool of loans to a marketplace investor at a predetermined price

Structured Program transactions
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$25,558	$14,993
Interest-bearing deposits in banks	991,372	1,237,511
Total cash and cash equivalents	1,016,930	1,252,504
Restricted cash (1)	33,347	41,644
Securities available for sale at fair value ($3,319,988 and $1,663,990 at amortized cost, respectively)	3,311,418	1,620,262
Loans held for sale at fair value	849,967	407,773
Loans and leases held for investment	4,108,329	4,850,302
Allowance for loan and lease losses	(220,564)	(310,387)
Loans and leases held for investment, net	3,887,765	4,539,915
Loans held for investment at fair value (1)(2)	1,287,495	272,678
Property, equipment and software, net	167,809	161,517
Goodwill	75,717	75,717
Other assets (1)	407,059	455,453
Total assets	$11,037,507	$8,827,463
Liabilities and Equity
Deposits:
Interest-bearing	$9,099,092	$7,001,680
Noninterest-bearing	360,516	331,806
Total deposits	9,459,608	7,333,486
Borrowings (1)(2)	2,683	19,354
Other liabilities (1)	232,321	222,801
Total liabilities	9,694,612	7,575,641
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 112,401,990 and 110,410,602 shares issued and outstanding, respectively	1,124	1,104
Additional paid-in capital	1,692,538	1,669,828
Accumulated deficit	(347,196)	(388,806)
Accumulated other comprehensive loss	(3,571)	(30,304)
Total equity	1,342,895	1,251,822
Total liabilities and equity	$11,037,507	$8,827,463
(1)    Includes amounts in consolidated VIEs as of December 31, 2023. See “Notes to Condensed Consolidated Financial Statements – Note 6. Securitizations and Variable Interest Entities.”
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$58,384	$60,886	$170,628	$239,303
Other non-interest income	3,256	2,958	7,525	9,349
Total non-interest income	61,640	63,844	178,153	248,652

Interest income:
Interest on loans held for sale	30,326	9,582	71,746	19,772
Interest and fees on loans and leases held for investment	118,788	158,960	376,000	471,512
Interest on loans held for investment at fair value (1)	26,345	12,605	46,801	64,066
Interest on securities available for sale	52,476	9,467	130,702	19,315
Other interest income	12,442	16,798	42,113	49,646
Total interest income	240,377	207,412	667,362	624,311

Interest expense:
Interest on deposits	96,863	69,509	271,019	189,303
Other interest expense (1)	3,273	898	4,686	4,647
Total interest expense	100,136	70,407	275,705	193,950

Net interest income	140,241	137,005	391,657	430,361

Total net revenue	201,881	200,849	569,810	679,013

Provision for credit losses	47,541	64,479	115,029	201,658

Non-interest expense:
Compensation and benefits	57,408	58,497	173,502	203,357
Marketing	26,186	19,555	76,987	70,375
Equipment and software	12,789	12,631	37,833	40,295
Depreciation and amortization	13,341	11,250	39,086	35,242
Professional services	8,014	8,414	22,909	27,446
Occupancy	4,005	4,612	11,807	13,606
Other non-interest expense	14,589	13,076	38,699	46,101
Total non-interest expense	136,332	128,035	400,823	436,422

Income before income tax expense	18,008	8,335	53,958	40,933
Income tax expense	(3,551)	(3,327)	(12,348)	(12,149)
Net income	$14,457	$5,008	$41,610	$28,784
Earnings per share: (2)
Basic EPS	$0.13	$0.05	$0.37	$0.27
Diluted EPS	$0.13	$0.05	$0.37	$0.27
Weighted-average common shares – Basic	112,042,202	109,071,180	111,376,778	107,966,544
Weighted-average common shares – Diluted	113,922,256	109,073,194	112,027,815	107,969,920
(1)    Prior period amounts have been reclassified to conform to the current period presentation.
(2)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Earnings Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$14,457	$5,008	$41,610	$28,784
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale	47,012	(20,547)	37,326	(22,706)
Other comprehensive income (loss), before tax	47,012	(20,547)	37,326	(22,706)
Income tax effect	(13,198)	5,583	(10,593)	6,170
Other comprehensive income (loss), net of tax	33,814	(14,964)	26,733	(16,536)

Total comprehensive income (loss)	$48,271	$(9,956)	$68,343	$12,248

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2024	111,812,215	$1,118	$1,685,865	$(37,385)	$(361,653)	$1,287,945
Stock-based compensation	—	—	11,248	—	—	11,248
Net issuances under equity incentive plans	589,775	6	(4,575)	—	—	(4,569)
Net unrealized gain on securities available for sale, net of tax	—	—	—	33,814	—	33,814
Net income	—	—	—	—	14,457	14,457
Balance at September 30, 2024	112,401,990	$1,124	$1,692,538	$(3,571)	$(347,196)	$1,342,895

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2023	110,410,602	$1,104	$1,669,828	$(30,304)	$(388,806)	$1,251,822
Stock-based compensation	—	—	36,162	—	—	36,162
Net issuances under equity incentive plans	1,991,388	20	(13,452)	—	—	(13,432)
Net unrealized gain on securities available for sale, net of tax	—	—	—	26,733	—	26,733
Net income	—	—	—	—	41,610	41,610
Balance at September 30, 2024	112,401,990	$1,124	$1,692,538	$(3,571)	$(347,196)	$1,342,895

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2023	108,694,120	$1,087	$1,647,593	$(39,188)	$(403,969)	$1,205,523
Stock-based compensation	—	—	16,783	—	—	16,783
Net issuances under equity incentive plans	954,649	9	(4,140)	—	—	(4,131)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(14,964)	—	(14,964)
Net income	—	—	—	—	5,008	5,008
Balance at September 30, 2023	109,648,769	$1,096	$1,660,236	$(54,152)	$(398,961)	$1,208,219

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2022	106,546,995	$1,065	$1,628,590	$(37,616)	$(427,745)	$1,164,294
Stock-based compensation	—	—	48,874	—	—	48,874
Net issuances under equity incentive plans	3,101,774	31	(17,228)	—	—	(17,197)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(16,536)	—	(16,536)
Net income	—	—	—	—	28,784	28,784
Balance at September 30, 2023	109,648,769	$1,096	$1,660,236	$(54,152)	$(398,961)	$1,208,219

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$41,610	$28,784
Adjustments to reconcile net income to net cash used for operating activities:
Net fair value adjustments	129,679	80,222
Change in fair value of loan servicing assets	60,068	41,750
Gain on sales of loans	(34,090)	(35,918)
Provision for credit losses	115,029	201,658
Accretion of loan deferred fees and costs	(52,980)	(74,486)
Stock-based compensation, net	30,527	42,122
Depreciation and amortization	39,086	35,242
Other, net	6,368	(8,474)
Net change to loans held for sale	(2,806,609)	(590,400)
Net change in operating assets and liabilities:
Other assets	19,747	23,622
Other liabilities	2,764	(65,917)
Net cash used for operating activities	(2,448,801)	(321,795)
Cash Flows from Investing Activities:
Net change in loans and leases (1)	(427,412)	141,221
Purchases of securities available for sale	(31,749)	(59,336)
Proceeds from sales, maturities and paydowns of securities available for sale	607,651	42,856
Purchases of property, equipment and software, net	(37,082)	(48,239)
Other investing activities	(1,685)	(8,606)
Net cash provided by investing activities	109,723	67,896
Cash Flows from Financing Activities:
Net change in deposits	2,124,304	599,054
Principal payments on borrowings (1)	(16,284)	(102,187)
Other financing activities	(12,813)	(17,195)
Net cash provided by financing activities	2,095,207	479,672
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(243,871)	$225,773
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$1,294,148	$1,124,484
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,050,277	$1,350,257

Supplemental Cash Flow Information:
Cash paid for interest	$278,159	$180,167
Cash paid for taxes	$111	$7,757
Cash paid for operating leases included in the measurement of lease liabilities	$9,580	$9,581

Supplemental Non-cash Investing Activity:
Net securities retained from Structured Program transactions	$2,228,307	$454,831
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,016,930	$1,252,504
Restricted cash	33,347	41,644
Total cash, cash equivalents and restricted cash	$1,050,277	$1,294,148

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

The Company made the following presentation changes in the condensed consolidated financial statements and accompanying notes during the first nine months of 2024:
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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine months ended September 30, 2024.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Adoption of New Accounting Standards

The Company did not adopt new accounting standards during the nine months ended September 30, 2024.

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

Net Fair Value Adjustments: The Company records fair value adjustments on loans that are recorded at fair value, which include gains or losses from sale prices in excess of or less than the loan principal amount sold and realized net charge-offs. In addition, as loans are held on the Balance Sheet, incremental fair value loss adjustments on the loans are recorded in “Net fair value adjustments” within “Marketplace revenue,” whereas the associated interest income, based on the loans’ contractual interest rate, is recorded within “Net interest income.”

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Origination fees	$71,465	$60,912	$218,675	$202,444
Servicing fees	8,081	32,768	47,542	81,163
Gain on sales of loans	12,433	8,572	34,090	35,918
Net fair value adjustments	(33,595)	(41,366)	(129,679)	(80,222)
Total marketplace revenue	$58,384	$60,886	$170,628	$239,303

3. Earnings Per Share

The following table details the computation of the Company’s Basic and Diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic EPS:
Net income attributable to stockholders	$14,457	$5,008	$41,610	$28,784
Weighted-average common shares – Basic	112,042,202	109,071,180	111,376,778	107,966,544
Basic EPS	$0.13	$0.05	$0.37	$0.27

Diluted EPS:
Net income attributable to stockholders	$14,457	$5,008	$41,610	$28,784
Weighted-average common shares – Diluted	113,922,256	109,073,194	112,027,815	107,969,920
Diluted EPS	$0.13	$0.05	$0.37	$0.27

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$2,717,915	$42,520	$—	$—	$2,760,435
U.S. agency residential mortgage-backed securities	257,602	333	(32,334)	—	225,601
Other asset-backed securities related to Structured Program transactions (2)	164,831	42	(306)	(2,263)	162,304
U.S. agency securities	90,457	—	(10,881)	—	79,576
Mortgage-backed securities	63,300	310	(4,891)	—	58,719
Other asset-backed securities	22,641	36	(496)	—	22,181
Municipal securities	3,242	—	(640)	—	2,602
Total securities available for sale (3)	$3,319,988	$43,241	$(49,548)	$(2,263)	$3,311,418

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions	$1,165,513	$10,932	$(42)	$1,176,403
U.S. agency residential mortgage-backed securities	261,885	208	(37,497)	224,596
U.S. agency securities	93,452	—	(13,348)	80,104
Other asset-backed securities related to Structured Program transactions (2)	70,662	2,731	—	73,393
Mortgage-backed securities	42,511	—	(5,435)	37,076
Other asset-backed securities	26,710	25	(634)	26,101
Municipal securities	3,257	—	(668)	2,589
Total securities available for sale (3)	$1,663,990	$13,896	$(57,624)	$1,620,262
(1)    Excludes a $95 thousand portfolio level basis adjustment for securities designated in active fair value hedge relationships at September 30, 2024. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.
(2)    As of September 30, 2024 and December 31, 2023, $162.3 million and $70.1 million, respectively, of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.
(3)    As of September 30, 2024 and December 31, 2023, includes $378.8 million and $359.5 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$6,520	$(9)	$199,638	$(32,325)	$206,158	$(32,334)
Other asset-backed securities related to Structured Program transactions	41,075	(306)	—	—	41,075	(306)
U.S. agency securities	—	—	79,576	(10,881)	79,576	(10,881)
Mortgage-backed securities	—	—	33,663	(4,891)	33,663	(4,891)
Other asset-backed securities	—	—	13,123	(496)	13,123	(496)
Municipal securities	—	—	2,602	(640)	2,602	(640)
Total securities with unrealized losses	$47,595	$(315)	$328,602	$(49,233)	$376,197	$(49,548)

	Less than 12 months		12 months or longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$38,359	$(42)	$—	$—	$38,359	$(42)
U.S. agency residential mortgage-backed securities	6,497	(149)	201,426	(37,348)	207,923	(37,497)
U.S. agency securities	—	—	80,104	(13,348)	80,104	(13,348)
Mortgage-backed securities	13,973	(740)	23,103	(4,695)	37,076	(5,435)
Other asset-backed securities	12,911	(50)	8,538	(584)	21,449	(634)
Municipal securities	—	—	2,589	(668)	2,589	(668)
Total securities with unrealized losses	$71,740	$(981)	$315,760	$(56,643)	$387,500	$(57,624)

At September 30, 2024, the majority of the Company’s AFS investment portfolio was comprised of senior asset-backed securities related to Structured Program transactions and U.S. agency-backed securities. Management considers U.S. agency-backed securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at September 30, 2024, were rated investment grade. Substantially all of these unrealized losses in the AFS investment portfolio were caused by interest rate increases. The Company does not intend to sell the investment portfolio, and it is not more likely than not that it will be required to sell any investment before recovery of its amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

The following table presents the activity in the allowance for credit losses for AFS securities, by security type:

	Other asset-backed securities related to Structured Program transactions
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Allowance for credit losses at beginning of period	$2,083	$—
Credit loss expense for securities available for sale	180	2,263
Allowance for credit losses at end of period	$2,263	$2,263

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

There was no activity in the allowance for credit losses for AFS securities during the third quarter and first nine months of 2023.

The contractual maturities of AFS securities were as follows:

September 30, 2024	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due within 1 year:
U.S. agency securities	$3,000	$2,983
Total due within 1 year	3,000	2,983	3.50%
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	2,717,915	2,760,435
Other asset-backed securities related to Structured Program transactions	164,831	162,304
U.S. agency securities	7,850	7,701
Mortgage-backed securities	2,701	2,471
Other asset-backed securities	335	334
Municipal securities	154	143
Total due after 1 year through 5 years	2,893,786	2,933,388	7.62%
Due after 5 years through 10 years:
U.S. agency securities	21,998	20,144
Other asset-backed securities	13,115	13,112
U.S. agency residential mortgage-backed securities	4,013	3,869
Mortgage-backed securities	923	799
Municipal securities	464	410
Total due after 5 years through 10 years	40,513	38,334	4.28%
Due after 10 years:
U.S. agency residential mortgage-backed securities	253,589	221,732
U.S. agency securities	57,609	48,748
Mortgage-backed securities	59,676	55,449
Other asset-backed securities	9,191	8,735
Municipal securities	2,624	2,049
Total due after 10 years	382,689	336,713	2.87%
Total securities available for sale	$3,319,988	$3,311,418	6.86%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the nine months ended September 30, 2024.

During both the third quarter and first nine months of 2024, the Company recognized proceeds of $30.1 million and gross realized gains of $114 thousand from sales of senior asset-backed securities related to Structured Program transactions. There were no sales of AFS securities during the third quarter and first nine months of 2023.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost. Other HFI and all HFS loans are recorded at fair value with the Company’s election of the fair value option. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $28.2 million and $32.2 million as of September 30, 2024 and December 31, 2023, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	September 30, 2024	December 31, 2023
Unsecured personal	$3,068,078	$3,726,830
Residential mortgages	175,345	183,050
Secured consumer	239,206	250,039
Total consumer loans held for investment	3,482,629	4,159,919
Equipment finance (1)	74,674	110,992
Commercial real estate	371,796	380,322
Commercial and industrial	179,230	199,069
Total commercial loans and leases held for investment	625,700	690,383
Total loans and leases held for investment	4,108,329	4,850,302
Allowance for loan and lease losses	(220,564)	(310,387)
Loans and leases held for investment, net (2)	$3,887,765	$4,539,915
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.
(2)    As of September 30, 2024, the Company had $3.9 billion in loans pledged as collateral, comprised of $3.5 billion pledged under the Federal Reserve Bank (FRB) Discount Window and $463.4 million pledged to the Federal Home Loan Bank (FHLB) of Des Moines. As of December 31, 2023, the Company had $4.0 billion in loans pledged as collateral, comprised of $3.5 billion pledged under the FRB Discount Window and $479.0 million pledged to the FHLB of Des Moines.

The following table presents the components of the allowance for loan and lease losses (ALLL):

	September 30, 2024	December 31, 2023
Gross allowance for loan and lease losses (1)	$274,538	$355,773
Recovery asset value (2)	(53,974)	(45,386)
Allowance for loan and lease losses	$220,564	$310,387
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

September 30, 2024	Consumer	Commercial	Total
Loans and leases held for investment	$3,482,629	$625,700	$4,108,329

Allowance for loan and lease losses	$200,899	$19,665	$220,564
Allowance ratio (1)	5.8%	3.1%	5.4%

Gross allowance for loan and lease losses	$254,873	$19,665	$274,538
Gross allowance ratio (1)	7.3%	3.1%	6.7%

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the allowance for credit losses by portfolio segment was as follows:

	Three Months Ended September 30,
	2024			2023
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$210,729	$18,180	$228,909	$341,161	$14,002	$355,163
Credit loss expense for loans and leases held for investment	45,813	1,647	47,460	63,733	394	64,127
Charge-offs (1)	(68,388)	(721)	(69,109)	(73,644)	(534)	(74,178)
Recoveries	12,745	559	13,304	5,038	345	5,383
Allowance for loan and lease losses, end of period	$200,899	$19,665	$220,564	$336,288	$14,207	$350,495

Reserve for unfunded lending commitments, beginning of period	$—	$1,455	$1,455	$—	$2,017	$2,017
Credit loss expense (benefit) for unfunded lending commitments	—	(99)	(99)	—	352	352
Reserve for unfunded lending commitments, end of period (2)	$—	$1,356	$1,356	$—	$2,369	$2,369

	Nine Months Ended September 30,
	2024			2023
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses, beginning of period	$298,061	$12,326	$310,387	$312,489	$15,363	$327,852
Credit loss expense (benefit) for loans and leases held for investment	104,259	9,024	113,283	201,291	(124)	201,167
Charge-offs (1)	(234,992)	(2,547)	(237,539)	(189,201)	(1,809)	(191,010)
Recoveries	33,571	862	34,433	11,709	777	12,486
Allowance for loan and lease losses, end of period	$200,899	$19,665	$220,564	$336,288	$14,207	$350,495

Reserve for unfunded lending commitments, beginning of period	$—	$1,873	$1,873	$18	$1,860	$1,878
Credit loss expense (benefit) for unfunded lending commitments	—	(517)	(517)	(18)	509	491
Reserve for unfunded lending commitments, end of period (2)	$—	$1,356	$1,356	$—	$2,369	$2,369
(1)    Unsecured personal loans are charged-off when a borrower is (i) contractually 120 days past due or (ii) two payments past due and has filed for bankruptcy or is deceased.
(2)    Relates to $105.3 million and $89.5 million of unfunded commitments as of September 30, 2024 and 2023, respectively. As of September 30, 2024, $11.4 million of the $105.3 million of unfunded commitments is unconditionally cancellable and therefore has no associated reserve.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents charge-offs by origination year for the first nine months of 2024:

	Gross Charge-Offs by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Unsecured personal	$2,033	$72,410	$119,341	$39,714	$—	$—	$233,498
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	—	341	765	388	—	—	1,494
Total consumer loans held for investment	2,033	72,751	120,106	40,102	—	—	234,992
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Commercial and industrial	—	421	507	403	—	1,216	2,547
Total commercial loans and leases held for investment	—	421	507	403	—	1,216	2,547

Total loans and leases held for investment	$2,033	$73,172	$120,613	$40,505	$—	$1,216	$237,539

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

September 30, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Unsecured personal
Current	$898,427	$950,003	$957,619	$187,075	$—	$—	$2,993,124
30-59 days past due	2,564	9,135	10,989	3,061	—	—	25,749
60-89 days past due	1,681	7,234	8,617	2,624	—	—	20,156
90 or more days past due	1,119	8,520	10,002	2,711	—	—	22,352
Total unsecured personal (1)	903,791	974,892	987,227	195,471	—	—	3,061,381
Residential mortgages
Current	—	—	46,466	53,068	29,117	46,382	175,033
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	145	145
90 or more days past due	—	—	—	—	—	167	167
Total residential mortgages	—	—	46,466	53,068	29,117	46,694	175,345
Secured consumer
Current	65,997	89,220	65,564	12,830	—	2,395	236,006
30-59 days past due	61	679	1,177	366	—	—	2,283
60-89 days past due	25	174	409	67	—	—	675
90 or more days past due	22	13	135	72	—	—	242
Total secured consumer	66,105	90,086	67,285	13,335	—	2,395	239,206
Total consumer loans held for investment	$969,896	$1,064,978	$1,100,978	$261,874	$29,117	$49,089	$3,475,932
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of September 30, 2024, the basis adjustment totaled $6.7 million and represents an increase to the amortized cost of the hedged loans. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

September 30, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$1,882	$35,734	$9,384	$10,220	$10,004	$67,224	$—
Special mention	—	—	374	693	—	—	1,067	—
Substandard	—	—	1,060	5,323	—	—	6,383	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	1,882	37,168	15,400	10,220	10,004	74,674	—
Commercial real estate
Pass	15,826	61,965	90,147	24,024	27,866	112,087	331,915	30,761
Special mention	—	—	—	—	562	6,316	6,878	422
Substandard	—	—	2,437	8,487	8,856	11,139	30,919	8,945
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,121	496	—	467	2,084	1,768
Total commercial real estate	15,826	61,965	93,705	33,007	37,284	130,009	371,796	41,896
Commercial and industrial
Pass	22,397	33,634	40,493	31,277	6,215	14,125	148,141	94,664
Special mention	—	—	1,842	—	—	27	1,869	1,485
Substandard	—	3,302	11,411	2,352	1,472	1,691	20,228	12,620
Doubtful	—	—	3,279	1,510	505	285	5,579	4,684
Loss	—	—	2,651	568	—	194	3,413	3,407
Total commercial and industrial	22,397	36,936	59,676	35,707	8,192	16,322	179,230	116,860
Total commercial loans and leases held for investment	$38,223	$100,783	$190,549	$84,114	$55,696	$156,335	$625,700	$158,756
(1)    Represents loan balances guaranteed by the Small Business Association (SBA).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$2,945	$33,430	$26,311	$7,754	$9,411	$6,288	$86,139	$—
Special mention	—	15,235	1,962	5,873	1,335	—	24,405	—
Substandard	—	—	—	448	—	—	448	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	2,945	48,665	28,273	14,075	10,746	6,288	110,992	—
Commercial real estate
Pass	49,067	94,247	34,535	43,058	52,160	78,062	351,129	33,423
Special mention	—	—	—	—	—	13,706	13,706	—
Substandard	—	3,598	7,716	—	—	2,139	13,453	9,425
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,515	—	—	519	2,034	1,471
Total commercial real estate	49,067	97,845	43,766	43,058	52,160	94,426	380,322	44,319
Commercial and industrial
Pass	40,636	60,352	39,304	9,525	10,282	11,626	171,725	104,928
Special mention	—	10,881	1,532	729	137	444	13,723	9,384
Substandard	—	2,304	5,426	673	1,045	1,434	10,882	6,908
Doubtful	—	649	—	548	—	286	1,483	1,214
Loss	—	—	—	—	—	1,256	1,256	1,229
Total commercial and industrial	40,636	74,186	46,262	11,475	11,464	15,046	199,069	123,663
Total commercial loans and leases held for investment	$92,648	$220,696	$118,301	$68,608	$74,370	$115,760	$690,383	$167,982
(1)    Represents loan balances guaranteed by the SBA.

The following tables present an analysis of the past due loans and leases HFI at amortized cost within the commercial portfolio segment:

September 30, 2024	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$—	$—	$4,850	$4,850	$—
Commercial real estate	3,882	678	6,106	10,666	8,681
Commercial and industrial	417	8,207	7,232	15,856	12,347
Total commercial loans and leases held for investment	$4,299	$8,885	$18,188	$31,372	$21,028

December 31, 2023	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$1,265	$—	$—	$1,265	$—
Commercial real estate	—	3,566	1,618	5,184	4,047
Commercial and industrial	12,261	1,632	1,515	15,408	11,260
Total commercial loans and leases held for investment	$13,526	$5,198	$3,133	$21,857	$15,307
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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Modifications

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Short-term payment reduction	$7,384	$448	$24,106	$770
Permanent loan modification	2,281	860	4,721	2,020
Debt settlement	5,521	9,177	5,713	9,355
Total loan modifications – unsecured personal loans	$15,186	$10,485	$34,540	$12,145

% of unsecured personal loans at amortized cost as of period end	0.5%	0.3%	1.1%	0.3%

During the third quarter of 2023, the Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of five to eight months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $16.8 million of loan balances at amortized cost outstanding as of September 30, 2024, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the third quarter and first nine months of 2024, the weighted-average interest rate reduction under this program was approximately 7.0% and 7.8%, respectively. During the third quarter and first nine months of 2023, the weighted-average interest rate reduction under this program was approximately 7.2% and 9.2%, respectively. The weighted-average maturity date extension was approximately twelve months for all periods.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	September 30, 2024			September 30, 2023(1)
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured personal loans
Current	$21,281	$5,049	$133	$672	$1,807	$55
30-59 days	2,064	188	9	22	154	11
60-89 days	1,619	284	832	28	22	2,798
90 or more days	1,243	265	4,824	48	37	6,491
Total loan modifications	$26,207	$5,786	$5,798	$770	$2,020	$9,355
(1)     Reflects the delinquency status of the amortized cost of loan modifications that were modified during the preceding nine months, as the associated ASU 2022-02 was adopted prospectively on January 1, 2023.

In the event of a borrower defaulting at 120 days past due, the modified loan is charged-off at the time of default. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023(1)	2024	2023(1)
Short-term payment reduction	$2,986	$24	$4,546	$38
Permanent loan modification	551	86	1,479	164
Debt settlement	15,631	15,158	57,603	33,621
Total loan modifications – unsecured personal loans	$19,168	$15,268	$63,628	$33,823
(1)     Reflects total amount of charge-offs during the period for loan modifications that were entered into within the preceding nine months of charge-off, as the associated ASU 2022-02 was adopted prospectively on January 1, 2023.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases:

	September 30, 2024		December 31, 2023
	Nonaccrual	Nonaccrual with no related ACL (1)	Nonaccrual	Nonaccrual with no related ACL (1)
Unsecured personal	$22,352	$—	$30,132	$—
Residential mortgages	467	377	312	312
Secured consumer	242	—	217	—
Total nonaccrual consumer loans held for investment	23,061	377	30,661	312

Equipment finance	4,814	—	—	—
Commercial real estate	15,412	1,607	9,663	2,187
Commercial and industrial	21,671	4,645	4,058	1,590
Total nonaccrual commercial loans and leases held for investment (2)	41,897	6,252	13,721	3,777

Total nonaccrual loans and leases held for investment	$64,958	$6,629	$44,382	$4,089
(1)     Subset of total nonaccrual loans and leases.
(2)     Includes $22.8 million and $10.4 million in loan balances guaranteed by the SBA as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024		December 31, 2023
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$23,061	0.7%	$30,661	0.7%
Total nonaccrual commercial loans and leases held for investment	41,897	6.7%	13,721	2.0%
Total nonaccrual loans and leases held for investment	$64,958	1.6%	$44,382	0.9%
(1)     Calculated as the ratio of non-accruing loans and leases to loans and leases HFI at amortized cost.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Securitizations and Variable Interest Entities

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with VIEs, which include Structured Program transactions. The Company has also various forms of involvement with VIEs, including servicing loans and holding senior asset-backed securities or subordinated interests in the VIEs. Additionally, the carrying amount of assets and liabilities in the table below exclude intercompany balances that were eliminated in consolidation.

	September 30, 2024			December 31, 2023
	Consolidated (1)	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Assets
Restricted cash	$—	$—	$—	$3,454	$—	$3,454
Securities available for sale at fair value	—	2,922,740	2,922,740	—	1,249,796	1,249,796
Loans held for investment at fair value (2)	—	—	—	970	—	970
Other assets	—	53,154	53,154	14	31,531	31,545
Total assets	$—	$2,975,894	$2,975,894	$4,438	$1,281,327	$1,285,765
Liabilities
Borrowings (2)	—	—	—	2,888	—	2,888
Other liabilities	—	6,608	6,608	4	3,301	3,305
Total liabilities	$—	$6,608	$6,608	$2,892	$3,301	$6,193
Total net assets (maximum loss exposure)	$—	$2,969,286	$2,969,286	$1,546	$1,278,026	$1,279,572
(1)    During the third quarter of 2024, the Company deconsolidated its previously consolidated VIEs.
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value of consideration received:
Cash	$131,358	$40,994	$322,248	$59,045
Net securities retained from Structured Program transactions	730,182	301,602	2,228,307	454,831
Other assets, net	9,427	3,790	29,066	6,089
Total consideration	870,967	346,386	2,579,621	519,965
Fair value of loans sold	(832,421)	(343,142)	(2,523,631)	(514,701)
Sale of senior securities related to Structured Program transactions	(30,000)	—	(30,000)	—
Deconsolidation of debt	880	—	880	—
Principal derecognized from loans securitized or sold	(737)	—	(737)	—
Gain on sales of loans and securities (1)	$8,689	$3,244	$26,133	$5,264

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$7,675	$1,234	$18,380	$3,110
Interest received on securities retained from Structured Program transactions	$46,153	$5,142	$113,206	$8,736
(1)    Consists primarily of servicing assets recognized at the time of loan sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale.

Beginning in the second quarter of 2023, the Company resumed its Structured Program transactions with its newly launched Structured Certificates, where it retains the senior securities at a fixed rate at the time of transaction, in addition to the amount required pursuant to the U.S. Risk Retention Rules, and sells the residual certificates. There is no direct recourse to the Company’s assets and holders of the securities can look only to those assets of the VIEs that issued their securities for payment. The residual certificates are subject principally to the credit and prepayment risk stemming from the underlying unsecured personal loans. See “Note 4. Securities Available for Sale” for additional information related to these securities.

As of September 30, 2024, the aggregate unpaid principal balance held by unconsolidated VIEs was $3.3 billion, of which $32.6 million was attributable to off-balance sheet loans that were 30 days or more past due. As of December 31, 2023, the aggregate unpaid principal balance held by unconsolidated VIEs was $1.6 billion, of which $9.5 million was attributable to off-balance sheet loans that were 30 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

September 30, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$849,967	$849,967
Loans held for investment at fair value	—	—	1,287,495	1,287,495
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	2,760,435	2,760,435
U.S. agency residential mortgage-backed securities	—	225,601	—	225,601
Other asset-backed securities related to Structured Program transactions	—	—	162,304	162,304
U.S. agency securities	—	79,576	—	79,576
Mortgage-backed securities	—	58,719	—	58,719
Other asset-backed securities	—	22,181	—	22,181
Municipal securities	—	2,602	—	2,602
Total securities available for sale	—	388,679	2,922,739	3,311,418
Servicing assets	—	—	60,133	60,133
Other assets	—	2,465	—	2,465
Total assets	$—	$391,144	$5,120,334	$5,511,478

Liabilities:
Borrowings	—	—	2,683	2,683
Other liabilities	—	8,678	12,276	20,954
Total liabilities	$—	$8,678	$14,959	$23,637

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

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, changes in fair value for assets and liabilities within the Level 2 or Level 3 categories may include changes in fair value that were attributable to observable and unobservable inputs, respectively. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the third quarters and first nine months of 2024 or 2023.

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

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFS:

	September 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	7.5%	13.8%	8.3%	8.1%	10.3%	9.0%
Annualized net charge-off rate (1)	1.7%	19.6%	6.5%	2.7%	12.9%	6.5%
Annualized prepayment rate (1)	14.4%	22.5%	19.2%	15.7%	22.5%	19.9%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

Fair Value Sensitivity

The sensitivity of loans HFS at fair value to adverse changes in key assumptions was as follows:

	September 30, 2024	December 31, 2023
Loans held for sale at fair value	$849,967	$407,773
Expected remaining weighted-average life (in years)	1.4	1.5
Discount rate:
100 basis point increase	$(10,868)	$(5,093)
200 basis point increase	$(21,005)	$(10,051)
Annualized net charge-off rate:
10% increase	$(10,797)	$(5,102)
20% increase	$(21,673)	$(10,184)
Annualized prepayment rate:
10% increase	$(2,116)	$(851)
20% increase	$(4,162)	$(1,628)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents loans HFS at fair value activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value at beginning of period	$791,059	$250,361	$407,773	$110,400
Originations and purchases	1,331,058	1,107,771	4,011,238	3,584,918
Sales	(1,162,662)	(950,451)	(3,264,476)	(3,435,949)
Principal payments	(75,695)	(22,372)	(173,572)	(33,972)
Transfers	—	3,299	—	195,106
Realized charge-offs, net of recoveries, recorded in earnings	(4,819)	(2,757)	(13,255)	(10,477)
Fair value adjustments recorded in earnings	(28,974)	(23,062)	(117,741)	(47,237)
Fair value at end of period	$849,967	$362,789	$849,967	$362,789

The following table summarizes the aggregate fair value of the Company’s HFS loans, as well as the amount that was 90 days or more past due:

	September 30, 2024		December 31, 2023
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$884,507	$2,476	$431,955	$1,395
Cumulative fair value adjustments	(34,540)	(2,001)	(24,182)	(1,102)
Fair value of loans held for sale	$849,967	$475	$407,773	$293

Loans Held for Investment at Fair Value

Loans HFI at fair value consists primarily of a loan portfolio acquired during the third quarter of 2024 with a $1.3 billion outstanding principal balance. Due to the short remaining duration of the acquired loan portfolio, the Company has elected to account for the HFI loan portfolio under the fair value option.

The Company does not assume principal or interest rate risk on loans that were funded by its member payment-dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities are matched and offset by an equal balance of notes with the exact same interest rates and maturities. As such, the tables presented below exclude retail and certificate loans held for investment at fair value, which were $2.7 million and $10.5 million at September 30, 2024 and December 31, 2023, respectively.

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFI:

	September 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	7.1%	22.0%	10.5%	8.4%	16.2%	12.8%
Annualized net charge-off rate (1)	2.8%	19.9%	6.4%	1.9%	5.9%	3.7%
Annualized prepayment rate (1)	15.4%	21.3%	19.3%	18.6%	27.7%	22.6%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions was as follows:

	September 30, 2024	December 31, 2023
Loans held for investment at fair value	$1,284,812	$262,190
Expected remaining weighted-average life (in years)	0.9	0.9
Discount rate:
100 basis point increase	$(10,420)	$(1,957)
200 basis point increase	$(20,688)	$(3,888)
Annualized net charge-off rate:
10% increase	$(7,373)	$(1,753)
20% increase	$(15,612)	$(3,595)
Annualized prepayment rate:
10% increase	$(2,629)	$(857)
20% increase	$(5,184)	$(1,675)

Fair Value Reconciliation

The following table presents loans HFI at fair value activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value at beginning of period	$334,642	$404,119	$262,190	$925,938
Purchases	1,162,845	112	1,395,629	4,149
Principal payments	(206,847)	(76,495)	(366,777)	(419,233)
Transfers	—	(3,472)	—	(195,106)
Interest income accretion and fair value adjustments recorded in earnings	(5,828)	2,035	(6,230)	10,551
Fair value at end of period	$1,284,812	$326,299	$1,284,812	$326,299

The following table summarizes the aggregate fair value of the Company’s HFI loans held at fair value, as well as the amount that was 90 days or more past due:

	September 30, 2024		December 31, 2023
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$1,384,752	$16,953	$281,031	$3,774
Cumulative fair value adjustments	(99,940)	(13,693)	(18,841)	(3,037)
Fair value of loans held for investment	$1,284,812	$3,260	$262,190	$737

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

Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable input, which includes credit spreads, was used in the fair value measurement of senior asset-backed securities related to Structured Program transactions:

	September 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	5.8%	6.0%	5.9%	7.0%	7.0%	7.0%

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	September 30, 2024	December 31, 2023
Fair value of interests held	$2,760,435	$1,176,403
Expected remaining weighted-average life (in years)	1.3	1.5
Discount rate:
100 basis point increase	$(36,141)	$(18,016)
200 basis point increase	$(72,282)	$(36,033)

Fair Value Reconciliation

The following table presents senior asset-backed securities related to Structured Program transactions activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value at beginning of period	$2,312,114	$142,785	$1,176,403	$—
Additions	688,692	284,704	2,102,338	429,384
Sales	(30,114)	—	(30,114)	—
Cash received	(241,555)	(14,244)	(519,822)	(15,534)
Change in unrealized gain (loss)	31,298	(848)	31,630	(1,453)
Fair value at end of period	$2,760,435	$412,397	$2,760,435	$412,397

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
(Unaudited)

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	September 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	7.5%	11.0%	8.0%	8.1%	10.3%	9.0%
Annualized net charge-off rate (1)	3.3%	6.3%	4.8%	4.9%	5.9%	5.5%
Annualized prepayment rate (1)	18.0%	20.4%	19.6%	19.2%	21.0%	20.1%
(1)    The weighted-average rate is calculated using the original principal balance of each security.

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	September 30, 2024	December 31, 2023
Fair value of interests held	$162,304	$73,393
Expected remaining weighted-average life (in years)	1.4	1.5
Discount rate:
100 basis point increase	$(1,985)	$(927)
200 basis point increase	$(3,870)	$(1,836)
Annualized net charge-off rate:
10% increase	$(1,661)	$(882)
20% increase	$(3,331)	$(1,771)
Annualized prepayment rate:
10% increase	$(359)	$(203)
20% increase	$(708)	$(430)

Fair Value Reconciliation

The following table presents other asset-backed securities related to Structured Program transactions activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value at beginning of period	$135,545	$16,980	$73,393	$12,469
Additions	42,562	17,190	129,187	25,970
Cash received	(15,641)	(2,812)	(37,707)	(7,081)
Credit loss expense for securities available for sale	(180)	—	(2,263)	—
Change in unrealized gain (loss)	18	(296)	(306)	(296)
Fair value at end of period	$162,304	$31,062	$162,304	$31,062

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	September 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	8.7%	17.3%	10.8%	8.7%	17.3%	11.3%
Annualized net charge-off rate (1)	1.7%	21.0%	8.2%	1.9%	24.0%	8.7%
Annualized prepayment rate (1)	13.9%	24.5%	19.6%	15.6%	25.7%	20.3%
Market servicing rate (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	September 30, 2024	December 31, 2023
Fair value of servicing assets	$60,133	$77,680
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(545)	$(675)
200 basis point increase	$(1,089)	$(1,349)
Annualized net charge-off rate:
10% increase	$(546)	$(878)
20% increase	$(1,093)	$(1,756)
Annualized prepayment rate:
10% increase	$(1,269)	$(1,550)
20% increase	$(2,538)	$(3,100)

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

	September 30, 2024	December 31, 2023
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Servicing rate increase by 0.10%	$(6,843)	$(8,719)
Servicing rate decrease by 0.10%	$6,843	$8,719

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents servicing assets activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value at beginning of period	$69,709	$85,387	$77,680	$84,308
Issuances (1)	15,202	11,568	42,539	39,269
Change in fair value, included in Marketplace revenue	(24,772)	(12,100)	(60,068)	(41,750)
Other net changes	(6)	(3,095)	(18)	(67)
Fair value at end of period	$60,133	$81,760	$60,133	$81,760
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

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets, and liabilities that are not recorded at fair value on a recurring basis:

September 30, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,887,765	$—	$—	$4,036,611	$4,036,611
Other assets	42,035	—	41,655	702	42,357
Total assets	$3,929,800	$—	$41,655	$4,037,313	$4,078,968

Liabilities:
Deposits (1)	$2,865,207	$—	$—	$2,869,785	$2,869,785
Other liabilities	53,629	—	32,577	21,052	53,629
Total liabilities	$2,918,836	$—	$32,577	$2,890,837	$2,923,414

December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,539,915	$—	$—	$4,675,354	$4,675,354
Other assets	37,605	—	36,884	1,017	37,901
Total assets	$4,577,520	$—	$36,884	$4,676,371	$4,713,255

Liabilities:
Deposits (1)	$1,714,889	$—	$—	$1,714,203	$1,714,203
Borrowings	6,398	—	—	6,398	6,398
Other liabilities	59,015	—	36,823	22,192	59,015
Total liabilities	$1,780,302	$—	$36,823	$1,742,793	$1,779,616
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

Derivatives Not Designated as Accounting Hedges

The table below presents the notional and gross fair value amounts of the Company’s derivatives that are not designated as accounting hedges:

	September 30, 2024			December 31, 2023
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Liability (1)
Credit derivatives (2)	$12,267	$—	$(11,404)	$7,307	$(6,372)
Interest rate caps	200,000	40	—	—	—
Total	$212,267	$40	$(11,404)	$7,307	$(6,372)
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

The table below presents the losses recognized on the Company’s derivatives that are not designated as accounting hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Credit derivatives (1)	$(1,590)	$(2,312)	$(5,032)	$(3,257)
Interest rate caps (2)	(363)	—	(426)	—
Total losses	$(1,953)	$(2,312)	$(5,458)	$(3,257)
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

Derivatives Designated as Accounting Hedges

The Company is exposed to changes in the fair value of its fixed-rate assets due to changes in benchmark interest rates. The Company enters into interest rate swaps to manage its exposure to changes in fair value of these assets attributable to changes in the Secured Overnight Financing Rate (SOFR). The interest rate swaps qualify as fair value hedges and involve the payment of fixed-rate amounts to a counterparty in exchange for the receipt of variable-rate payments over the life of the agreements, ranging from approximately one to three years.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The table below presents the notional and gross fair value amounts of the Company’s interest rate swaps used for hedging:

	September 30, 2024			December 31, 2023
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Liability (1)
Unsecured personal loans	$1,075,000	$63	$(6,429)	$1,500,000	$(8,547)
Securities available for sale	225,000	114	—	—	—
Total interest rate swaps	$1,300,000	$177	$(6,429)	$1,500,000	$(8,547)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flow.

The following table summarizes the gains (losses) recognized on the Company’s fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unsecured personal loans:
Hedged item	$8,273	$(3,020)	$(2,184)	$(3,020)
Derivatives used for hedging	(7,734)	3,483	2,181	3,483
Interest settlement on derivative (1)	1,490	883	4,259	883
Total gain on hedged unsecured personal loans (2)	2,029	1,346	4,256	1,346

Securities available for sale:
Hedged item	95	—	95	—
Derivatives used for hedging	114	—	114	—
Interest settlement on derivative (1)	54	—	54	—
Total gain on hedged securities available for sale (3)	263	—	263	—

Total gains on fair value hedges	$2,292	$1,346	$4,519	$1,346
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest and fees on loans and leases held for investment” on the Income Statement.
(3)    Recorded in “Interest on securities available for sale” on the Income Statement.

The following table presents the cumulative basis adjustments for fair value hedges:

	September 30, 2024		December 31, 2023
Balance Sheet Line Item	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items
Securities available for sale	$2,544,974	$95	$—	$—
Loans and leases held for investment	$1,744,465	$6,697	$3,109,854	$8,881
(1)    Represents the total closed portfolio of assets (at amortized cost) designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship. At September 30, 2024, the amortized cost of AFS securities and unsecured personal loans, designated as the hedged items in the portfolio layer hedging relationship, was $225 million and $1.075 billion, respectively. At December 31, 2023, the amortized cost of unsecured personal loans designated as the hedged item in the portfolio layer hedging relationship was $1.5 billion.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2024	December 31, 2023
Software (1)	$244,619	$209,260
Leasehold improvements	30,699	30,764
Computer equipment	21,777	21,654
Furniture and fixtures	5,554	5,845
Total property, equipment and software	302,649	267,523
Accumulated depreciation and amortization	(134,840)	(106,006)
Total property, equipment and software, net	$167,809	$161,517
(1)    Includes $38.7 million and $66.9 million of development in progress for internally-developed software and $2.5 million and $4.6 million of development in progress to customize purchased software as of September 30, 2024 and December 31, 2023, respectively.

Depreciation and amortization expense on property, equipment and software was $12.5 million and $36.4 million for the third quarter and first nine months of 2024, respectively. Depreciation and amortization expense on property, equipment and software was $10.3 million and $32.1 million for the third quarter and first nine months of 2023, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both September 30, 2024 and December 31, 2023. The Company did not record any goodwill impairment expense for the third quarters and first nine months of 2024 and 2023. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	September 30, 2024	December 31, 2023
Gross carrying value	$54,500	$54,500
Accumulated amortization	(45,061)	(42,365)
Net carrying value	$9,439	$12,135

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the third quarter and first nine months of 2024 was $0.9 million and $2.7 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2023 was $1.0 million and $3.2 million, respectively. There was no impairment loss for the third quarters and first nine months of 2024 and 2023.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The expected future amortization expense for intangible assets as of September 30, 2024, is as follows:

2024	$853
2025	2,901
2026	2,252
2027	1,603
2028	945
Thereafter	885
Total	$9,439

11. Other Assets

Other assets consist of the following:

	September 30, 2024	December 31, 2023
Deferred tax assets, net (1)	$128,648	$151,411
Servicing assets (2)	60,514	78,401
Accrued interest receivable	43,662	35,793
Nonmarketable equity investments	43,147	42,891
Operating lease assets	21,198	26,611
Intangible assets, net (3)	9,439	12,135
Other	100,451	108,211
Total other assets	$407,059	$455,453
(1)    See “Note 16. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $7.1 billion and $9.5 billion as of September 30, 2024 and December 31, 2023, respectively.
(3)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

12. Deposits

Deposits consist of the following:

	September 30, 2024	December 31, 2023
Interest-bearing deposits:
Savings and money market accounts	$5,257,239	$4,349,239
Certificates of deposit	2,865,207	1,714,889
Checking accounts	976,646	937,552
Total	9,099,092	7,001,680
Noninterest-bearing deposits	360,516	331,806
Total deposits	$9,459,608	$7,333,486

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Total certificates of deposit at September 30, 2024 are scheduled to mature as follows:

2024	$803,943
2025	1,588,306
2026	443,356
2027	17,724
2028	2,039
Thereafter	9,839
Total certificates of deposit	$2,865,207

The following table presents the amount of certificates of deposit with denominations exceeding the Federal Deposit Insurance Corporation (FDIC) limit of $250 thousand, segregated by time remaining until maturity, as of September 30, 2024:

	Three months or less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
Certificates of deposit	$102,110	$36,946	$135,647	$45,972	$320,675

13. Borrowings

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	September 30, 2024		December 31, 2023
	Available Borrowing Capacity	Pledged Collateral	Available Borrowing Capacity	Pledged Collateral
FRB Discount Window	$2,942,472	$3,482,695	$2,816,501	$3,507,541
FHLB of Des Moines	663,439	842,163	661,337	838,511
Total	$3,605,911	$4,324,858	$3,477,838	$4,346,052

Long-term Debt

As of September 30, 2024 and December 31, 2023, the Company had $2.7 million and $10.5 million, respectively, in debt outstanding related to the Retail Program. The Company does not assume principal or interest rate risk on loans that were funded through the Retail Program because loan balances, interest rates and maturities were matched and offset by an equal balance of notes and certificates with the exact same interest rates and maturities. As of December 31, 2020, LendingClub ceased offering and selling retail notes and certificates under the Retail Program. As such, the total balance will continue to decline as underlying borrower payments are made.

As of December 31, 2023, in addition to the above, the Company had debt outstanding of $8.9 million, consisting of advances from Paycheck Protection Program Liquidity Facility of $6.4 million (with pledged collateral of $6.4 million) and payable on Structured Program borrowings of $2.5 million (with pledged collateral of $3.9 million).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

14. Other Liabilities

Other liabilities consist of the following:

	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$68,429	$54,619
Payable to investors (1)	32,577	36,823
Operating lease liabilities	29,441	37,869
Other	101,874	93,490
Total other liabilities	$232,321	$222,801
(1)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

15. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs), cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	$10,290	$15,384	$33,845	$45,357
PBRSUs	958	1,471	2,317	3,935
Stock-based compensation expense, gross	11,248	16,855	36,162	49,292
Less: Capitalized stock-based compensation expense	1,714	2,449	5,635	7,170
Stock-based compensation expense, net	$9,534	$14,406	$30,527	$42,122

Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	6,999,831	$9.42
Granted	4,252,647	$8.87
Vested	(3,390,746)	$10.12
Forfeited/expired	(1,151,204)	$9.12
Unvested at September 30, 2024	6,710,528	$8.77

During the first nine months of 2024, the Company granted 4,252,647 RSUs with an aggregate fair value of $37.7 million.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As of September 30, 2024, there was $52.8 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years, subject to any forfeitures.

Performance-based Restricted Stock Units

The Company’s outstanding PBRSU awards have a market-based metric and/or an operating-based metric, each with a three-year performance period, following which any earned portion is immediately vested. With respect to PBRSU awards with a market-based metric, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metric) and expensed over the performance period. With respect to PBRSU awards with an operating-based metric, the compensation expense of the award is set at the time of grant (assuming a target level of achievement), subsequently adjusted for actual performance during the performance period and expensed over the performance/vesting period.

The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	1,469,813	$12.60
Granted	462,060	$8.59
Forfeited/expired	(719,664)	$16.64
Unvested at September 30, 2024	1,212,209	$8.68

During the first nine months of 2024, the Company granted 462,060 PBRSUs with an aggregate fair value of $4.0 million.

As of September 30, 2024, there was $4.6 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.3 years, subject to any forfeitures.

16. Income Taxes

For the third quarter and first nine months of 2024, the Company recorded an income tax expense of $3.6 million and $12.3 million, respectively, representing an effective tax rate of 19.7% and 22.9%, respectively. For the third quarter and first nine months of 2023, the Company recorded an income tax expense of $3.3 million and $12.1 million, respectively, representing an effective tax rate of 39.9% and 29.7%, respectively. The effective tax rate differs from the statutory rate due to the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. The decrease in effective tax rates for the 2024 periods compared to the same periods in 2023 is primarily due to the net discrete impact of stock-based compensation.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the Company’s net deferred tax assets:

	September 30, 2024	December 31, 2023
Deferred tax assets, net of liabilities	$175,051	$197,519
Valuation allowance	(46,403)	(46,108)
Deferred tax assets, net of valuation allowance	$128,648	$151,411

17. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the third quarter and first nine months of 2024, interest earned on Equipment Finance was $1.2 million and $4.3 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement. For the third quarter and first nine months of 2023, interest earned on Equipment Finance was $2.0 million and $7.2 million, respectively.

The components of Equipment Finance assets are as follows:

	September 30, 2024	December 31, 2023
Lease receivables	$59,045	$92,546
Unguaranteed residual asset values	22,116	28,913
Unearned income	(6,887)	(11,072)
Deferred fees	400	605
Total	$74,674	$110,992

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of September 30, 2024 were as follows:

2024	$8,717
2025	24,096
2026	14,555
2027	7,941
2028	4,030
Thereafter	1,539
Total lease payments	$60,878
Discount effect	(1,833)
Present value of future minimum lease payments	$59,045

Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah, and Boston, Massachusetts areas. As of September 30, 2024, the lease agreements have remaining lease terms ranging from approximately two years to five years. Some of the lease agreements include options to extend the lease term for up to an additional fifteen years. As of September 30, 2024,

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

the Company pledged $0.4 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	September 30, 2024	December 31, 2023
Operating lease assets	Other assets	$21,198	$26,611
Operating lease liabilities	Other liabilities	$29,441	$37,869

Net lease costs were $2.7 million and $7.9 million during the third quarter and first nine months of 2024, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement. Net lease costs were $3.1 million and $9.4 million during the third quarter and first nine months of 2023, respectively.

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-cash operating activity:
Leased assets obtained or adjusted in exchange for new, amended, and modified operating lease liabilities (1)	$—	$—	$—	$(4,664)
(1)    Amounts include noncash remeasurements of the operating lease ROU asset.

The Company’s future minimum undiscounted lease payments under operating leases as of September 30, 2024 were as follows:

Operating Lease Payments
2024	$3,223
2025	13,129
2026	7,228
2027	4,265
2028	3,922
Thereafter	909
Total lease payments	$32,676
Discount effect	(3,235)
Present value of future minimum lease payments	$29,441

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	3.13	3.72
Weighted-average discount rate	4.96%	5.04%

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

Unfunded Loan Commitments

As of September 30, 2024 and December 31, 2023, the contractual amount of unfunded loan commitments was $105.3 million and $78.1 million, respectively. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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

The following table summarizes the Company’s and LC Bank’s regulatory capital amounts (in millions) and ratios:

	September 30, 2024		December 31, 2023		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,157.2	15.9%	$1,090.2	17.9%	7.0%
Tier 1 capital	$1,157.2	15.9%	$1,090.2	17.9%	8.5%
Total capital	$1,249.8	17.1%	$1,169.2	19.2%	10.5%
Tier 1 leverage	$1,157.2	11.3%	$1,090.2	12.9%	4.0%
Risk-weighted assets	$7,289.3	N/A	$6,104.5	N/A	N/A
Quarterly adjusted average assets	$10,270.0	N/A	$8,476.1	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$1,050.8	14.5%	$949.4	15.8%	7.0%
Tier 1 capital	$1,050.8	14.5%	$949.4	15.8%	8.5%
Total capital	$1,142.8	15.8%	$1,027.4	17.1%	10.5%
Tier 1 leverage	$1,050.8	10.3%	$949.4	11.4%	4.0%
Risk-weighted assets	$7,235.1	N/A	$6,022.2	N/A	N/A
Quarterly adjusted average assets	$10,195.1	N/A	$8,337.4	N/A	N/A
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

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At September 30, 2024 and December 31, 2023, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as well-capitalized institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since September 30, 2024 that management believes would change the Company’s categorization.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. No dividends were declared by LC Bank during the first nine months of 2024 or during 2023.

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

All of the Company’s revenue is generated in the United States. The Company has experienced reductions in marketplace investor demand in connection with increases in interest rates and volatility in the macro economy. However, no individual borrower or marketplace investor accounted for 10% or more of total net revenue during the third quarter and first nine months of 2024 and the third quarter of 2023. During the first nine months of 2023, one marketplace bank investor accounted for 12% of total net revenue. No other individual borrower or marketplace investor accounted for 10% or more of total net revenue for any of the periods presented.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the Acquisition. This activity includes, but is not limited to, servicing fee revenue on purchased servicing assets, and interest income and interest expense related to the Retail Program and Structured Program transactions entered into prior to the Acquisition.

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$42,583	$37,439	$9,125	$12,320	$6,676	$11,127	$58,384	$60,886
Other non-interest income	13,047	18,783	2,793	2,478	(12,584)	(18,303)	3,256	2,958
Total non-interest income	55,630	56,222	11,918	14,798	(5,908)	(7,176)	61,640	63,844

Interest income:
Interest income	239,880	203,961	497	3,451	—	—	240,377	207,412
Interest expense	(100,005)	(69,517)	(131)	(890)	—	—	(100,136)	(70,407)
Net interest income	139,875	134,444	366	2,561	—	—	140,241	137,005

Total net revenue	195,505	190,666	12,284	17,359	(5,908)	(7,176)	201,881	200,849

Provision for credit losses	(47,541)	(64,463)	—	(16)	—	—	(47,541)	(64,479)
Non-interest expense	(129,685)	(122,142)	(12,555)	(13,069)	5,908	7,176	(136,332)	(128,035)
Income (Loss) before income tax benefit (expense)	18,279	4,061	(271)	4,274	—	—	18,008	8,335
Income tax benefit (expense)	(3,657)	(2,380)	106	(947)	—	—	(3,551)	(3,327)
Net income (loss)	$14,622	$1,681	$(165)	$3,327	$—	$—	$14,457	$5,008
Capital expenditures	$12,436	$15,984	$—	$—	$—	$—	$12,436	$15,984
Depreciation and amortization	$11,278	$7,579	$2,063	$3,671	$—	$—	$13,341	$11,250

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$120,631	$172,133	$29,899	$33,200	$20,098	$33,970	$170,628	$239,303
Other non-interest income	39,129	59,687	6,642	7,462	(38,246)	(57,800)	7,525	9,349
Total non-interest income	159,760	231,820	36,541	40,662	(18,148)	(23,830)	178,153	248,652

Interest income:
Interest income	662,501	612,805	4,861	11,506	—	—	667,362	624,311
Interest expense	(275,016)	(189,959)	(689)	(3,991)	—	—	(275,705)	(193,950)
Net interest income	387,485	422,846	4,172	7,515	—	—	391,657	430,361

Total net revenue	547,245	654,666	40,713	48,177	(18,148)	(23,830)	569,810	679,013

Provision for credit losses	(115,029)	(201,658)	—	—	—	—	(115,029)	(201,658)
Non-interest expense	(383,038)	(413,088)	(35,933)	(47,164)	18,148	23,830	(400,823)	(436,422)
Income before income tax expense	49,178	39,920	4,780	1,013	—	—	53,958	40,933
Income tax expense	(11,214)	(12,065)	(1,134)	(84)	—	—	(12,348)	(12,149)
Net income	$37,964	$27,855	$3,646	$929	$—	$—	$41,610	$28,784
Capital expenditures	$37,082	$48,239	$—	$—	$—	$—	$37,082	$48,239
Depreciation and amortization	$32,340	$21,546	$6,746	$13,696	$—	$—	$39,086	$35,242

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Assets
Total cash and cash equivalents	$989,612	$1,230,206	$89,967	$110,273	$(62,649)	$(87,975)	$1,016,930	$1,252,504
Restricted cash	—	—	43,432	46,628	(10,085)	(4,984)	33,347	41,644
Securities available for sale at fair value	3,311,418	1,617,309	—	2,953	—	—	3,311,418	1,620,262
Loans held for sale at fair value	849,967	407,773	—	—	—	—	849,967	407,773
Loans and leases held for investment, net	3,887,765	4,539,915	—	—	—	—	3,887,765	4,539,915
Loans held for investment at fair value (1)	1,281,219	253,800	6,276	18,878	—	—	1,287,495	272,678
Property, equipment and software, net	157,494	144,439	10,315	17,078	—	—	167,809	161,517
Investment in subsidiary	—	—	865,724	816,703	(865,724)	(816,703)	—	—
Goodwill	75,717	75,717	—	—	—	—	75,717	75,717
Other assets	295,059	341,680	136,780	131,135	(24,780)	(17,362)	407,059	455,453
Total assets	10,848,251	8,610,839	1,152,494	1,143,648	(963,238)	(927,024)	11,037,507	8,827,463
Liabilities and Equity
Total deposits	9,532,342	7,426,445	—	—	(72,734)	(92,959)	9,459,608	7,333,486
Borrowings (1)	—	6,398	2,683	12,956	—	—	2,683	19,354
Other liabilities	175,752	154,077	81,349	86,086	(24,780)	(17,362)	232,321	222,801
Total liabilities	9,708,094	7,586,920	84,032	99,042	(97,514)	(110,321)	9,694,612	7,575,641
Total equity	1,140,157	1,023,919	1,068,462	1,044,606	(865,724)	(816,703)	1,342,895	1,251,822
Total liabilities and equity	$10,848,251	$8,610,839	$1,152,494	$1,143,648	$(963,238)	$(927,024)	$11,037,507	$8,827,463
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report) and, if applicable, as modified by “Part II – Item 1A. Risk Factors” in this Report. The forward-looking statements included in this Report are made only as of the date hereof and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Overview

LendingClub operates a leading digital marketplace bank and is one of a small number of fintech companies with a national bank charter. We are building a new of kind of bank, one that aims to advantage our members with the information, tools, and guidance they need to achieve their own version of financial success. We do this by leveraging data and technology to increase access to credit, lower borrowing costs, and improve the return on savings – all through a smart, simple, and rewarding digital experience.

Executive Summary

The following results for the third quarter of 2024 reflect growth in originations and improved loan sales pricing. In addition, during the third quarter of 2024, we acquired a loan portfolio with a $1.3 billion outstanding principal balance which drove growth in total assets.

•Loan originations: Loan originations for the third quarter of 2024 increased $100.1 million, or 6%, sequentially and $404.8 million, or 27%, year over year. The increases were driven by an increase in unsecured personal loan origination volume combined with investor demand for Structured Certificates.
◦Loan originations held for investment (HFI) at amortized cost for the third quarter of 2024 increased $173.9 million, or 52%, sequentially and $183.3 million, or 56%, year over year.
◦Loan originations HFI at amortized cost as a percentage of loan originations was 27% and 19% for the third and second quarters of 2024, respectively, and 22% for the third quarter of 2023. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.

•Total net revenue: Total net revenue for the third quarter of 2024 increased $14.6 million, or 8%, sequentially and $1.0 million, or 1%, year over year.
◦Marketplace revenue: Marketplace revenue for the third quarter of 2024 increased $2.0 million, or 4%, sequentially and decreased $2.5 million, or 4%, year over year. The sequential increase was primarily due to improved loan sales prices. The year-over-year decrease was primarily due to a decrease in loan balances serviced for others, partially offset by improved loan sales prices. In addition, both the sequential and year-over-year changes reflect a $7.7 million servicing asset write-off related to the loan portfolio purchase during the third quarter of 2024.
◦Net interest income: Net interest income for the third quarter of 2024 increased $11.7 million, or 9%, sequentially and $3.2 million, or 2%, year over year. The increases were primarily due to growth in total interest-earning assets driven by the $1.3 billion loan portfolio purchase during the third quarter of 2024, partially offset by an increase in interest expense associated with growth in interest-bearing deposits.
◦Net interest margin: Net interest margin for the third quarter of 2024 was 5.63%, decreasing from 5.75% in the second quarter of 2024 and from 6.91% in the third quarter of 2023.

•Provision for credit losses: Provision for credit losses for the third quarter of 2024 increased $12.0 million, or 34%, sequentially and decreased $16.9 million, or 26%, year over year. The sequential increase was primarily driven by an increase in initial provision from a higher volume of originated loans retained as HFI at amortized cost, partially offset by the impact of a $5.3 million provision in our Commercial Real Estate (CRE) portfolio due to one office loan, which was recognized in the second quarter of 2024. Excluding this one office loan, the CRE office loan portfolio balance was under $35 million as of September 30, 2024. The majority of office loans were originated prior to the Acquisition. The year-over-year decrease was primarily driven by a higher quantitative and qualitative allowance in the third quarter of 2023 due to an increase in expected losses and a less favorable economic outlook, partially offset by an increase in the initial provision for credit losses from a higher volume of originated loans retained as HFI at amortized cost.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

•Total non-interest expense: Total non-interest expense for the third quarter of 2024 increased $4.1 million, or 3%, sequentially and $8.3 million, or 6%, year over year. The year-over-year increase was primarily due to an increase in marketing expense based on higher origination volume of marketplace loans and an increase in depreciation and amortization expense, partially offset by a decrease in compensation and benefits expense due to the workforce reduction plans we implemented in 2023.

•Net income: Net income for the third quarter of 2024 decreased $0.4 million, or 3%, sequentially and increased $9.4 million, or 189%, year over year.

•Diluted earnings per share (EPS): Diluted EPS was $0.13 for both the third and second quarters of 2024 and $0.05 for the third quarter of 2023.

•Pre-provision net revenue (PPNR): Pre-provision net revenue for the third quarter of 2024 increased $10.6 million, or 19%, sequentially and decreased $7.3 million, or 10%, year over year. The sequential increase was driven by an increase in total net revenue, partially offset by an increase in non-interest expense. The year-over-year decrease was driven by an increase in non-interest expense.

•Total assets: Total assets as of September 30, 2024 increased $1.5 billion, or 15%, sequentially and $2.6 billion, or 30%, year over year. The increases primarily reflect growth in loans held for investment at fair value, including the acquisition of a loan portfolio during the third quarter of 2024 with a $1.3 billion outstanding principal balance, securities related to our Structured Certificates program, and loans held for sale (HFS) related to our extended seasoning program.

•Deposits: Total deposits as of September 30, 2024 increased $1.4 billion, or 17%, sequentially, and $2.5 billion, or 35%, year over year. The increases primarily reflect growth in high-yield savings and certificates of deposit. Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 88% of total deposits as of September 30, 2024.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights
We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	As of and for the Three Months Ended			As of and for the Nine Months Ended September 30,
	September 30, 2024	June 30, 2024	September 30, 2023	2024	2023
Non-interest income	$61,640	$58,713	$63,844	$178,153	$248,652
Net interest income	140,241	128,528	137,005	391,657	430,361
Total net revenue	201,881	187,241	200,849	569,810	679,013
Non-interest expense	136,332	132,258	128,035	400,823	436,422
Pre-provision net revenue (1)	65,549	54,983	72,814	168,987	242,591
Provision for credit losses	47,541	35,561	64,479	115,029	201,658
Income before income tax expense	18,008	19,422	8,335	53,958	40,933
Income tax expense	(3,551)	(4,519)	(3,327)	(12,348)	(12,149)
Net income	14,457	14,903	5,008	41,610	28,784

Basic EPS	$0.13	$0.13	$0.05	$0.37	$0.27
Diluted EPS	$0.13	$0.13	$0.05	$0.37	$0.27

LendingClub Corporation Performance Metrics:
Net interest margin	5.63%	5.75%	6.91%	5.70%	7.17%
Efficiency ratio (2)	67.5%	70.6%	63.7%	70.3%	64.3%
Return on average equity (ROE)	4.4%	4.7%	1.7%	4.3%	3.2%
Return on average total assets (ROA)	0.6%	0.6%	0.2%	0.6%	0.5%
Marketing as a % of loan originations	1.37%	1.47%	1.30%	1.43%	1.21%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	15.9%	17.9%	16.9%
Tier 1 leverage ratio	11.3%	12.1%	13.2%
Book value per common share	$11.95	$11.52	$11.02
Tangible book value per common share (1)	$11.19	$10.75	$10.21

Loan Originations (in millions) (3):
Marketplace loans	$1,403	$1,477	$1,182	$4,242	$3,821
Loan originations held for investment	510	336	326	1,131	1,986
Total loan originations	$1,913	$1,813	$1,508	$5,372	$5,806
Loan originations held for investment as % of total loan originations	27%	19%	22%	21%	34%

Servicing portfolio AUM (in millions) (4):
Total servicing portfolio	$12,674	$12,999	$14,818
Loans serviced for others	$7,028	$8,337	$9,601
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of and for the Three Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023
Balance Sheet Data:
Securities available for sale	$3,311,418	$2,814,383	$795,669
Loans held for sale at fair value	$849,967	$791,059	$362,789
Loans and leases held for investment at amortized cost	$4,108,329	$4,228,391	$5,237,277
Gross allowance for loan and lease losses (1)	$(274,538)	$(285,368)	$(388,156)
Recovery asset value (2)	$53,974	$56,459	$37,661
Allowance for loan and lease losses	$(220,564)	$(228,909)	$(350,495)
Loans and leases held for investment at amortized cost, net	$3,887,765	$3,999,482	$4,886,782
Loans held for investment at fair value (3)(4)	$1,287,495	$339,222	$344,417
Total loans and leases held for investment (3)(4)	$5,175,260	$4,338,704	$5,231,199
Total assets	$11,037,507	$9,586,050	$8,472,351
Total deposits	$9,459,608	$8,095,328	$7,000,263
Total liabilities	$9,694,612	$8,298,105	$7,264,132
Total equity	$1,342,895	$1,287,945	$1,208,219

Allowance Ratios (5):
ALLL to total loans and leases held for investment at amortized cost	5.4%	5.4%	6.7%
ALLL to commercial loans and leases held for investment at amortized cost	3.1%	2.7%	2.0%
ALLL to consumer loans and leases held for investment at amortized cost	5.8%	5.9%	7.4%
Gross ALLL to consumer loans and leases held for investment at amortized cost	7.3%	7.5%	8.2%

Net charge-offs	$55,805	$66,818	$68,795
Net charge-off ratio (6)	5.4%	6.2%	5.1%
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.
(3)    Prior period amounts have been reclassified to conform to the current period presentation.
(4)    The balance at September 30, 2024 includes a loan portfolio acquired during the third quarter of 2024 with a $1.3 billion outstanding principal balance.
(5)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.
(6)    Calculated as annualized net charge-offs divided by average outstanding loans and leases HFI at amortized cost, net, during the period.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2024	June 30, 2024	September 30, 2023	Q3 2024 vs Q2 2024	Q3 2024 vs Q3 2023
Non-interest income:
Marketplace revenue	$58,384	$56,353	$60,886	4%	(4)%
Other non-interest income	3,256	2,360	2,958	38%	10%
Total non-interest income	61,640	58,713	63,844	5%	(3)%

Interest income:
Interest on loans held for sale	30,326	26,721	9,582	13%	216%
Interest and fees on loans and leases held for investment	118,788	124,819	158,960	(5)%	(25)%
Interest on loans held for investment at fair value (1)	26,345	12,047	12,605	119%	109%
Interest on securities available for sale	52,476	42,879	9,467	22%	454%
Other interest income	12,442	13,168	16,798	(6)%	(26)%
Total interest income	240,377	219,634	207,412	9%	16%

Interest expense:
Interest on deposits	96,863	90,193	69,509	7%	39%
Other interest expense (1)	3,273	913	898	258%	264%
Total interest expense	100,136	91,106	70,407	10%	42%

Net interest income	140,241	128,528	137,005	9%	2%

Total net revenue	201,881	187,241	200,849	8%	1%

Provision for credit losses	47,541	35,561	64,479	34%	(26)%

Non-interest expense:
Compensation and benefits	57,408	56,540	58,497	2%	(2)%
Marketing	26,186	26,665	19,555	(2)%	34%
Equipment and software	12,789	12,360	12,631	3%	1%
Depreciation and amortization	13,341	13,072	11,250	2%	19%
Professional services	8,014	7,804	8,414	3%	(5)%
Occupancy	4,005	3,941	4,612	2%	(13)%
Other non-interest expense	14,589	11,876	13,076	23%	12%
Total non-interest expense	136,332	132,258	128,035	3%	6%

Income before income tax expense	18,008	19,422	8,335	(7)%	116%
Income tax expense	(3,551)	(4,519)	(3,327)	(21)%	7%
Net income	$14,457	$14,903	$5,008	(3)%	189%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2024	2023	Change (%)
Non-interest income:
Marketplace revenue	$170,628	$239,303	(29)%
Other non-interest income	7,525	9,349	(20)%
Total non-interest income	178,153	248,652	(28)%

Interest income:
Interest on loans held for sale	71,746	19,772	263%
Interest and fees on loans and leases held for investment	376,000	471,512	(20)%
Interest on loans held for investment at fair value (1)	46,801	64,066	(27)%
Interest on securities available for sale	130,702	19,315	577%
Other	42,113	49,646	(15)%
Total interest income	667,362	624,311	7%

Interest expense:
Interest on deposits	271,019	189,303	43%
Other interest expense (1)	4,686	4,647	1%
Total interest expense	275,705	193,950	42%

Net interest income	391,657	430,361	(9)%

Total net revenue	569,810	679,013	(16)%

Provision for credit losses	115,029	201,658	(43)%

Non-interest expense:
Compensation and benefits	173,502	203,357	(15)%
Marketing	76,987	70,375	9%
Equipment and software	37,833	40,295	(6)%
Depreciation and amortization	39,086	35,242	11%
Professional services	22,909	27,446	(17)%
Occupancy	11,807	13,606	(13)%
Other non-interest expense	38,699	46,101	(16)%
Total non-interest expense	400,823	436,422	(8)%

Income before income tax expense	53,958	40,933	32%
Income tax expense	(12,348)	(12,149)	2%
Net income	$41,610	$28,784	45%
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

The analysis below is presented for the following periods: Third quarter of 2024 compared to the second quarter of 2024 (sequential), third quarter of 2024 compared to the third quarter of 2023 (year over year) and the first nine months of 2024 compared to the first nine months of 2023 (nine months over nine months).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	September 30, 2024	June 30, 2024	September 30, 2023	Q3 2024 vs Q2 2024	Q3 2024 vs Q3 2023
Origination fees	$71,465	$77,131	$60,912	(7)%	17%
Servicing fees	8,081	19,869	32,768	(59)%	(75)%
Gain on sales of loans	12,433	10,748	8,572	16%	45%
Net fair value adjustments	(33,595)	(51,395)	(41,366)	(35)%	(19)%
Total marketplace revenue	$58,384	$56,353	$60,886	4%	(4)%

	Nine Months Ended September 30,
	2024	2023	Change (%)
Origination fees	$218,675	$202,444	8%
Servicing fees	47,542	81,163	(41)%
Gain on sales of loans	34,090	35,918	(5)%
Net fair value adjustments	(129,679)	(80,222)	62%
Total marketplace revenue	$170,628	$239,303	(29)%

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

The following tables present loan origination volume during each of the periods set forth below:

	Three Months Ended			Change (%)
	September 30, 2024	June 30, 2024	September 30, 2023	Q3 2024 vs Q2 2024	Q3 2024 vs Q3 2023
Marketplace loans	$1,403,330	$1,477,116	$1,181,858	(5)%	19%
Loan originations held for investment	509,569	335,646	326,290	52%	56%
Total loan originations (1)	$1,912,899	$1,812,762	$1,508,148	6%	27%

	Nine Months Ended September 30,
	2024	2023	Change (%)
Marketplace loans	$4,241,623	$3,820,640	11%
Loan originations held for investment	1,130,537	1,985,659	(43)%
Total loan originations (1)	$5,372,160	$5,806,299	(7)%
(1)    Includes unsecured personal loans and auto loans only.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Sequential: Origination fees were $71.5 million and $77.1 million for the third and second quarters of 2024, respectively, a decrease of 7%.

Year Over Year: Origination fees were $71.5 million and $60.9 million for the third quarters of 2024 and 2023, respectively, an increase of 17%.

Nine Months Over Nine Months: Origination fees were $218.7 million and $202.4 million for the first nine months of 2024 and 2023, respectively, an increase of 8%.

The changes in origination fees were primarily driven by the increase or decrease in the origination volume of marketplace loans.

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

	As of the period ended			Change (%)
	September 30, 2024	June 30, 2024	September 30, 2023	Q3 2024 vs Q2 2024	Q3 2024 vs Q3 2023
AUM (in millions):
Loans sold	$7,033	$8,345	$9,629	(16)%	(27)%
Loans held by LendingClub Bank	5,641	4,654	5,189	21%	9%
Total	$12,674	$12,999	$14,818	(3)%	(14)%

In addition to the loans serviced on our marketplace platform, we serviced $106.5 million, $111.6 million and $138.8 million in outstanding principal balance of commercial loans sold as of September 30, 2024, June 30, 2024 and September 30, 2023, respectively.

Sequential: Servicing fees were $8.1 million and $19.9 million for the third and second quarters of 2024, respectively, a decrease of 59%.

Year Over Year: Servicing fees were $8.1 million and $32.8 million for the third quarters of 2024 and 2023, respectively, a decrease of 75%.

Nine Months Over Nine Months: Servicing fees were $47.5 million and $81.2 million for the first nine months of 2024 and 2023, respectively, a decrease of 41%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The decreases in servicing fees were primarily due to a decrease in loan balances serviced for others as well as a $7.7 million servicing asset write-off related to the loan portfolio purchase during the third quarter of 2024. In addition, the year over year and nine months over nine months decreases were also driven by a one-time benefit related to recouping volume-based purchase incentives during the third quarter of 2023 as well as an increase in the fair value of the servicing asset based on higher expected servicing fee revenue in 2023.

Gain on Sales of Loans

In connection with loan sales, we recognize a gain or loss on the sale of loans based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

The following tables present the unpaid principal balance of the volume of marketplace loans sold, which is a key driver of our gain on sales revenue, during each of the periods set forth below:

	Three Months Ended			Change (%)
	September 30, 2024	June 30, 2024	September 30, 2023	Q3 2024 vs Q2 2024	Q3 2024 vs Q3 2023
Marketplace loans sold (1)	$1,195,128	$1,078,287	$964,285	11%	24%

	Nine Months Ended September 30,
	2024	2023	Change (%)
Marketplace loans sold (1)	$3,371,859	$3,478,666	(3)%
(1)    Includes unsecured personal loans and auto loans only.

Sequential: Gain on sales of loans was $12.4 million and $10.7 million for the third and second quarters of 2024, respectively, an increase of 16%.

Year Over Year: Gain on sales of loans was $12.4 million and $8.6 million for the third quarters of 2024 and 2023, respectively, an increase of 45%.

Nine Months Over Nine Months: Gain on sales of loans was $34.1 million and $35.9 million for the first nine months of 2024 and 2023, respectively, a decrease of 5%.

The changes in the gain on sales of loans were primarily driven by the increase or decrease in the volume of marketplace loans sold.

Net Fair Value Adjustments

We record fair value adjustments on loans that are recorded at fair value, which include gains or losses from sale prices in excess of or less than the loan principal amount sold and realized net charge-offs. In addition, as loans are held on the Balance Sheet, incremental fair value loss adjustments on the loans are recorded in “Net fair value adjustments” within “Marketplace revenue,” whereas the associated interest income, based on the loans’ contractual interest rate, is recorded within “Net interest income.”

Sequential: Net fair value adjustments were $(33.6) million and $(51.4) million for the third and second quarters of 2024, respectively, a decreased loss of $17.8 million.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Year Over Year: Net fair value adjustments were $(33.6) million and $(41.4) million for the third quarters of 2024 and 2023, respectively, a decreased loss of $7.8 million.

Nine Months Over Nine Months: Net fair value adjustments were $(129.7) million and $(80.2) million for the first nine months of 2024 and 2023, respectively, an increased loss of $49.5 million.

The changes in net fair value adjustments were primarily driven by the increase or decrease in the origination volume of marketplace loans. In addition, the decreased losses sequentially and year over year were attributable to higher loan sales prices, resulting from lower interest rates and increased investor demand.

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

	Three Months Ended September 30, 2024			Three Months Ended June 30, 2024			Three Months Ended September 30, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$939,611	$12,442	5.30%	$976,330	$13,168	5.40%	$1,249,087	$16,798	5.38%
Securities available for sale at fair value	3,047,305	52,476	6.89%	2,406,767	42,879	7.13%	601,512	9,467	6.30%
Loans held for sale at fair value	899,434	30,326	13.49%	838,143	26,721	12.75%	286,111	9,582	13.40%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,045,150	103,291	13.57%	3,243,161	108,425	13.37%	4,257,360	142,118	13.35%
Commercial and other consumer loans (2)	1,057,688	15,497	5.86%	1,097,846	16,394	5.97%	1,147,130	16,842	5.87%
Loans and leases held for investment at amortized cost	4,102,838	118,788	11.58%	4,341,007	124,819	11.50%	5,404,490	158,960	11.76%
Loans held for investment at fair value (2)	972,698	26,345	10.83%	383,872	12,047	12.55%	385,148	12,605	13.09%
Total loans and leases held for investment (2)	5,075,536	145,133	11.44%	4,724,879	136,866	11.59%	5,789,638	171,565	11.85%
Total interest-earning assets	9,961,886	240,377	9.65%	8,946,119	219,634	9.82%	7,926,348	207,412	10.47%

Cash and due from banks and restricted cash	41,147			55,906			69,442
Allowance for loan and lease losses	(225,968)			(245,478)			(354,263)
Other non-interest earning assets	624,198			632,253			691,641
Total assets	$10,401,263			$9,388,800			$8,333,168

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,092,376	$10,146	3.70%	$1,097,696	$10,084	3.69%	$1,271,720	$9,541	2.98%
Savings accounts and certificates of deposit	6,944,586	86,717	4.97%	6,449,061	80,109	5.00%	5,357,717	59,968	4.44%
Interest-bearing deposits	8,036,962	96,863	4.79%	7,546,757	90,193	4.81%	6,629,437	69,509	4.16%
Other interest-bearing liabilities (2)	486,736	3,273	2.69%	56,628	913	6.45%	35,878	898	10.03%
Total interest-bearing liabilities	8,523,698	100,136	4.67%	7,603,385	91,106	4.82%	6,665,315	70,407	4.19%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30, 2024			Three Months Ended June 30, 2024			Three Months Ended September 30, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Noninterest-bearing deposits	344,577			303,199			183,728
Other liabilities	225,467			215,608			271,118
Total liabilities	$9,093,742			$8,122,192			$7,120,161

Total equity	$1,307,521			$1,266,608			$1,213,007
Total liabilities and equity	$10,401,263			$9,388,800			$8,333,168

Interest rate spread			4.98%			5.00%			6.28%

Net interest income and net interest margin		$140,241	5.63%		$128,528	5.75%		$137,005	6.91%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

An analysis of the sequential and year-over-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(486)	$(240)	$(726)
Securities available for sale at fair value	11,074	(1,477)	9,597
Loans held for sale at fair value	2,016	1,589	3,605
Loans and leases held for investment at amortized cost	(6,892)	861	(6,031)
Loans held for investment at fair value	16,155	(1,857)	14,298
Total increase (decrease) in interest income on interest-earning assets	$21,867	$(1,124)	$20,743
Interest-bearing liabilities
Checking and money market accounts	$59	$3	$62
Savings accounts and certificates of deposit	7,005	(397)	6,608
Interest-bearing deposits	7,064	(394)	6,670
Other interest-bearing liabilities	3,182	(822)	2,360
Total increase (decrease) in interest expense on interest-bearing liabilities	$10,246	$(1,216)	$9,030

Increase in net interest income	$11,621	$92	$11,713
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(4,100)	$(256)	$(4,356)
Securities available for sale at fair value	42,036	973	43,009
Loans held for sale at fair value	20,679	65	20,744
Loans and leases held for investment at amortized cost	(37,724)	(2,448)	(40,172)
Loans held for investment at fair value (2)	16,250	(2,510)	13,740
Total increase (decrease) in interest income on interest-earning assets	$37,141	$(4,176)	$32,965
Interest-bearing liabilities
Checking and money market accounts	$(1,462)	$2,067	$605
Savings accounts and certificates of deposit	19,097	7,652	26,749
Interest-bearing deposits	17,635	9,719	27,354
Other interest-bearing liabilities (2)	3,488	(1,113)	2,375
Total increase in interest expense on interest-bearing liabilities	$21,123	$8,606	$29,729

Increase (decrease) in net interest income	$16,018	$(12,782)	$3,236
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$1,044,063	$42,113	5.38%	$1,327,592	$49,646	4.99%
Securities available for sale at fair value	2,477,631	130,702	7.03%	468,189	19,315	5.50%
Loans held for sale at fair value	735,551	71,746	13.01%	168,495	19,772	15.65%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,267,988	327,771	13.37%	4,228,891	421,066	13.28%
Commercial and other consumer loans (2)	1,090,368	48,229	5.90%	1,159,691	50,446	5.80%
Loans and leases held for investment at amortized cost	4,358,356	376,000	11.50%	5,388,582	471,512	11.67%
Loans held for investment at fair value (2)	539,223	46,801	11.57%	655,415	64,066	13.03%
Total loans and leases held for investment (2)	4,897,579	422,801	11.51%	6,043,997	535,578	11.82%
Total interest-earning assets	9,154,824	667,362	9.72%	8,008,273	624,311	10.39%

Cash and due from banks and restricted cash	51,792			73,171
Allowance for loan and lease losses	(254,102)			(349,049)
Other non-interest earning assets	629,288			681,841
Total assets	$9,581,802			$8,414,236

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,081,601	$29,641	3.66%	$1,432,912	$24,869	2.32%
Savings accounts and certificates of deposit	6,489,530	241,378	4.97%	5,219,587	164,434	4.21%
Interest-bearing deposits	7,571,131	271,019	4.78%	6,652,499	189,303	3.80%
Other interest-bearing liabilities (2)	191,061	4,686	3.28%	84,265	4,647	7.37%
Total interest-bearing liabilities	7,762,192	275,705	4.74%	6,736,764	193,950	3.85%

Noninterest-bearing deposits	321,819			210,264
Other liabilities	220,558			269,068
Total liabilities	$8,304,569			$7,216,096

Total equity	$1,277,233			$1,198,140
Total liabilities and equity	$9,581,802			$8,414,236

Interest rate spread			4.98%			6.55%

Net interest income and net interest margin		$391,657	5.70%		$430,361	7.17%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
An analysis of the nine months over nine months changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(11,211)	$3,678	$(7,533)
Securities available for sale at fair value	104,595	6,792	111,387
Loans held for sale at fair value	55,848	(3,874)	51,974
Loans and leases held for investment at amortized cost	(88,966)	(6,546)	(95,512)
Loans held for investment at fair value (2)	(10,578)	(6,687)	(17,265)
Total increase (decrease) in interest income on interest-earning assets	$49,688	$(6,637)	$43,051
Interest-bearing liabilities
Checking and money market accounts	$(7,162)	$11,934	$4,772
Savings accounts and certificates of deposit	44,268	32,676	76,944
Interest-bearing deposits	37,106	44,610	81,716
Other interest-bearing liabilities (2)	3,628	(3,589)	39
Total increase in interest expense on interest-bearing liabilities	$40,734	$41,021	$81,755

Increase (decrease) in net interest income	$8,954	$(47,658)	$(38,704)
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

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations held for investment in each period, which is a key driver for credit loss expense:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2024	June 30, 2024	September 30, 2023	2024	2023
Credit loss expense for loans and leases held for investment	$47,460	$36,577	$64,127	$113,283	$201,167
Credit loss expense (benefit) for securities available for sale	180	(809)	—	2,263	—
Credit loss expense (benefit) for unfunded lending commitments	(99)	(207)	352	(517)	491
Total provision for credit losses	$47,541	$35,561	$64,479	$115,029	$201,658

Loan originations held for investment	$509,569	$335,646	$326,290	$1,130,537	$1,985,659

Sequential: The provision for credit losses was $47.5 million and $35.6 million for the third and second quarters of 2024, respectively, an increase of 34%. The increase was primarily driven by an increase in initial provision from a higher volume of originated loans retained as HFI at amortized cost, partially offset by the impact of a $5.3 million provision in our Commercial Real Estate (CRE) portfolio due to one office loan, which was recognized in the second quarter of 2024. Excluding this one office loan, the CRE office loan portfolio balance was under $35 million as of September 30, 2024. The majority of office loans were originated prior to the Acquisition.

Year Over Year: The provision for credit losses was $47.5 million and $64.5 million for the third quarters of 2024 and 2023, respectively, a decrease of 26%. The decrease was primarily driven by a higher quantitative and qualitative allowance in the third quarter of 2023 due to an increase in expected losses and a less favorable economic outlook, partially offset by an increase in the initial provision for credit losses from a higher volume of originated loans retained as HFI at amortized cost.

Nine Months Over Nine Months: The provision for credit losses was $115.0 million and $201.7 million for the first nine months of 2024 and 2023, respectively, a decrease of 43%. The decrease was primarily driven by a decrease in the initial provision for credit losses from a lower volume of originated loans retained as HFI at amortized cost.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Allowance for Credit Losses

The activity in the allowance for credit losses (ACL) was as follows:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2024	June 30, 2024	September 30, 2023	2024	2023
Allowance for loan and lease losses, beginning of period	$228,909	$259,150	$355,163	$310,387	$327,852
Credit loss expense for loans and leases held for investment	47,460	36,577	64,127	113,283	201,167
Charge-offs	(69,109)	(78,088)	(74,178)	(237,539)	(191,010)
Recoveries	13,304	11,270	5,383	34,433	12,486
Allowance for loan and lease losses, end of period	$220,564	$228,909	$350,495	$220,564	$350,495

Allowance for securities available for sale, beginning of period	$2,083	$2,892	$—	$—	$—
Credit loss expense (benefit) for securities available for sale	180	(809)	—	2,263	—
Allowance for securities available for sale, end of period	$2,263	$2,083	$—	$2,263	$—

Reserve for unfunded lending commitments, beginning of period	$1,455	$1,662	$2,017	$1,873	$1,878
Credit loss expense (benefit) for unfunded lending commitments	(99)	(207)	352	(517)	491
Reserve for unfunded lending commitments, end of period (1)	$1,356	$1,455	$2,369	$1,356	$2,369
(1)    Relates to $105.3 million, $91.5 million and $89.5 million of unfunded commitments as of September 30, 2024, June 30, 2024 and September 30, 2023, respectively. As of September 30, 2024, $11.4 million of the $105.3 million of unfunded commitments is unconditionally cancellable and therefore has no associated reserve.

The following table presents the components of the allowance for loan and lease losses:

	September 30, 2024	June 30, 2024	September 30, 2023
Gross allowance for loan and lease losses (1)	$274,538	$285,368	$388,156
Recovery asset value (2)	(53,974)	(56,459)	(37,661)
Allowance for loan and lease losses	$220,564	$228,909	$350,495
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	September 30, 2024	June 30, 2024	September 30, 2023
Total loans and leases held for investment	$4,108,329	$4,228,391	$5,237,277

Allowance for loan and lease losses	$220,564	$228,909	$350,495
Allowance ratio (1)	5.4%	5.4%	6.7%

Gross allowance for loan and lease losses	$274,538	$285,368	$388,156
Gross allowance ratio (1)	6.7%	6.7%	7.4%
(1)    Calculated as ALLL or gross ALLL, where applicable, to total loans and leases held for investment at amortized cost.

Net Charge-Offs

The following table presents information regarding average loan and lease balances, net charge-offs and the annualized ratio of net charge-offs to average outstanding loans and leases HFI at amortized cost, net, during the period:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2024	June 30, 2024	September 30, 2023	2024	2023
Average loans and leases held for investment at amortized cost	$4,102,838	$4,341,007	$5,404,490	$4,358,356	$5,388,582
Net charge-offs	$55,805	$66,818	$68,795	$203,106	$178,524
Net charge-off ratio	5.4%	6.2%	5.1%	6.2%	4.4%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are charged-off no later than 120 days past due.

The following table presents information regarding total nonaccrual loans and leases:

	September 30, 2024	June 30, 2024	September 30, 2023
Nonaccrual loans and leases held for investment at amortized cost	$64,958	$65,146	$49,999
% of total loans and leases held for investment	1.6%	1.5%	1.0%

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

	Three Months Ended			Change (%)
	September 30, 2024	June 30, 2024	September 30, 2023	Q3 2024 vs Q2 2024	Q3 2024 vs Q3 2023
Non-interest expense:
Compensation and benefits	$57,408	$56,540	$58,497	2%	(2)%
Marketing	26,186	26,665	19,555	(2)%	34%
Equipment and software	12,789	12,360	12,631	3%	1%
Depreciation and amortization	13,341	13,072	11,250	2%	19%
Professional services	8,014	7,804	8,414	3%	(5)%
Occupancy	4,005	3,941	4,612	2%	(13)%
Other non-interest expense	14,589	11,876	13,076	23%	12%
Total non-interest expense	$136,332	$132,258	$128,035	3%	6%

	Nine Months Ended September 30,
	2024	2023	Change (%)
Non-interest expense:
Compensation and benefits	$173,502	$203,357	(15)%
Marketing	76,987	70,375	9%
Equipment and software	37,833	40,295	(6)%
Depreciation and amortization	39,086	35,242	11%
Professional services	22,909	27,446	(17)%
Occupancy	11,807	13,606	(13)%
Other non-interest expense	38,699	46,101	(16)%
Total non-interest expense	$400,823	$436,422	(8)%

Compensation and Benefits

Sequential: Compensation and benefits expense increased $0.9 million, or 2%, for the third quarter of 2024 compared to the second quarter of 2024.

Year Over Year: Compensation and benefits expense decreased $1.1 million, or 2%, for the third quarter of 2024 compared to the same period in 2023.

Nine Months Over Nine Months: Compensation and benefits expense decreased $29.9 million, or 15%, for the first nine months of 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in headcount as a result of the workforce reduction plans we implemented in 2023.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketing

Sequential: Marketing expense decreased $0.5 million, or 2%, for the third quarter of 2024 compared to the second quarter of 2024.

Year Over Year: Marketing expense increased $6.6 million, or 34%, for the third quarter of 2024 compared to the same period in 2023.

Nine Months Over Nine Months: Marketing expense increased $6.6 million, or 9%, for the first nine months of 2024 compared to the same period in 2023.

The increases year over year and nine months over nine months in marketing expense were primarily due to an increase in variable marketing expenses based on higher origination volume of marketplace loans.

Equipment and Software

Sequential: Equipment and software expense increased $0.4 million, or 3%, for the third quarter of 2024 compared to the second quarter of 2024.

Year Over Year: Equipment and software expense increased $0.2 million, or 1%, for the third quarter of 2024 compared to the same period in 2023.

Nine Months Over Nine Months: Equipment and software expense decreased $2.5 million, or 6%, for the first nine months of 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in software license expense.

Depreciation and Amortization

Sequential: Depreciation and amortization expense increased $0.3 million, or 2%, for the third quarter of 2024 compared to the second quarter of 2024.

Year Over Year: Depreciation and amortization expense increased $2.1 million, or 19%, for the third quarter of 2024 compared to the same period in 2023.

Nine Months Over Nine Months: Depreciation and amortization expense increased $3.8 million, or 11%, for the first nine months of 2024 compared to the same period in 2023.

The increases in depreciation and amortization expense were primarily due to an increase in the amortization of internally-developed software.

Professional Services

Sequential: Professional services increased $0.2 million, or 3%, for the third quarter of 2024 compared to the second quarter of 2024.

Year Over Year: Professional services decreased $0.4 million, or 5%, for the third quarter of 2024 compared to the same period in 2023.

Nine Months Over Nine Months: Professional services decreased $4.5 million, or 17%, for the first nine months of 2024 compared to the same period in 2023.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The changes in professional services expense were primarily due to an increase or decrease in consulting fees.

Occupancy

Sequential: Occupancy expense increased $0.1 million, or 2%, for the third quarter of 2024 compared to the second quarter of 2024.

Year Over Year: Occupancy expense decreased $0.6 million, or 13%, for the third quarter of 2024 compared to the same period in 2023.

Nine Months Over Nine Months: Occupancy expense decreased $1.8 million, or 13%, for the first nine months of 2024 compared to the same period in 2023.

The year over year and nine months over nine months decreases in occupancy expense were primarily due to a decrease in rent expense.

Other non-interest expense

Sequential: Other non-interest expense increased $2.7 million, or 23%, for the third quarter of 2024 compared to the second quarter of 2024.

Year Over Year: Other non-interest expense increased $1.5 million, or 12%, for the third quarter of 2024 compared to the same period in 2023.

Nine Months Over Nine Months: Other non-interest expense decreased $7.4 million, or 16%, for the first nine months of 2024 compared to the same period in 2023.

The changes in other non-interest expense were primarily due to increases or decreases in miscellaneous operating expenses.

Income Taxes

For the third quarter and first nine months of 2024, we recorded an income tax expense of $3.6 million and $12.3 million, respectively, representing an effective tax rate of 19.7% and 22.9%, respectively. For the third quarter and first nine months of 2023, we recorded an income tax expense of $3.3 million and $12.1 million, respectively, representing an effective tax rate of 39.9% and 29.7%, respectively. The effective tax rate differs from the statutory rate due to the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. The decrease in effective tax rates for the 2024 periods compared to the same periods in 2023 is primarily due to the net discrete impact of stock-based compensation.

As of September 30, 2024, we maintained a valuation allowance of $46.4 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on the allocation of taxable income constraints to the Parent and not related to the earnings of the Company. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

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

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the Acquisition. This activity includes, but is not limited to, servicing fee revenue on purchased servicing assets, and interest income and interest expense related to the Retail Program and Structured Program transactions entered into prior to the Acquisition.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following table:

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$42,583	$37,439	$9,125	$12,320	$6,676	$11,127	$58,384	$60,886
Other non-interest income	13,047	18,783	2,793	2,478	(12,584)	(18,303)	3,256	2,958
Total non-interest income	55,630	56,222	11,918	14,798	(5,908)	(7,176)	61,640	63,844

Interest income:
Interest income	239,880	203,961	497	3,451	—	—	240,377	207,412
Interest expense	(100,005)	(69,517)	(131)	(890)	—	—	(100,136)	(70,407)
Net interest income	139,875	134,444	366	2,561	—	—	140,241	137,005

Total net revenue	195,505	190,666	12,284	17,359	(5,908)	(7,176)	201,881	200,849

Provision for credit losses	(47,541)	(64,463)	—	(16)	—	—	(47,541)	(64,479)
Non-interest expense	(129,685)	(122,142)	(12,555)	(13,069)	5,908	7,176	(136,332)	(128,035)
Income (Loss) before income tax benefit (expense)	18,279	4,061	(271)	4,274	—	—	18,008	8,335
Income tax benefit (expense)	(3,657)	(2,380)	106	(947)	—	—	(3,551)	(3,327)
Net income (loss)	$14,622	$1,681	$(165)	$3,327	$—	$—	$14,457	$5,008
Capital expenditures	$12,436	$15,984	$—	$—	$—	$—	$12,436	$15,984
Depreciation and amortization	$11,278	$7,579	$2,063	$3,671	$—	$—	$13,341	$11,250

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Intercompany Eliminations		Consolidated Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Non-interest income:
Marketplace revenue	$120,631	$172,133	$29,899	$33,200	$20,098	$33,970	$170,628	$239,303
Other non-interest income	39,129	59,687	6,642	7,462	(38,246)	(57,800)	7,525	9,349
Total non-interest income	159,760	231,820	36,541	40,662	(18,148)	(23,830)	178,153	248,652

Interest income:
Interest income	662,501	612,805	4,861	11,506	—	—	667,362	624,311
Interest expense	(275,016)	(189,959)	(689)	(3,991)	—	—	(275,705)	(193,950)
Net interest income	387,485	422,846	4,172	7,515	—	—	391,657	430,361

Total net revenue	547,245	654,666	40,713	48,177	(18,148)	(23,830)	569,810	679,013

Provision for credit losses	(115,029)	(201,658)	—	—	—	—	(115,029)	(201,658)
Non-interest expense	(383,038)	(413,088)	(35,933)	(47,164)	18,148	23,830	(400,823)	(436,422)
Income before income tax expense	49,178	39,920	4,780	1,013	—	—	53,958	40,933
Income tax expense	(11,214)	(12,065)	(1,134)	(84)	—	—	(12,348)	(12,149)
Net income	$37,964	$27,855	$3,646	$929	$—	$—	$41,610	$28,784
Capital expenditures	$37,082	$48,239	$—	$—	$—	$—	$37,082	$48,239
Depreciation and amortization	$32,340	$21,546	$6,746	$13,696	$—	$—	$39,086	$35,242
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
GAAP Net income	$14,457	$14,903	$5,008	$41,610	$28,784
Less: Provision for credit losses	(47,541)	(35,561)	(64,479)	(115,029)	(201,658)
Less: Income tax expense	(3,551)	(4,519)	(3,327)	(12,348)	(12,149)
Pre-provision net revenue	$65,549	$54,983	$72,814	$168,987	$242,591

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Non-interest income	$61,640	$58,713	$63,844	$178,153	$248,652
Net interest income	140,241	128,528	137,005	391,657	430,361
Total net revenue	201,881	187,241	200,849	569,810	679,013
Non-interest expense	(136,332)	(132,258)	(128,035)	(400,823)	(436,422)
Pre-provision net revenue	65,549	54,983	72,814	168,987	242,591
Provision for credit losses	(47,541)	(35,561)	(64,479)	(115,029)	(201,658)
Income before income tax expense	18,008	19,422	8,335	53,958	40,933
Income tax expense	(3,551)	(4,519)	(3,327)	(12,348)	(12,149)
GAAP Net income	$14,457	$14,903	$5,008	$41,610	$28,784

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	September 30, 2024	June 30, 2024	September 30, 2023
GAAP common equity	$1,342,895	$1,287,945	$1,208,219
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Intangible assets	(9,439)	(10,293)	(13,151)
Tangible common equity	$1,257,739	$1,201,935	$1,119,351

Book value per common share
GAAP common equity	$1,342,895	$1,287,945	$1,208,219
Common shares issued and outstanding	112,401,990	111,812,215	109,648,769
Book value per common share	$11.95	$11.52	$11.02

Tangible book value per common share
Tangible common equity	$1,257,739	$1,201,935	$1,119,351
Common shares issued and outstanding	112,401,990	111,812,215	109,648,769
Tangible book value per common share	$11.19	$10.75	$10.21

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table summarizes the Company’s and LC Bank’s regulatory capital amounts (in millions) and ratios:

	September 30, 2024		December 31, 2023		Required Minimum plus Required CCB for Non-Leverage Ratios
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,157.2	15.9%	$1,090.2	17.9%	7.0%
Tier 1 capital	$1,157.2	15.9%	$1,090.2	17.9%	8.5%
Total capital	$1,249.8	17.1%	$1,169.2	19.2%	10.5%
Tier 1 leverage	$1,157.2	11.3%	$1,090.2	12.9%	4.0%
Risk-weighted assets	$7,289.3	N/A	$6,104.5	N/A	N/A
Quarterly adjusted average assets	$10,270.0	N/A	$8,476.1	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$1,050.8	14.5%	$949.4	15.8%	7.0%
Tier 1 capital	$1,050.8	14.5%	$949.4	15.8%	8.5%
Total capital	$1,142.8	15.8%	$1,027.4	17.1%	10.5%
Tier 1 leverage	$1,050.8	10.3%	$949.4	11.4%	4.0%
Risk-weighted assets	$7,235.1	N/A	$6,022.2	N/A	N/A
Quarterly adjusted average assets	$10,195.1	N/A	$8,337.4	N/A	N/A
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$989,612	$1,230,206
Securities available for sale (1)	$388,679	$370,466
Deposits	$9,532,342	$7,426,445

Available borrowing capacity:
FRB Discount Window borrowing capacity	$2,942,472	$2,816,501
FHLB of Des Moines borrowing capacity (2)	$663,439	$661,337
Total available borrowing capacity	$3,605,911	$3,477,838
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

Net capital expenditures were $37.1 million, or 6.8% of total net revenue, and $48.2 million, or 7.4% of total net revenue, for the first nine months of 2024 and 2023, respectively. Capital expenditures in 2024 are expected to be approximately $60 million, primarily related to costs associated with the continued development and support of our online lending marketplace platform.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $90.0 million and $110.3 million in cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	September 30, 2024	December 31, 2023
Instantaneous Change in Interest Rates:
+ 200 basis points	(6.6)%	(4.8)%
+ 100 basis points	(3.2)%	(2.2)%
– 100 basis points	1.2%	—%
– 200 basis points	1.9%	(0.4)%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, investment purchases, and cash and cash equivalents as well as by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The increase in sensitivity as of September 30, 2024 relative to December 31, 2023 is primarily due to the composition of our loans, deposits and hedging instruments and assumes no replacement of maturing interest rate hedges. Furthermore, during fluctuating interest rate environments, the increased sensitivity of repricing interest-bearing deposits is more impactful than that of repricing fixed-rate loans.

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

Contingencies

For a comprehensive discussion of contingencies as of September 30, 2024, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2024.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2024, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the third quarter of 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LENDINGCLUB CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table shows the trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted by the Company’s directors and executive officers during the third quarter of 2024:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold
Jordan Cheng, General Counsel and Corporate Secretary	August 1, 2024	February 8, 2025	Up to 25,000

Other than disclosed above, during the third quarter of 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

In the Form 10-Q filed on May 1, 2024 (the May 2024 10-Q), the Company disclosed a Rule 10b5-1 Trading Plan entered into by Erin Selleck (the Selleck Trading Plan). The expiration date of the Selleck Trading Plan, per its original terms, is February 5, 2025, not January 31, 2025, as disclosed in the May 2024 10-Q.

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Eighth Amended and Restated Certificate of Incorporation of LendingClub Corporation, effective July 30, 2024	10-Q	001-36771	3.1	August 1, 2024
3.2	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	October 30, 2024	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	October 30, 2024	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer