Form 10-K
period 2024-12-31
LendingClub Corp
filed 2025-02-13
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $824,231,718 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of January 31, 2025, there were 113,383,917 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2024

LENDINGCLUB CORPORATION
Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses, allowance for securities available for sale and the reserve for unfunded lending commitments)
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Consolidated Balance Sheets
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the Basel III capital framework
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors, including Marketplace Loans
Income Statement	Consolidated Statements of Income
LC Bank or LendingClub Bank	LendingClub Bank, National Association
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS and subsequently sold to investors
N/M	Not meaningful
Parent	LendingClub Corporation (the Parent Company of LendingClub Bank, National Association and other subsidiaries)
PPNR or Pre-Provision Net Revenue	PPNR, or Pre-Provision Net Revenue, is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income.
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Statement of Cash Flows	Consolidated Statements of Cash Flows
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

Forward-looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements in this Annual Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and the impact on our business. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

These forward-looking statements include, among other things, statements about:
•The impact of, and our ability to successfully navigate, the current interest rate and economic climate;
•whether and when we become subject to supervision and enforcement by the Consumer Financial Protection Bureau;
•our ability to sustain the business under adverse circumstances;
•our ability to attract and retain new members, to expand our product offerings and services, to improve revenue and generate recurring earnings, and to increase resiliency;
•our compliance, and that of third-party partners or providers, with applicable local, state and federal laws, regulations and regulatory developments or court decisions affecting our business;
•the effects of natural disasters, public health issues, acts of war or terrorism and other external events on our customers and business, including the Ukrainian-Russian and Gaza Strip conflicts;
•the impact of changes in laws or the regulatory or supervisory environment, including as a result of legislation, regulation, policies, legal challenges to agency regulations and interpretations or changes in government officials or other personnel;
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
•our ability to effectively manage capital or liquidity to support our evolving business or operational needs, while remaining compliant with regulatory or supervisory requirements and appropriate risk management standards;
•our ability to attract and retain loan borrowers;
•our ability to develop and maintain our deposit base or other low-cost funding sources necessary to fund our activities;
•the impact of changes in consumer spending, borrowing and saving habits;
•the impact of the continuation of, or changes in, the interest rate environment;
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
•platform volume, pricing and balance;
•the effectiveness of our platform’s credit decisioning and scoring models;
•our ability to innovate and the adoption and success of new products and services;
•the adequacy of our corporate governance, risk management framework and compliance programs;
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
•the inputs used in the fair value measurement of our financial instruments;
•our estimate of our interest rate sensitivity;
•our calculation of expected credit losses for our collateral-dependent loans;
•our estimated maximum exposure to losses;
•our expectation of loan servicing fee revenue based on forecasted prepayments and estimated market rate of servicing at the time of loan sale;
•capital expenditures;
•our compliance with contractual obligations or restrictions;
•the potential impact of macroeconomic developments, including recessions, inflation or other adverse circumstances;
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
•the impact of artificial intelligence on our business;
•Our ability to control our cost structure;
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

LENDINGCLUB CORPORATION
PART I

Item 1. Business

Introduction

LendingClub is a digital-first company focused on building lifetime lending relationships with our members. We execute against a core strategy of acquiring new members with our award-winning personal loan product, then engaging and retaining them with other innovative lending, deposit and debt management products. Founded in 2006, LendingClub operates a leading, nationally chartered, digital marketplace that leverages data and technology to increase access to credit, lower borrowing costs, and improve returns on savings. We offer a suite of deposit and loan products through a smart, simple and rewarding digital experience. We retain a portion of the loans we originate and sell the remainder to marketplace investors including banks, credit unions, asset managers, and private credit funds. Since our founding, more than 5 million individuals have become members and we have facilitated more than $95 billion of loans.

Our loan origination and deposit gathering model

Our sales and marketing efforts are designed to efficiently attract and retain members, build brand awareness, and support member satisfaction. We attract and retain members directly through our website and mobile app, using channels such as, online affiliate partners, direct mail, paid search engines, online display advertising, email, social media, and strategic relationship referrals. When our members need another loan or deposit product, many return to LendingClub – at very low acquisition cost to us – which increases the lifetime value of these repeat members while providing them additional opportunities to improve their financial position.

Our primary loan products include unsecured personal loans, patient and education finance loans, and secured auto refinance loans (Consumer Loans). Once a loan application is received, our multivariable and automated processes enable us to assess risk and present approved applicants with one or more loan options, including the term, rate, and amount for which the applicant qualifies. Although approval of the vast majority of our loans is automated, we may perform additional applicant verifications. Once any additional verifications are completed, the loan is originated and funded, net of any origination fee retained by us.

We currently offer borrowers multiple features to lower their cost of debt and enhance their financial position, including balance transfers (where a borrower’s existing credit card debt(s) are directly paid down and the debt is consolidated into a fixed-rate term loan), joint applications (where borrowers may receive a better rate when they jointly apply for a personal loan), and our recently introduced TopUp product (where borrowers can easily combine their existing LendingClub loan with additional loan proceeds into a new single payment loan). These loan products are intended to directly address the core borrowing needs of our members and are underpinned by our scalable technology platform and capabilities.

Our commercial lending business is primarily focused on small businesses, and we participate in the U.S. Small Business Administration (SBA) lending programs, which guarantee a portion of the loan in the case of borrower default. Commercial loans are sourced through relationships with businesses across the country. We underwrite loans based on the creditworthiness of businesses, including an assessment of cash flows, and on the underlying value of any collateral. In the first quarter of 2023, we ceased originating commercial real estate loans and equipment leases and currently intend to retain the existing loan portfolios to maturity.

Our deposit business includes sourcing deposits directly from customers and from third-party marketing channels and deposit brokers. For consumer depositors, we offer FDIC-insured high-yield savings accounts, checking accounts, and certificates of deposit (CDs). Our high-yield savings accounts allow members to enhance their savings by earning a competitive interest rate on their entire balance. In addition, we recently launched a new product, LevelUp Savings, to reward members with our best interest rates for engaging in positive savings behavior.

LENDINGCLUB CORPORATION
Our checking accounts deliver an award-winning digital experience and member-friendly features, such as ATM fee rebates, no overdraft fees, and early direct deposits.

Our marketplace

Our Consumer Loans are either: (i) sold to marketplace investors or (ii) retained by LC Bank. Our commercial loans are generally retained by LC Bank.

Loan Sales (Marketplace Activity): We sell loans to marketplace investors through our innovative and proprietary marketplace. The composition of these investors varies from time to time, but can include banks, institutional funds, private credit funds, asset managers, and insurance companies. Our marketplace loan sales are executed as either: (i) loan sales shortly after origination or through our Extended Seasoning program, or (ii) Structured Program transactions.

In 2023, we launched Structured Certificates – a new type of private Structured Program transaction. In this structure, we have primarily retained (but may sell) the senior securities at a fixed rate, along with the amount required pursuant to the U.S. Risk Retention Rules, and we sell the residual certificates to marketplace investors. This structure, developed by LendingClub and enabled by our marketplace bank model, delivers a transaction that benefits both marketplace investors and LendingClub. Marketplace investors earn compelling levered returns (without the need for the financing typically required for a whole loan purchase) and LendingClub earns an attractive yield with remote credit risk on its retained senior securities. Since launch through the end of 2024, we sold over $4.7 billion of loans under this program.

Also in 2023, as part of our Extended Seasoning program, we began accumulating loans into the held for sale portfolio to meet marketplace investor demand for seasoned loans. Under this program, we earn interest income on the loans during the holding period.

We also facilitate loan sales through LCX, our real-time electronic platform and settlement technology. This proprietary platform allows for dynamically priced loans at scale and can easily be customized to meet the needs of individual marketplace investors, making transactions on our marketplace fast, easy, and repeatable.

LendingClub Bank: LC Bank retains loans and funds those loans directly with its own capital and deposits. We retain these loans as held for investment (HFI) or held for sale (HFS) and recognize the associated recurring revenue over the period that these loans are held on LC Bank’s balance sheet.

Loan Purchases: From time to time, we may opportunistically purchase loans, including portfolios of loans that we previously originated and sold to marketplace investors. Since the fourth quarter of 2022, we have acquired such loan portfolios with over $2.5 billion in outstanding principal balance.

Our competitive advantages

As a digital marketplace bank, we offer key business model and competitive advantages over both traditional banks and fintech marketplaces. These include:
•Financially attractive and resilient business model. As a bank, we benefit from two distinct revenue streams: (i) marketplace revenue in the form of origination fees from borrowers and servicing fees on loans sold to marketplace investors, which provides attractive in-period income, and (ii) net interest income earned from retaining loans and senior securities related to Structured Program transactions (offset by interest expense on our deposits), which provide a recurring and resilient revenue source. In addition to improving our loan-level economics, our banking capabilities also substantially increase the long-term resiliency of our business by providing access to deposit funding, instead of higher-cost and more volatile third-party warehouse funding. Finally, as a digital marketplace bank without the typical brick-and-mortar

LENDINGCLUB CORPORATION
branch network and related infrastructure of traditional banks, we are better able to leverage technology to meet customers where they are and provide them with smart, simple, and rewarding solutions.
•Unmatched data and analytics, which power our customer experience and underwriting results. We believe that lending is essentially a data problem and that we have the technology and expertise to solve it. We serve members across a wide band of the credit spectrum and have facilitated more than $95 billion of loans. Through our interactions with applicants and members, we have collected more than 150 billion cells of performance and behavioral data across thousands of attributes and various economic cycles. That data informs our activities across the customer lifecycle in both lending and savings – from marketing to underwriting, pricing, and servicing – and informs our proprietary credit decisioning and machine learning models to rapidly adapt and adjust to changing environments. As a result of our data advantage and iterative credit modeling, third-party data shows that we are able to assess credit risk more effectively than traditional scoring models and our peer set, which allows us to expand access to credit and generate savings for members while also generating competitive risk-adjusted returns. We also believe these advantages promote lower customer acquisition costs and give us a deep understanding of our members, which helps us anticipate their needs, informs future product offerings, and enables us to effectively customize offers.
•Strong, growing, and engaged customer base. Our scalable technology marketplace, customer-focused culture, and use of data and analytics has enabled us to provide loans and deposit accounts to our millions of members. Our typical member is among the industry’s most sought-after consumers: borrowers who have relatively high incomes ($100,000+ annual income on average), high FICO scores (above 700 on average) and are between mid-30s to mid-50s in age. Many of our members have accumulated higher-cost debt as a result of relying on a limited set of available credit options to bridge cash flow gaps or disruptions and they want better, lower-cost solutions. We are able to help members refinance their higher-cost debt into a lower-cost, fixed-rate product, thereby providing our members with both savings and a pathway toward an improved financial position. Our high net promoter score reflects the strong affinity our members have for our brand and the value we provide. In fact, many of our members return to us for a subsequent personal loan and/or to increase their savings through other loan products, like auto refinance, and/or checking and deposit products. These repeat members have very low acquisition costs, demonstrate better loan performance, and are avid proponents of LendingClub, which serves as a powerful foundation for extension into future products.

Our marketplace serves a broad range of investors who purchase and invest in our loans, which includes banks, institutional funds, private credit funds, asset managers, and insurance companies. Our marketplace primarily competes with other investment vehicles and asset classes, such as equities, bonds, and short-term fixed income securities. LendingClub’s key competitive advantages for marketplace investors include:
•Competitive risk-adjusted returns and short duration. We have over a 15-year track record of generating competitive risk-adjusted returns for marketplace investors. Our loans compare favorably to other alternative investment options due to their higher yield and shorter duration. We dynamically price loans based on a variety of inputs, such as competitive insights, supply and demand, and prevailing interest rates.
•Portfolio diversification. Loans we sell through our marketplace can offer duration, geographic, and/or asset diversification to these investors.
•Innovative and easy-to-use technology platform. Our marketplace brings the traditional loan trading model into the digital age with faster, more efficient transactions that enable borrowers and marketplace investors alike to achieve better outcomes. Our marketplace supports same-day automated settlements, flexible real-time market-based pricing, the ability to customize marketplace investor portfolios and trading activity and passive or active loan selection strategies.
•Regulated and resilient counterparty. As a national bank subject to regulatory oversight and an investor in our own loans, LendingClub is a trusted partner, which is especially important for banks participating on our marketplace.

LENDINGCLUB CORPORATION
LendingClub’s key competitive advantages also extend to our members, including:

•Easy access to affordable credit. We allow members to easily apply for a loan from a desktop or mobile device, presenting a variety of rate and term options with no impact to their credit score. Once an offer is selected, we run credit and identity verifications, relying on automation, when possible, to reduce friction, and typically deposit net loan proceeds to approved applicants within a matter of days.
•Improvements in their financial position. Members who use a LendingClub personal loan to pay off their existing debt not only reduce their cost of debt but also may increase their credit score.
•Access to other LendingClub products and services. Members have access to a growing set of financial products and services that are designed to work well together to deliver smart, simple, and rewarding solutions.

Seasonality

Historically, borrower demand for our loans is generally lower in the first and fourth quarters of the year, which can result in lower origination volume and contribute to fluctuations in our operating results.

Revenue

We sell Consumer Loans to marketplace investors, which generates a majority of related revenue immediately upon sale, or by using our own capital to hold the loans for investment, which generates revenue over the life of the loan.

Revenue from loans HFS is recorded in “Marketplace revenue” and “Interest income” on our Consolidated Statements of Income (Income Statement). Marketplace revenue includes origination fees recorded at the time of loan origination and is monetized as cash from marketplace investor sale proceeds. Marketplace revenue also includes the gain on sales of loans (recognition of servicing asset), servicing fees received from marketplace investors over the life of the loan, and net fair value adjustments (gains or losses from sale prices in excess of or less than the loan principal amount sold and realized net charge-offs). We also earn interest income on loans HFS between the time of origination and the settlement date of the loan sales to marketplace investors. As loans are held on the Balance Sheet, incremental fair value adjustments on the loans are recorded in “Net fair value adjustments” within “Marketplace revenue,” whereas the associated interest income, based on the loans’ contractual interest rate, is recorded within “Net interest income.”

Revenue from loans HFI at amortized cost is recorded in “Interest income” on our Income Statement. Origination fees and applicable costs on loans HFI are deferred and are accreted through interest income, over the life of the loans and are accelerated when loans are paid in full before their maturity date. The CECL allowance for HFI loans at amortized cost is calculated using a discounted cash flow (DCF) approach and is an estimate of the net present value of lifetime expected credit losses, which is initially recognized through earnings (as “Provision for credit losses”) at the time of origination, while the loan interest received and the accretion of deferred fees and costs are recognized according to the loan’s contractual payment terms. Due to the timing difference caused by origination fee deferrals and upfront credit loss provisioning, earnings are disproportionately impacted from investment in our HFI loan portfolio (at amortized cost) before benefiting from higher levels of interest income in later periods.

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

Competition

The financial services industry is highly competitive, rapidly changing, highly innovative, and subject to regulatory scrutiny and oversight. We compete with financial services providers such as banks, credit unions, and finance

LENDINGCLUB CORPORATION
companies. We also face increased competition from non-bank institutions such as online and marketplace lending companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors have less regulatory oversight and some may have lower cost structures. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

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

The legal and regulatory regime affects virtually all aspects of our operations. Statutes, regulations and regulatory and supervisory policies govern, among other things, the scope of activities that we may conduct and the manner in which we may conduct them; our business plan and growth; our board, management, and risk management infrastructure; the type, terms, and pricing of our products and services; our loan and investment portfolio; our capital and liquidity levels; our reserves against deposits; our ability to pay dividends, buy-back stock or distribute capital; and our ability to engage in mergers, acquisitions, strategic initiatives and transactions between LC Bank and its affiliates. The legal and regulatory regime is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations, through shifts in policy, implementation or enforcement or through legal challenges to new and/or existing agency regulations and interpretations. Changes are difficult to predict and could have significant effects on our business.

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

As a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency (OCC). The OCC charges fees to national banks, including LC Bank, in connection with its supervisory activities. Further, the Consumer Financial Protection Bureau (CFPB) has supervision and enforcement authority relating to federal consumer financial laws and regulations over depository institutions with assets of $10 billion or more for four consecutive quarters. As of the filing of this Annual Report, LC Bank is not subject to supervision and enforcement by the CFPB. However, we currently anticipate that LC Bank will become subject to supervision and enforcement by the CFPB later in 2025.

LC Bank’s deposits are insured by the DIF of the FDIC up to applicable legal limits. As an FDIC-insured depository institution, LC Bank is subject under certain circumstances to supervision, regulation and examination by the FDIC. The FDIC charges deposit insurance assessments to FDIC-insured institutions, including LC Bank, to fund and

LENDINGCLUB CORPORATION
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

Notwithstanding the forgoing, the recent changes in U.S. presidential administration and the composition of the U.S. Congress is expected to lead to potentially significant changes to the existence, priorities, scope, practices and/or staffing levels of various regulatory agencies. For example, in February 2025, the Trump administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities. For more information see “Item 1A. Risk Factors – Changes in the legal, regulatory or political regime could adversely affect our business, financial condition, and results of operations.”

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

The U.S. banking regulators have broad examination and enforcement authority. The regulators require banking organizations to file detailed periodic reports and regularly examine the operations of banking organizations. Banking organizations that do not meet the regulators’ supervisory expectations can be subjected to increased scrutiny and supervisory criticism. The regulators have various remedies available, which may be public or of a confidential supervisory nature, if they determine that an institution’s condition, management, operations or risk profile is unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:
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

LENDINGCLUB CORPORATION
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

Company as Source of Strength for LC Bank

Federal law and the FRB policy require that a bank holding company serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Thus, if LC Bank were to be in financial distress or to otherwise be viewed by the regulators as in an unsatisfactory condition, then the Federal Reserve has the authority to require the Company to act as a source of strength for LC Bank, which could include providing additional capital or liquidity support, or take other action, in support of LC Bank, even if doing so is not otherwise in the best interest of the Company.

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

LENDINGCLUB CORPORATION
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

In addition to capital requirements, depository institutions are required to maintain noninterest-bearing reserves at specified levels against their transaction accounts and certain non-personal time deposits.

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

The CFPB has broad authority related to federal consumer protection laws and regulations impacting the provision of consumer financial products and services, and has substantial power to define the rights of consumers and responsibilities of lending institutions. In addition, the CFPB has primary supervision and enforcement authority relating to these federal consumer financial protection laws and regulations over banks with assets of $10 billion or more. As noted above, the CFPB has supervision and enforcement authority relating to federal consumer financial laws and regulations over depository institutions with assets of $10 billion or more for four consecutive quarters. As of the filing of this Annual Report, LC Bank is not subject to supervision and enforcement by the CFPB. However, we currently anticipate that LC Bank will become subject to supervision and enforcement by the CFPB later in 2025. The foregoing notwithstanding, many consumer protection laws and regulations adopted or amended by the CFPB currently apply to us and the OCC supervises our compliance with respect to these laws and regulations.

If we fail to comply with these laws and regulations, we may be subject to significant penalties, judgments, other monetary or injunctive remedies, lawsuits (including putative class action lawsuits and actions by state and local attorneys general or other officials), customer rescission rights, supervisory or enforcement actions, and civil or criminal liability.

LENDINGCLUB CORPORATION
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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Privacy Rights Act of 2020 became fully operative on January 1, 2023. We expect this trend of state-level activity in those areas to continue and are monitoring developments in the states in which our customers are located.

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

LENDINGCLUB CORPORATION
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

Issuing Bank Model

Prior to becoming a bank holding company and establishing LC Bank, our issuing bank for unsecured personal and auto refinance loans was WebBank, a Utah-chartered industrial bank. Our partner banks for education and patient finance loans were NBT Bank and Comenity Capital Bank, which originate and service such loans. NBT Bank is subject to oversight by the OCC and was phased out as a partner in 2021. Comenity Capital Bank is subject to oversight by the FDIC and the Utah Department of Financial Institutions, and continues to be a partner. These authorities impose obligations and restrictions on our activities and the loans facilitated through our lending marketplace through issuing and partner banks. There have been challenges to the ability of a bank to “export” interest rates permitted by the laws of the state where the bank is located. For more information see “Item 1A. Risk Factors – Any challenge to or adverse consequence from our use of the issuing bank partnership model (or litigation or legislation aimed at thwarting certain transactions based on this model) may harm our business.”

Regulatory Examinations and Actions Relating to the Company’s Legacy Business

The Company is routinely subject to examination for compliance with applicable laws and regulations in the states in which it is licensed. Prior to becoming a bank holding company and establishing LC Bank, the Company conducted its business as a non-bank entity and maintained various financial services licenses in numerous

LENDINGCLUB CORPORATION
jurisdictions. Since establishing LC Bank, the vast majority of the Company’s business is conducted through LC Bank pursuant to the laws applicable to national banks. Accordingly, many state level regulations and licensing requirements no longer apply to the Company in part because: (i) it is a bank holding company operating a national bank and therefore subject to the purview of the federal banking regulations and regulators, and (ii) the Company has ceased certain types of operations that were unique to its legacy business model, such as the LendingClub Member Payment Dependent Notes (Retail Notes) program.

Therefore, the Company has returned, and may continue to return, certain state financial services licenses that were used for legacy business activities that have since been discontinued. Nevertheless, even after state financial services licenses are returned, the Company may continue to be subject to the regulation, supervision and enforcement of various state regulatory authorities with respect to legacy or residual activities. Furthermore, the Company continues to maintain certain state licenses, which continue to subject the Company to the regulation, supervision and enforcement of some state regulatory authorities.

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

Human Capital

The Company and its consolidated subsidiaries had 1,002 employees as of December 31, 2024, all of whom were located in the United States. Our success depends, in large part, on our ability to recruit, develop, motivate, and retain employees with the skills to execute our long-term strategy. We participate in a competitive market for talent and aim to distinguish ourselves by offering our employees the opportunity to make a meaningful positive impact on the financial success of Americans in an innovative technology-oriented environment. We also offer competitive compensation and benefits. Our compensation programs consist primarily of base salary, annual corporate bonus opportunity, and long-term equity and cash awards. We periodically conduct pay equity surveys to ensure our compensation programs are applied equitably across our workforce. Our benefits programs consist of comprehensive health, dental, and welfare benefits, including a 401(k) matching program and standalone mental health coverage. Since 2022, we have adopted a hybrid work model.

We strive to create a welcoming and empowering environment where our employees feel that they are reaching their full potential, are highly engaged and are doing what they do best every day to accomplish our mission and vision. We support our employees professionally through onboarding programs, on-the-job training, career development sessions and performance check-ins. We monitor employee satisfaction and engagement through semi-annual engagement surveys. Our employee experience has earned a number of external recognitions, including being named to Newsweek’s list of the most loved workplaces.

Diversity of background and experience are core to our corporate culture because, among other things, we believe a diversity of talent better reflects, and thereby better allows us to serve, our customer base. We therefore consider

LENDINGCLUB CORPORATION
diversity when making hiring decisions and aim for a diverse candidate slate and interview panel for open roles. We have executive-sponsored leadership programs and resource groups for all employees as well as an allyship program designed to provide all interested employees with mentorship opportunities designed to enhance community and inclusiveness within the workplace. We also maintain a Business Conduct and Ethics Policy, which, among other things, sets forth numerous policies designed to provide for a safe, ethical, respectful and compliant work environment.

As of December 31, 2024, our full-time workforce was 44% female and 51% non-white.

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
•the adequacy and effectiveness of our risk management framework; and
•the impact of any changes to the legal, regulatory and/or political regime.

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

•the impact of the current economic environment, including related uncertainties;
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
•the development and use of artificial intelligence; and
•our use of open-source software.

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

LENDINGCLUB CORPORATION
We are regularly examined and inspected by our regulators, including the FRB and OCC. Further, we currently anticipate that we will also be regulated by, and thereby subject to supervision and enforcement by, the CFPB in 2025. Our regulators have extensive authority and discretion in their interpretation, implementation, supervision and enforcement of the regulatory regime, including on matters related to:
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

We continue to devote substantial time and resources to compliance and meeting our regulators’ supervisory expectations, which will adversely affect our profitability and may adversely affect our ability to pursue advantageous business opportunities.

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

Changes in the legal, regulatory or political regime could adversely affect our business, financial condition, and results of operations.

Laws, regulations and supervisory expectations, and the manner in which they are interpreted and enforced, are constantly changing. Governments could pass legislation or adopt policies based on changes in leadership, shifting priorities, the stability of the banking system or in response to current financial conditions. Further, the recent change in U.S. presidential administration and the composition of the U.S. Congress is expected to lead to potentially significant changes in governing ideology and style, legislative, regulatory or policy priorities and/or the existence, priorities, scope, practices and/or staffing levels of regulatory agencies. For example, in February 2025, the Trump administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities. We cannot predict what other changes, if any, will be made to the legal and regulatory regime, whether the changes will be retained or the effect that such changes may have on our future business and earnings prospects.

Changes to the legal, regulatory or political regime may require material modifications to our products, services and operations, require significant investments of management attention and resources, or expose us to potential liability for past practices. Changes to the legal and regulatory regime, such as through amendments to laws and regulations, legal challenges to new and existing agency regulations and interpretations, imposition of supervisory action, or shifts in governmental or regulatory policies, practices or priorities may have a material adverse impact on our operations, including the cost to conduct business, our results of operations and what products and services we can offer. Further, as a result of changes in priorities and/or leadership at federal, state and/or local levels, we may become subject to different and potentially conflicting requirements and expectations in the jurisdictions in which we operate or that may attempt to exercise jurisdiction over us, which may have an adverse effect on our business and results of operations.

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

We hold loans purchased and/or issued by the Company or LC Bank. While these loans are on our balance sheet we earn interest on the loans, but we have exposure to the credit risk of the borrowers. In the event of a decline or volatility in the credit profile and/or delinquency rates of these borrowers, the value of these held loans may decline. For example, inflation and/or natural disasters may cause borrowers to allocate more of their income to necessities such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments.

LENDINGCLUB CORPORATION
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

In addition to the discussion in this section, see the risk factor “The current economic environment, including related uncertainties, could negatively affect our business and operating results.”

If investors on our marketplace bank platform pause or cease their participation or exert influence over us, our business, financial condition and results of operations may be harmed.

Our success depends in significant part on marketplace investors purchasing loans through our marketplace bank platform. Investors may have financial conditions or limitations that adversely impact their ability to continue to participate on our platform. Further, investors may choose to deploy their capital elsewhere for any reason, including if financial returns on loans we offer prove to be unsatisfactory. For example, inflation and/or natural disasters may cause borrowers to allocate their income to necessities, such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments. This may increase default rates, which could adversely affect marketplace investor returns. Additionally, in an elevated interest rate environment the return expectations of our marketplace investors will likely be elevated, and we may be unable to meet those expectations, which could prompt certain marketplace investors to reduce or cease their loan purchases or investments. The occurrence of one or more of these events with a significant number of investors has in the past and could in the future, alone or in combination, have a material and adverse effect on our business, financial condition and results of operation. For example, following the historic increases in interest rates by the FRB in 2022 and 2023, a number of our largest marketplace investors ceased or significantly reduced their purchases of our products, which resulted in a material reduction in our marketplace origination volume and revenue.

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

Additionally, investors may exert significant influence over us, our management and our operations. For example, if investors pause or discontinue their investment activity, we may need to provide incentives or discounts and/or enter into alternative structures or terms to attract investor capital to the platform, such as our Structured Certificates. Any new arrangements or programs may: (i) increase the complexity of our business, (ii) require allocation of personnel and other resources to create and operate such arrangements or programs, and/or (iii) have new and/or different structures and terms, including alternative fee arrangements, purchase price rebates or other incentives. There is also no assurance that we will be able to enter into any of these arrangements or programs with interested parties, or if we do, what the final terms will be. Failure to attract investor capital on reasonable terms may result in a reduction in origination volume.

We may also experience significant concentration on our marketplace bank platform, where a limited number of investors purchase a large volume of loans from our platform. Such concentration exposes us disproportionately to

LENDINGCLUB CORPORATION
any of those investors choosing to cease participation on our platform or choosing to deploy their capital elsewhere, to the economic performance of those investors or to any events, circumstances or risks affecting such investors.

Any material reduction in loan purchases or investments by marketplace investors, or the economics of those purchases or investments for the Company, may have a material adverse impact on our business, financial condition and results of operations. In addition to the discussion in this section, see the risk factor “The current economic environment, including related uncertainties, could negatively affect our business and operating results.”

If we do not maintain or continue to increase loan originations, or expand our marketplace bank to new markets, we may not succeed in maintaining and/or growing our business, and as a result our business and results of operations could be adversely affected.

The vast majority of our revenue currently comes from origination fees, servicing fees on loans sold to marketplace investors and net interest income earned from retaining loans on our balance sheet. Growing these revenue streams may require that we increase loan originations over time. Doing so requires that we attract a large number of new borrowers who meet our platform’s lending standards and those of new and existing marketplace investors, including investors in any of our Structured Program transactions. Our ability to attract qualified borrowers depends in large part on the success of our marketing efforts, the visibility, placement and customer reviews on third-party platforms and the quality and competitive advantage of our products and services. For example, if any of our marketing channels become less effective, or the cost of these channels were to significantly increase, we may not be able to attract new and retain existing customers in a cost-effective manner or convert potential customers into active customers in our marketplace bank. Additionally, changes in the way third-party platforms operate, including changes in our participation on such platforms, could make the maintenance and promotion of our products and services, and thereby maintaining and growing loan originations, more expensive or more difficult.

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

Additionally, other than a modest number of marketplace investors that are located internationally, our business exists solely in the U.S. and therefore fluctuations in and risks to U.S. consumer credit, U.S. macroeconomic conditions, and the U.S. legal and regulatory landscape may have a greater adverse impact on our business and financial results than a competitor company with a global footprint.

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

In addition to the discussion in this section, see the risk factor “The current economic environment, including related uncertainties, could negatively affect our business and operating results.”

We may not be able to maintain our deposit base.

We rely on deposits as a principal source of funding for our lending activities. As of December 31, 2024, we had approximately $9.1 billion in deposits. Our future growth and strategy depend on our ability to maintain deposits to provide a less costly and stable source of funding. The deposit markets are competitive, and therefore it may prove difficult and/or costly to grow our deposit base. For example, as the FRB increased interest rates in 2022 and 2023, we made corresponding increases to the rates we offer depositors, which increased our funding cost and reduced the net interest margin on loans held on our balance sheet.

LENDINGCLUB CORPORATION
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

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of LC Bank and being considered “well-capitalized” by the banking regulators. Our regulators can adjust the requirements to be “well-capitalized” at any time, as well as require us to maintain capital levels higher than a “well-capitalized” bank under the current statutory definitions, and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits and the amount of brokered deposits we can accept. An inability to develop and maintain a strong deposit base could have a material adverse impact on our business, financial condition and results of operations.

In addition to the discussion in this section, see the risk factor “The current economic environment, including related uncertainties, could negatively affect our business and operating results.”

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

We incur expenses and expend resources to develop and commercialize new products and services and enhancements to existing products and services. However, we may not assign the appropriate level of resources, priority or expertise to the development and commercialization of these new products, services or enhancements. We also could utilize and invest in technologies, products and services that ultimately do not achieve widespread adoption and, therefore, are not as attractive or useful to our customers as we anticipate. Moreover, we may not realize the benefit of new technologies, products, services or enhancements for many years, and competitors may introduce more compelling products, services or enhancements in the meantime. Competitors also may develop or adopt technologies or introduce innovations that make our marketplace bank platform less attractive to our borrowers and/or investors. Further, compliance with applicable laws and regulations, our regulators’ supervisory expectations and the development of new laws and regulations may impact our ability to develop and commercialize new products and services. If we are unable to develop and commercialize timely and attractive products and services, our growth may be limited and our business may be materially and adversely affected.

An inability to maintain adequate liquidity could jeopardize our business and financial condition.

Liquidity is essential to our business. Although we believe that we currently have an adequate amount of liquidity to support our business, there are a number of factors that could reduce and/or deplete our existing liquidity position,

LENDINGCLUB CORPORATION
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

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations such as the Telephone Consumer Protection Act (TCPA), Fair Credit Reporting Act (FCRA), Unfair and Deceptive Acts and Practices (UDAP) or Unfair, Deceptive or Abusive Acts or Practices (UDAAP) violations, government and regulatory exams, investigations, inquiries or requests, and other proceedings involving consumer protection, privacy, labor and employment, intellectual property, privacy, data protection, cybersecurity, anti-money laundering, securities, tax, commercial disputes, record retention and other matters. The number and/or significance of these claims, lawsuits, exams, investigations, inquiries and requests have increased as our business has expanded in scope and geographic reach, and our products and services have increased in complexity. For example, we are subject to supervision, regulation, examination and enforcement by multiple federal banking regulatory bodies. Specifically, as a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the FRB. Further, as a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC. Moreover, we currently anticipate becoming subject to supervision and enforcement by the CFPB in 2025. Accordingly, we have been and continue to invest in regulatory compliance and to be subject to certain parameters, obligations and/or limitations set forth by the banking regulations and regulators with respect to the operation of our business. We are also subject to significant litigation and regulatory inquiries, as discussed more fully in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies,” below.

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

LENDINGCLUB CORPORATION
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

We depend on our technology infrastructure to conduct and grow our business and operations and accordingly we invest in system upgrades, new solutions and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems and require significant human and financial resources. While we take steps to mitigate the risks and uncertainties associated with these initiatives, these initiatives may not be implemented on time (or at all), within budget or without negative financial, operational or customer impact. Further, if and when implemented, these initiatives may not perform as we or our customers, marketplace investors and other stakeholders expect. We also may not succeed in anticipating or keeping pace with future technology needs, technology demands of our customers or the competitive landscape for technology. The failure to implement new and maintain existing technologies could adversely affect our business, financial condition and results of operations.

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

LENDINGCLUB CORPORATION
Many of our stakeholders are becoming increasingly interested in our environmental, social, governance and other sustainability responsibilities, strategy and related disclosures. For example, certain of our marketplace investors and equity investors have inquired about our progress and disclosures on this topic. Further, this area of disclosure is subject to state legislation and pending rules from the SEC, which the Company continues to monitor and will comply with as applicable. For example, in October 2023, California adopted the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, which, among other things, will require certain companies doing business in California to disclose their direct and indirect greenhouse gas emissions and their climate-related financial risks and measures being taken to reduce such risks. As regulations regarding these reporting obligations are still in development, we cannot yet predict the full impact of these laws and their corresponding regulations and future enforcement activity on our business, financial condition, results of operations, brand or reputation. Our absolute and relative progress and disclosures, or lack thereof, on environmental, social, governance and other sustainability matters could impact our reputation, brand and the willingness of certain platform and equity investors to hold our loans or common stock, respectively. If we do not successfully maintain, protect and promote our brand we may be unable to maintain and/or expand our base of customers and investors, which may materially harm our business.

Fraudulent activity associated with our marketplace bank could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with our marketplace bank, borrowers, depositors, investors and third parties handling borrower, depositor and investor information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. Under our agreements with investors, we are obligated to repurchase loans in cases of confirmed identity theft. The level of our fraud charge-offs and our results of operations could be materially and adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

In addition, in the past, third parties have attempted to defraud individuals, some of whom may be potential customers of ours, by misappropriating our logos and representing themselves as LendingClub in e-mail campaigns to e-mail addresses that have been obtained outside of LendingClub. In one particular scheme, third parties represented to individuals that they might obtain a loan if they paid an “advance fee.” Individuals who believe that the campaigns are genuine have in the past made, and may continue to make, payments to these unaffiliated third parties. Although we take commercially reasonable steps to prevent third-party fraud, we cannot always be successful in preventing individuals from suffering losses as a result of these schemes. Individuals who suffer damages due to the actions of these unaffiliated third parties may negatively view LendingClub, causing damage to our brand and reputation and reducing our business.

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

LENDINGCLUB CORPORATION
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

However, any acquisition, disposition or other strategic transaction involves risks, including:
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

LENDINGCLUB CORPORATION
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

Prior to becoming a bank holding company, we utilized an issuing bank partnership model. Since becoming a banking organization, we have transitioned from an issuing bank partnership model to one in which we directly originate our loans. We believe that our historical use of the issuing bank partnership model was appropriate for all the jurisdictions in which we operated it, and we have worked with federal, state and local regulatory agencies to help them understand the model. However, we operate in a complex and evolving regulatory environment at the federal and state level and some enforcement authorities and private parties have challenged the ability to rely on legislative and judicial authority that permits a bank to “export” interest rates permitted by the laws of the state where the bank is located.

For example, in May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank may not be entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. However, in 2020, the OCC issued a final rule clarifying that interest on a loan that is lawful under federal law for national banks and federal savings associations remains lawful upon the sale, assignment or other transfer of the loan (the OCC Rule). The FDIC issued a similar final rule in 2020 applicable to FDIC-insured state-chartered banks (the FDIC Rule). Since these final rules, several federal district courts have declined to follow the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC, including in Colorado, Massachusetts and New York. On February 8, 2022, a federal district court granted summary judgment in favor of the OCC and FDIC in lawsuits brought by multiple states seeking to invalidate the OCC Rule and FDIC Rule (California, et al. v. The Office of the Comptroller of the Currency, et al., No. 4:20-cv-05200-JSW (N.D. Cal.); California, et al. v. Federal Deposit Insurance Corporation,

LENDINGCLUB CORPORATION
No. 4:20-cv-05860-JSW (N.D. Cal.)).While we believe that our use of the issuing bank model was appropriate and factually distinguishable from the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC, the case could create potential liability under state statutes such as usury statutes. Further, state legislatures may enact new laws or amend existing laws aimed at undermining the ability of non-bank purchasers of loans to realize the outcome of a bank’s ability to export interest rates.

Any challenge to or adverse consequence of our use of the issuing bank partnership model could adversely affect our business, financial condition and results of operations.

If we breach representations or warranties in connection with our marketplace investor transactions, including whole loan sales, structured products or securitization transactions, or if we suffer a direct or indirect loss in our retained interests in these transactions, our financial condition could be harmed.

We make customary representations, warranties and covenants to marketplace investors about the loans we sell and service. We have sponsored, and expect to sponsor in the future, the sale of unsecured personal whole loans through asset-backed securitizations. In connection with these securitizations, as well as other Structured Program transactions, we make customary representations, warranties and covenants. If there is a breach of those representations, warranties and covenants that materially and adversely affects the subject loans, then we will be required to either cure the breach, repurchase the affected loans from the purchasing entity or investor or reimburse the purchasing entity or investor for incurred losses and expenses, as the case may be. These repurchase or reimbursement obligations could be material and have an adverse effect on our financial condition.

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

Should we desire to obtain additional indebtedness, we may require a guarantee by LC Bank, where substantially all of our operations are being conducted. Any such guarantee is subject to regulatory limitations and may require approval of the banking regulators, and there can be no assurance that we would be able to obtain such a guarantee. To the extent that we are not able to obtain a guarantee from LC Bank, or any guarantee is limited, it may be more difficult or expensive for us to borrow money.

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

LENDINGCLUB CORPORATION
RISKS RELATED TO MACROECONOMIC CONDITIONS OR OTHER EXTERNAL FACTORS

The current economic environment, including related uncertainties, could negatively affect our business and operating results.

The U.S. economy has been undergoing a period of rapid change and significant uncertainty. A number of factors have been causing this change and uncertainty, including changing inflation and interest rates, evolving government policies and changing U.S. consumer spending patterns. Inflation reached a 40-year high of 9.1% in June 2022, and in response the FRB increased interest rates eleven times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 5.25% to 5.50% in July 2023. While the FRB has since reduced rates to a range of 4.25% to 4.5% as of December 2024, it has indicated a willingness to adjust rates, including slowing the pace of rate decreases or increasing rates, as it deems necessary to combat inflation. Elevated inflation and interest rates, and uncertainty with respect to future interest rate decreases, are changing lending and spending patterns, and thereby prompting some concern that the U.S. could experience an economic downturn or prolonged period of slow economic growth.

Our business is sensitive to, and may be adversely impacted by, changes in the inflation and interest rate environment. Among other things, as inflation and interest rates are elevated: (i) existing borrowers may allocate more of their income to necessities such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments, (ii) the rate we offer on our deposit products may be elevated to remain competitive, thereby increasing our cost of funding and reducing our net interest margin, (iii) the return our loan products generate may be less attractive relative to other investment options, thereby reducing marketplace investor demand in our loan products, and (iv) we may need to increase interest rates and/or tighten credit standards for new originations, thereby potentially making it more challenging to source enough interested and qualified borrowers to enable sufficient origination volume. Further, the pace of changes in inflation and interest rates can create unique challenges in our ability to operate our business. For example, the rapid increase in interest rates in 2022 and 2023 quickly increased the cost of capital for our non-bank marketplace investors and thereby increased their return expectations. However, because our consumer loans are fixed interest rate products, we were unable to re-price existing loans, and with respect to new originations, we needed to re-price methodically to remain competitive and mitigate the adverse impacts of doing so. Therefore, until the interest rate environment stabilized, we were temporarily challenged to fully meet the return expectations for certain of our marketplace investors which adversely impacted our marketplace volume and related revenue.

Additionally, uncertainty regarding the economic environment could adversely impact borrower or marketplace investor interest in our products, adversely impact our third-party vendors, cause us to change, postpone or cancel our strategic initiatives, or otherwise negatively affect our business, financial condition and results of operations. Notably, the recent changes in U.S. presidential administration and the composition of the U.S. Congress are expected to lead to potentially significant changes to the priorities, scope, practices and/or staffing levels of various governmental agencies. However, what changes will be made, whether the changes will be retained and the effect of the changes on the economic environment are currently uncertain and therefore the impact of the changes on our customers and business remains uncertain.

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

Additionally, we use, and may in the future use, financial instruments for hedging and risk management purposes in order to protect against possible fluctuations in interest rates, or for other reasons that we may deem appropriate. However, any current or future hedges will not completely eliminate the risk associated with fluctuating interest rates and our hedging activities may prove to be ineffective. Any failure to manage our hedging positions properly or inability to enter into hedging instruments under acceptable terms, or any other unintended or unanticipated economic consequences of our hedging activities, could negatively affect our financial condition and results of operations.

A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.

As a marketplace bank, we believe our customers are highly susceptible to uncertainties and negative trends in the markets driven by, among other factors, general social and economic conditions in the United States, abroad and the regional areas where our customers reside. Economic factors include interest rates, unemployment levels, tax and tariff rates, the impact of a federal government shutdown, natural disasters, public health emergencies, pandemics, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, the rate of inflation, relative returns available from competing investment products and consumer perceptions of economic conditions. Social factors include changes in consumer confidence levels and changes in attitudes with respect to incurring debt and the stigma of personal bankruptcy.

These social and economic factors may affect the ability or willingness of borrowers to make payments on their loans. Because we pass through collected borrower payments to investors or we make payments to investors ratably only to the extent we receive the borrower’s payments on the corresponding loan, if we do not receive payment(s) on the corresponding loan, the investor will not be entitled to the corresponding amount(s) or payment(s) under the terms of the investment or whole loan purchase agreement. For example, elevated inflation and/or interest rates may cause borrowers to allocate more of their income to necessities, such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments.

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

LENDINGCLUB CORPORATION

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

Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. For example, in response to elevated inflation, the FRB increased interest rates eleven times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 5.25% to 5.50% in July 2023. While the FRB has since reduced rates to a range of 4.25% to 4.5% as of December 2024, it has indicated a willingness to adjust rates, including slowing the pace of rate decreases or increasing rates, as it deems necessary to combat inflation.

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

Negative publicity about our industry or our company, including with respect to the quality and reliability of our marketplace bank, effectiveness of the credit decisioning or scoring models used in our marketplace bank platform, the effectiveness of our collection efforts, statements regarding investment returns, changes to our marketplace bank, our ability to grow our borrower and investor base at a rate expected by the market, our ability to effectively manage and resolve borrower and investor complaints, our ability to manage borrower and investor accounts in compliance with regulatory requirements which may not be clear, privacy and security practices, use of loan proceeds by certain borrowers of ours or other companies in our industry for illegal purposes, litigation, regulatory activity, and the experience of borrowers and investors with our marketplace bank, products or services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our bank, products and services, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct or error, misconduct or errors by our partners or partners of partners, other online marketplace banks, outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of borrower and investor information and compliance failures and claims.

LENDINGCLUB CORPORATION

Our business operations may be adversely impacted by political events, terrorism, military conflict or acts of war, cyber-attacks, public health issues, natural disasters, severe weather, climate change, infrastructure failure or outages, labor disputes and other business interruptions.

Our business operations are subject to interruption by, among other things, political events, terrorism, military conflict or acts of war (including the conflicts in Ukraine and the Gaza Strip), cyber-attacks, public health issues, natural disasters, severe weather, climate change (including longer-term shifts in climate patterns, such as extreme heat, sea level rise and more frequent and prolonged drought), infrastructure failure or outages (including power outages), labor disputes and other events which could: (i) decrease demand for our products and services, (ii) adversely affect the macroeconomy and/or our customers, or (iii) make it difficult or impossible for us to deliver a satisfactory experience to our customers. Any such events could also affect the Company by impacting the stability of our deposit base, impairing the ability of our borrowers to repay their outstanding loans, causing significant property damage or otherwise impair the value of collateral securing our loans, and/or resulting in loss of revenue and/or cause us to incur additional expenses. While we may undertake measures indicated to mitigate the adverse impacts of such events, there are no assurances that any of the measures we take will be sufficient or successful.

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

Similarly, natural disasters have had, and likely will continue to have, unpredictable and/or adverse effects on our customers. With increases to the frequency, breadth and impact of natural disasters, such as fires and hurricanes, the potential for a single or series of natural disaster(s) to have a material adverse impact on our business is also increasing.

Finally, geopolitical conflicts such as the Ukrainian-Russian conflict and the conflict in the Gaza Strip as well as natural disasters such as the 2025 Los Angeles area wildfires, and their impacts, have had, and may continue to have, the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report, such as escalating inflation, elevating the possibility of a decline in economic conditions and increasing cybersecurity risk.

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

LENDINGCLUB CORPORATION
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

Many of our loan products, including all of our personal loans, are unsecured obligations of borrowers, and they are not secured by any collateral. None of the loans facilitated on our platform are guaranteed or insured by any third party or backed by any governmental authority in any way. We are the loan servicer for all loans supporting our Structured Program transactions and we are the loan servicer for most, though not all, loans sold as whole loans. The ability to collect on the loans is dependent on the borrower’s continuing financial stability and willingness to make loan payments, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, bankruptcy or the economic and/or social factors referenced above in the risk factor “A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.” Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party servicers and collection agencies are limited in our ability to collect loans.

In addition, most marketplace investors depend on us or our third-party servicers and collection agencies to pursue collection on delinquent borrower loans. Collections are remitted to marketplace investors only to the extent we receive payments on the corresponding loans. If we, or third parties on our behalf, cannot adequately perform collection services on the loans, the marketplace investor will not be entitled to any remittances under the terms of

LENDINGCLUB CORPORATION
the investment. Further, if collection action must be taken in respect of a loan, we or the collection agency may charge a collection fee on any amounts that are obtained (excluding litigation). These fees will correspondingly reduce the amounts of any payments received by an investor. Similarly, the returns to investors may be impacted by declines in market rates for sales of charged-off loans to third-party purchasers. Ultimately, if delinquencies impair our ability to offer competitive risk-adjusted returns for marketplace investors, they may seek alternative investments and our business may suffer.

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

In addition, events or perceptions with respect to liquidity, defaults and other markers of stability, performance and/or strength within the financial services industry have, and may in the future, lead to market-wide liquidity concerns, erosion of confidence in the banking system, the closure of financial services institutions and other adverse consequences. For example, in 2023, Silicon Valley Bank, Signature Bank, and First Republic Bank each failed shortly after substantial reductions in their deposit bases over the course of a few days/weeks. Any such events or perceptions may make our members reluctant to use our products and services or could adversely affect our business, financial condition and results of operations. Further, increases in our FDIC insurance premiums in connection with bank failures, or other events, may adversely affect our results of operations and financial condition.

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

LENDINGCLUB CORPORATION
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

LENDINGCLUB CORPORATION
maintaining our relationships with third parties, or realizing the anticipated benefits from such partnerships, our ability to compete and to grow our revenue could be impaired and our operating results may suffer.

A disruption or failure in services provided by third parties could materially and adversely affect our business.

We increasingly rely on third parties to provide and/or assist with certain critical aspects of our business, including: (i) customer support, (ii) collections, (iii) loan origination, (iv) data verification, (v) record keeping and (vi) cloud computing. These third parties may be subject to cybersecurity incidents, privacy breaches, service disruptions and/or financial, legal, regulatory, labor or operational issues; any of which may result in the third party providing inadequate service levels to us or our customers. In addition, these third parties may breach their agreements with us and/or refuse to continue or renew these agreements on commercially reasonable terms. If any third party provides inadequate service levels or fails to provide services at all, we may face business disruptions, customer dissatisfaction, reputational damage and/or financial and legal exposure; any of which may harm our business.

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

LENDINGCLUB CORPORATION
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

Cyber-attacks have occurred on our systems in the past and may occur on our systems in the future. Although in 2024 we did not suffer material costs or disruption to our business from any such incident, unauthorized access to our marketplace bank and servicing systems can result in confidential borrower and investor information being stolen and potentially used for criminal purposes. Breaches of our security measures could negatively impact our relationships with customers, lead to interruptions or delays or make it difficult or impossible for us to deliver a satisfactory experience to our customers and expose us to liability related to the loss of the information, time-consuming expensive litigation and negative publicity. Moreover, any future security breach may also result in the theft of our intellectual property, proprietary data, or trade secrets, which could have a material adverse impact on our reputation, business operations and financial performance.

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

LENDINGCLUB CORPORATION
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

Governments, regulators, the plaintiffs’ bar, privacy advocates and customers have increased their focus on how companies collect, process, use, store, share and transmit personal information. This regulatory framework for privacy issues worldwide is evolving and is likely to continue to evolve for the foreseeable future, which creates uncertainty. For example, in California, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020 and was modified by the California Privacy Rights Act (CPRA) on January 1, 2023. The CCPA and CPRA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume, cost and success of class action data breach litigation. The CPRA also established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA, as well as to impose administrative fines. The full impact of this law and its corresponding regulations, future enforcement activity and potential liability is unknown. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy laws which we likely would be subject to if enacted. Additionally, the CFPB recently issued a final rule to implement Section 1033 of the Dodd-Frank Act (the Open Banking Rule) on “open banking” and protection of personal financial data rights that would give consumers certain rights regarding the use and transfer of their personal financial data.

LENDINGCLUB CORPORATION

We cannot yet predict the full impact of the CCPA, CPRA, Open Banking Rule or any other proposed or enacted state, U.S. or international data privacy legislation on our business or operations, but such laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We could also be adversely affected if other legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. Any actual or perceived failure to comply with data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

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

The development and use of artificial intelligence presents risks and challenges that could adversely impact our business, financial condition and results of operations.

We, or our third-party service providers, may develop or incorporate artificial intelligence (AI) technology in certain business processes, products or services. The development and use of AI presents a number of risks and challenges. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, which could require changes in our potential use and implementation of AI technology, limit our ability to integrate AI and increase our compliance costs and the risk of non-compliance. For example, the use of machine learning and AI can implicate potential fair lending issues, which may raise concerns for regulators or consumer advocacy groups.

Additionally, we may integrate AI into our operations, technology, products and services in the future. AI models may produce output or take action that is incorrect, infringe on the intellectual property rights of others or is otherwise harmful. In addition, the complexity of AI models may make it challenging to understand why they generate particular outputs. There can be no assurance that any products or services that utilize AI will be successful or that we will keep pace with the rapid evolution of AI. Further, while we have policies governing the use of AI by our employees, contractors and third-party service providers, we cannot guarantee that they will follow such policies when using AI or that such policies will protect us from potential liability relating to our adoption or use of AI technologies. Additionally, others may use AI to increase the frequency and severity of cybersecurity attacks against us or our third-party service providers, which could adversely impact our business and results of operations.

Some aspects of our platform include open-source software, and any failure to comply with the terms of one or more of these open-source licenses could negatively affect our business.

Aspects of our platform include software covered by open-source licenses, which may include, by way of example, GNU General Public License and the Apache License. Open-source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is somewhat unknown. If portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release and grant royalty-free licenses under the affected portions of our proprietary source code, re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and products. There can be no assurance that efforts we take to monitor the use of open-source software to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code will be successful, and such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business, results of operations, cash flow, and financial condition. In addition to risks related to license requirements, usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with use of open-source software cannot be eliminated, and could adversely affect our business.

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

LENDINGCLUB CORPORATION
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

In addition, under Section 382 of the Internal Revenue Code of 1986 (Internal Revenue Code), as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code, as amended. Our NOLs may also be impaired under similar provisions of state law. Further, additional changes to federal or state tax laws or technical guidance relating to the Tax Act that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2024 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Although we were profitable for the years ended December 31, 2024 and 2023, and expect to remain profitable for the year ending December 31, 2025, we have incurred net losses in the past. Our operating expenses may continue to be elevated as we resolve regulatory investigations and examinations, enhance our compliance and technology systems, continue the growth of our business, attract customers and partners, and further enhance and develop our products and services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional losses in the future and may not maintain profitability on a quarterly or annual basis.

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

LENDINGCLUB CORPORATION
Our quarterly results may fluctuate significantly and may not fully reflect the longer-term underlying performance of our business.

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

Our eighth amended and restated Certificate of Incorporation (Certificate of Incorporation), and our amended and restated Bylaws (Bylaws) contain provisions that can have the effect of delaying or preventing a change in control of us or changes in our management. The provisions, among other things:
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

LENDINGCLUB CORPORATION
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

Our cybersecurity policies, processes and practices are informed by the cybersecurity framework established by the National Institute of Standards and Technology. We are able to leverage a cross-functional team that includes senior personnel from our technology, operations, legal, risk management and internal audit functions as and when warranted by the particular cybersecurity matter. In managing cybersecurity risks, we strive to: (i) identify, prevent and mitigate cybersecurity threats; (ii) preserve the confidentiality, security and availability of proprietary or confidential information; (iii) protect the Company’s intellectual property; (iv) maintain the confidence of our members, marketplace investors and business partners; and (v) provide appropriate and required disclosure of cybersecurity risks and incidents.

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

LENDINGCLUB CORPORATION
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

Our CISO is principally responsible for overseeing our cybersecurity risk management program, in partnership with other senior personnel across the Company. Our CISO works in coordination with the other members of the Company’s Management Operational Risk Committee, which includes our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Risk Officer and General Counsel. Our CISO has served in that role for over 5 years and in various roles in information technology and information security for over 20 years. Our CISO holds an undergraduate degree in computer information systems and has attained the professional certification of Certified Information Systems Security Professional. The other members of the Management Operational Risk Committee each have relevant qualifications and over 10 years of experience managing risk in the technology and/or financial services industry.

Our CISO, in coordination with the Management Operational Risk Committee, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, cross-functional teams are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our information security incident response plan. Our CISO, through his team and use of accompanying technology, monitors the prevention, detection, mitigation and remediation of cybersecurity incidents, and report such incidents to the Management Operational Risk Committee and/or the Board Operational Risk Committee, as and when appropriate.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents of a material nature. For additional information about the risks from cybersecurity threats, see “Item 1A. Risk Factors” in this Annual Report.

Item 2. Properties

Our corporate headquarters are located in San Francisco, California and consist of approximately 115,000 square feet of office space under a lease that expires in 2026. In addition to our headquarters, we lease office space in other parts of the United States, including in the Salt Lake City, Utah area, expiring in 2029, as well as in Boston, Massachusetts and New York, New York, both expiring in 2028. These leases total approximately 140,000 square feet. With the exception of New York, we have renewal options to extend the terms of all of our leases. We believe our current leased properties are adequate for our immediate business needs.

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

Holders of Record

As of January 31, 2025, there were 33 holders of record of LendingClub’s common stock. Because many of LendingClub’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

LendingClub has not paid cash or other dividends since its inception and does not anticipate paying cash or other dividends in the foreseeable future. Further, see “Part I – Item 1. Business – Regulation and Supervision – Regulatory Limits on Dividends and Distributions” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20. Regulatory Requirements” for a summary of certain rules and regulations that limit the ability of the Company or LC Bank to pay dividends.
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

The following graph and table compare the cumulative total return to stockholders of LendingClub’s common stock relative to the cumulative total returns of the KBW Nasdaq Bank Index and Standard & Poor’s 500 Index. An investment of $100 (with reinvestment of all dividends, when applicable) is assumed to have been made in LendingClub’s common stock and in each index at market close on December 31, 2019 and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$-
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/30/2023
12/29/2023
3/28/2024
6/28/2024
9/30/2024
12/31/2024
LendingClub Corporation
KBW Nasdaq Bank Index
Standard & Poor's 500 Index

	December 31, 2019	December 31, 2020	December 31, 2021	December 30, 2022	December 29, 2023	December 31, 2024
LendingClub Corporation	$100	$83.68	$191.60	$69.73	$69.26	$128.29
KBW Nasdaq Bank Index	$100	$86.37	$116.64	$88.96	$84.70	$112.45
Standard & Poor’s 500 Index	$100	$116.26	$147.52	$118.84	$147.64	$182.05

LENDINGCLUB CORPORATION
Item 6. [Reserved]

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes that appear in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Annual Report, particularly in “Part I – Item 1A. Risk Factors.” The forward-looking statements included in this Report are made only as of the date hereof and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

LendingClub operates a leading, nationally chartered, digital marketplace bank that aims to advantage our members with the information, tools, and guidance needed to achieve their own version of financial success. We do this through a smart, simple, and rewarding digital experience that leverages data and technology to increase access to credit, lower borrowing costs, and improve returns on savings.

Executive Summary

The following results for the year ended December 31, 2024, compared to the same period in 2023, reflect growth in our Balance Sheet as well as an increase in net income.

•Loan originations: Loan originations decreased $0.2 billion, or 3%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily driven by a decrease in unsecured personal loan origination volume.
◦Loan originations held for investment (HFI) at amortized cost decreased $0.4 billion, or 21%, for the year ended December 31, 2024 compared to the prior year.
◦Loan originations HFI at amortized cost as a percentage of loan originations was 24% and 29% for the years ended December 31, 2024 and 2023, respectively. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.

•Total net revenue: Total net revenue decreased $77.6 million, or 9.0%, for the year ended December 31, 2024 compared to the same period in 2023.
◦Marketplace revenue: Marketplace revenue decreased $48.7 million, or 17%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in servicing fees due to lower loan balances serviced for others as well as a $7.7 million servicing asset write-off related to a loan portfolio purchase in the third quarter of 2024 of loans that we previously originated and sold. In addition, the decrease was also driven by an increased loss in net fair value adjustments due to the increase in the origination volume of marketplace loans, partially offset by higher loan sales prices.
◦Net interest income: Net interest income decreased $27.8 million, or 5%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily driven by lower interest income due to a lower average balance of loans retained as HFI in the current period. In addition, the decrease was also driven by an increase in interest expense associated with growth in interest-bearing deposits and an increase in interest rates. This was partially offset by higher interest income due to a higher average balance of securities retained associated with our Structured Certificates and a higher average balance of loans held for sale (HFS).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
◦Net interest margin: Net interest margin for the year ended December 31, 2024 was 5.6%, decreasing from 7.0% in the prior year.

•Provision for credit losses: Provision for credit losses decreased $65.3 million, or 27%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily driven by a decrease in the initial provision for credit losses from a lower volume of originated loans retained as HFI at amortized cost. In addition, the provision for credit losses in 2023 included a higher quantitative and qualitative allowance as a result of an increase in expected losses and a less favorable economic outlook. The year over year decrease was partially offset by the impact of a $8.0 million provision in our Commercial Real Estate (CRE) portfolio due to one legacy office loan, which was recognized in 2024. Excluding this one office loan, the CRE office loan portfolio balance was under $35 million as of December 31, 2024.

•Total non-interest expense: Total non-interest expense decreased $22.8, or 4%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in headcount as a result of the workforce reduction plans we implemented in 2023.

•Net income: Net income increased $12.4 million, or 32%, for the year ended December 31, 2024 compared to the same period in 2023.

•Diluted earnings per share (Diluted EPS): Diluted EPS was $0.45 for the year ended December 31, 2024, compared to $0.36 in the prior year.

•Pre-provision net revenue (PPNR): PPNR for the year ended December 31, 2024 decreased $54.8 million, or 18%, compared to the same period in 2023.

•Total assets: Total assets as of December 31, 2024 increased $1.8 billion, or 20%, compared to the prior year, primarily reflecting growth in securities related to our Structured Certificates program and loans held for investment at fair value, including the purchase of a $1.3 billion outstanding principal balance loan portfolio during the third quarter of 2024. This portfolio consisted of loans that we previously originated and sold. This increase was partially offset by a decrease in loans retained as HFI.

•Deposits: Total deposits as of December 31, 2024 increased $1.7 billion, or 24%, compared to the same period in 2023, primarily reflecting growth in our high-yield savings and certificates of deposit. Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 87% of total deposits as of December 31, 2024.

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

Financial Highlights

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As Of and For The Year Ended December 31,	2024	2023	2022
Non-interest income	$252,970	$302,781	$712,391
Net interest income	534,041	561,838	474,825
Total net revenue	787,011	864,619	1,187,216
Non-interest expense	543,678	566,437	766,853
Pre-provision net revenue (1)	243,333	298,182	420,363
Provision for credit losses	178,267	243,565	267,326
Income before income tax (expense) benefit	65,066	54,617	153,037
Income tax (expense) benefit	(13,736)	(15,678)	136,648
Net income	$51,330	$38,939	$289,685
Income tax benefit from release of tax valuation allowance	—	—	143,495
Net income excluding income tax benefit (1)(2)	$51,330	$38,939	$146,190

Basic EPS – common stockholders	$0.46	$0.36	$2.80
Diluted EPS – common stockholders	$0.45	$0.36	$2.79
Diluted EPS excluding income tax benefit (1)(2)	$0.45	$0.36	$1.41

LendingClub Corporation Performance Metrics:
Net interest margin	5.6%	7.0%	8.2%
Efficiency ratio (3)	69.1%	65.5%	64.6%
Return on average equity (ROE)	4.0%	3.2%	28.4%
Return on tangible common equity (ROTCE) (1)	4.3%	3.5%	31.3%
Return on average total assets (ROA)	0.5%	0.5%	4.7%
Marketing as a % of loan originations	1.4%	1.3%	1.5%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	17.3%	17.9%	15.8%
Tier 1 leverage ratio	11.0%	12.9%	14.1%
Book value per common share	$11.83	$11.34	$10.93
Tangible book value per common share (1)	$11.09	$10.54	$10.06

Loan Originations (in millions) (4):
Marketplace loans	$5,482	$5,253	$9,389
Loan originations held for investment	1,735	2,184	3,731
Total loan originations	$7,218	$7,437	$13,121
Loan originations held for investment as a % of total loan originations	24%	29%	28%

Servicing Portfolio AUM (in millions) (5):
Total servicing portfolio	$12,371	$14,122	$16,157
Loans serviced for others	$7,207	$9,336	$10,819
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
(5)    Assets under management (AUM) reflects loans serviced on our platform, which includes outstanding balances of unsecured personal loans, auto refinance loans and education and patient finance loans serviced for others and retained by the Company.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As of December 31,	2024	2023
Balance Sheet Data:
Securities available for sale	$3,452,648	$1,620,262
Loans held for sale at fair value	$636,352	$407,773
Loans and leases held for investment at amortized cost	$4,125,818	$4,850,302
Gross allowance for loan and lease losses (1)	$(285,686)	$(355,773)
Recovery asset value (2)	$48,952	$45,386
Allowance for loan and lease losses	$(236,734)	$(310,387)
Loans and leases held for investment at amortized cost, net	$3,889,084	$4,539,915
Loans held for investment at fair value (3)(4)	$1,027,798	$272,678
Total loans and leases held for investment (3)(4)	$4,916,882	$4,812,593
Total assets	$10,630,509	$8,827,463
Total deposits	$9,068,237	$7,333,486
Total liabilities	$9,288,778	$7,575,641
Total equity	$1,341,731	$1,251,822

Allowance Ratios (5):
ALLL to total loans and leases held for investment at amortized cost	5.7%	6.4%
ALLL to commercial loans and leases held for investment at amortized cost	3.9%	1.8%
ALLL to consumer loans and leases held for investment at amortized cost	6.1%	7.2%
Gross ALLL to consumer loans and leases held for investment at amortized cost	7.5%	8.3%

Net charge-offs	$249,083	$261,035
Net charge-off ratio (6)	5.8%	4.9%
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.
(3)    Prior period amounts have been reclassified to conform to the current period presentation.
(4)    The balance at December 31, 2024 includes a loan portfolio that was purchased with a $1.3 billion outstanding principal balance during the third quarter of 2024. This portfolio consisted of loans which we previously originated and sold.
(5)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.
(6)    Calculated as annualized net charge-offs divided by average outstanding loans and leases HFI at amortized cost, net, during the period.

Results of Operations

This section of this Form 10-K generally discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. For discussion related to 2022 items and year-over-year comparisons between 2023 and 2022, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2023.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table sets forth the Income Statement data for each of the periods presented:

Year Ended December 31,	2024	2023	2022	2024 vs. 2023 Change (%)	2023 vs. 2022 Change (%)
Non-interest income:
Marketplace revenue	$242,791	$291,484	$683,626	(17)%	(57)%
Other non-interest income	10,179	11,297	28,765	(10)%	(61)%
Total non-interest income	252,970	302,781	712,391	(16)%	(57)%

Interest income:
Interest on loans held for sale	92,442	35,655	26,183	159%	36%
Interest and fees on loans and leases held for investment	494,214	616,735	465,450	(20)%	33%
Interest on loans held for investment at fair value (1)	77,034	74,088	31,012	4%	139%
Interest on securities available for sale	187,961	40,235	16,116	367%	150%
Other interest income	56,307	65,917	18,579	(15)%	255%
Total interest income	907,958	832,630	557,340	9%	49%

Interest expense:
Interest on deposits	369,219	265,556	60,451	39%	339%
Other interest expense (1)	4,698	5,236	22,064	(10)%	(76)%
Total interest expense	373,917	270,792	82,515	38%	228%

Net interest income	534,041	561,838	474,825	(5)%	18%

Total net revenue	787,011	864,619	1,187,216	(9)%	(27)%

Provision for credit losses	178,267	243,565	267,326	(27)%	(9)%

Non-interest expense:
Compensation and benefits	232,158	261,948	339,397	(11)%	(23)%
Marketing	100,402	93,840	197,747	7%	(53)%
Equipment and software	51,194	53,485	49,198	(4)%	9%
Depreciation and amortization	58,834	47,195	43,831	25%	8%
Professional services	32,045	35,173	50,516	(9)%	(30)%
Occupancy	15,798	17,532	21,977	(10)%	(20)%
Other non-interest expense	53,247	57,264	64,187	(7)%	(11)%
Total non-interest expense	543,678	566,437	766,853	(4)%	(26)%

Income before income tax (expense) benefit	65,066	54,617	153,037	19%	(64)%
Income tax (expense) benefit	(13,736)	(15,678)	136,648	(12)%	(111)%
Net income	$51,330	$38,939	$289,685	32%	(87)%
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

Year Ended December 31,	2024	2023	Change ($)	Change (%)
Origination fees	$283,420	$279,146	$4,274	2%
Servicing fees	64,933	98,613	(33,680)	(34)%
Gain on sales of loans	49,097	47,839	1,258	3%
Net fair value adjustments	(154,659)	(134,114)	(20,545)	(15)%
Total marketplace revenue	$242,791	$291,484	$(48,693)	(17)%

Year Ended December 31,	2023	2022	Change ($)	Change (%)
Origination fees	$279,146	$499,179	$(220,033)	(44)%
Servicing fees	98,613	80,609	18,004	22%
Gain on sales of loans	47,839	95,335	(47,496)	(50)%
Net fair value adjustments	(134,114)	8,503	(142,617)	N/M
Total marketplace revenue	$291,484	$683,626	$(392,142)	(57)%

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

The following table presents loan origination volume during each of the periods set forth below:

Year Ended December 31,	2024	2023	2022	2024 vs. 2023 Change (%)	2023 vs. 2022 Change (%)
Marketplace loans	$5,482,339	$5,252,668	$9,389,445	4%	(44)%
Loan originations held for investment	1,735,409	2,184,095	3,731,057	(21)%	(41)%
Total loan originations (1)	$7,217,748	$7,436,763	$13,120,502	(3)%	(43)%
(1)    Includes unsecured personal loans and auto loans only.

Origination fees were $283.4 million and $279.1 million for the years ended December 31, 2024 and 2023, respectively, an increase of 2%. The increase was primarily due to the increase in the origination volume of marketplace loans.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The tables below illustrate AUM serviced on our platform by the method in which the loans were financed as of the periods presented. Loans sold and subsequently serviced on behalf of the investor represent a key driver of our servicing fee revenue.

As of December 31,	2024	2023	Change ($)	Change (%)
AUM (in millions):
Loans sold	$7,207	$9,336	$(2,129)	(23)%
Loans held by LendingClub Bank	5,164	4,786	378	8%
Total	$12,371	$14,122	$(1,751)	(12)%

As of December 31,	2023	2022	Change ($)	Change (%)
AUM (in millions):
Loans sold	$9,336	$10,819	$(1,483)	(14)%
Loans held by LendingClub Bank	4,786	5,338	(552)	(10)%
Total	$14,122	$16,157	$(2,035)	(13)%

In addition to the loans serviced on our marketplace platform, we serviced $102.0 million, $133.2 million and $167.0 million in outstanding principal balance of commercial loans sold as of December 31, 2024, 2023 and 2022, respectively.

Servicing fees were $64.9 million and $98.6 million for the years ended December 31, 2024 and 2023, respectively, a decrease of 34%. The decrease was primarily due to a decrease in loan balances serviced for others as well as a $7.7 million servicing asset write-off related to the loan portfolio purchase during the third quarter of 2024 of loans that we previously originated and sold. In addition, the decrease was also driven by a one-time benefit related to recouping volume-based purchase incentives during the third quarter of 2023 as well as an increase in the fair value of the servicing asset based on higher expected servicing fee revenue in 2023.

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

The following tables present the unpaid principal balance of the volume of marketplace loans sold, which is a key driver of our gain on sales revenue, during each of the periods set forth below:

Year Ended December 31,	2024	2023	2022	2024 vs. 2023 Change (%)	2023 vs. 2022 Change (%)
Marketplace loans sold (1)	$4,716,173	$4,749,411	$9,034,583	(1)%	(47)%
(1)    Includes unsecured personal loans and auto loans only.

Gain on sales of loans was $49.1 million and $47.8 million for the years ended December 31, 2024 and 2023, respectively, an increase of 3%. The increase was primarily due to a decrease in the volume of loans sold with credit support agreements compared to the prior year.

Net Fair Value Adjustments

We record fair value adjustments on loans that are recorded at fair value, which include gains or losses from sale prices in excess of or less than the loan principal amount sold and realized net charge-offs. In addition, as loans are held on the Balance Sheet, incremental fair value adjustments on the loans are recorded in “Net fair value

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
adjustments” within “Marketplace revenue,” whereas the associated interest income is recorded within “Net interest income.”

Net fair value adjustments were $(154.7) million and $(134.1) million for the years ended December 31, 2024 and 2023, respectively, an increased loss of $20.5 million. The increased loss was primarily driven by the increase in the origination volume of marketplace loans. This was partially offset by higher loan sales prices compared to the prior year, resulting primarily from a decrease in interest rates.

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

	Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$1,081,644	$56,307	5.21%	$1,293,047	$65,917	5.10%	$987,833	$18,579	1.88%
Securities available for sale at fair value	2,707,049	187,961	6.94%	652,047	40,235	6.17%	370,277	16,116	4.35%
Loans held for sale at fair value	719,898	92,442	12.84%	252,519	35,655	14.12%	162,760	26,183	16.09%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,220,969	431,782	13.41%	4,143,482	549,256	13.26%	2,967,410	410,222	13.82%
Commercial and other consumer loans (2)	1,073,445	62,432	5.82%	1,151,201	67,479	5.86%	1,109,505	55,228	4.98%
Loans and leases held for investment at amortized cost	4,294,414	494,214	11.51%	5,294,683	616,735	11.65%	4,076,915	465,450	11.42%
Loans held for investment at fair value (2)	693,557	77,034	11.11%	567,504	74,088	13.06%	219,104	31,012	14.15%
Total loans and leases held for investment (2)	4,987,971	571,248	11.45%	5,862,187	690,823	11.78%	4,296,019	496,462	11.56%
Total interest-earning assets	9,496,562	907,958	9.56%	8,059,800	832,630	10.33%	5,816,889	557,340	9.58%
Cash and due from banks and restricted cash	51,732			70,653			72,764
Allowance for loan and lease losses	(247,458)			(345,434)			(234,532)
Other noninterest-earning assets	621,324			676,335			547,388
Total assets	$9,922,160			$8,461,354			$6,202,509

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$1,012,164	$35,143	3.47%	$1,344,431	$34,462	2.56%	$2,205,691	$16,464	0.75%
Savings accounts and certificates of deposit	6,923,221	334,076	4.83%	5,345,734	231,094	4.32%	2,123,037	43,987	2.07%
Interest-bearing deposits	7,935,385	369,219	4.65%	6,690,165	265,556	3.97%	4,328,728	60,451	1.40%
Other interest-bearing liabilities (2)	143,189	4,698	3.28%	69,120	5,236	7.58%	316,193	22,064	6.98%
Total interest-bearing liabilities	8,078,574	373,917	4.63%	6,759,285	270,792	4.01%	4,644,921	82,515	1.78%
Noninterest-bearing deposits	323,378			236,618			264,099
Other liabilities	228,270			261,401			274,209
Total liabilities	$8,630,222			$7,257,304			$5,183,229

Total equity	$1,291,938			$1,204,050			$1,019,280
Total liabilities and equity	$9,922,160			$8,461,354			$6,202,509

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest rate spread			4.93%			6.32%			7.80%

Net interest income and net interest margin		$534,041	5.62%		$561,838	6.97%		$474,825	8.16%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

An analysis of the year-over-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2024 Compared to 2023			2023 Compared to 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume (1)	Average Yield/Rate(1)	Total	Average Volume (1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(10,980)	$1,370	$(9,610)	$7,243	$40,095	$47,338
Securities available for sale at fair value	142,079	5,647	147,726	15,571	8,548	24,119
Loans held for sale at fair value	60,295	(3,508)	56,787	12,994	(3,522)	9,472
Loans and leases held for investment at amortized cost	(115,197)	(7,324)	(122,521)	155,258	(3,973)	151,285
Loans held for investment at fair value (2)	14,988	(12,042)	2,946	45,661	(2,585)	43,076
Total increase (decrease) in interest income on interest-earning assets	$91,185	$(15,857)	$75,328	$236,727	$38,563	$275,290
Interest-bearing liabilities
Checking and money market accounts	$(9,757)	$10,438	$681	$(8,592)	$26,590	$17,998
Savings accounts and certificates of deposit	73,880	29,102	102,982	109,053	78,054	187,107
Interest-bearing deposits	64,123	39,540	103,663	100,461	104,644	205,105
Other interest-bearing liabilities (2)	3,532	(4,070)	(538)	(18,572)	1,744	(16,828)
Total increase in interest expense on interest-bearing liabilities	$67,655	$35,470	$103,125	$81,889	$106,388	$188,277

Increase (decrease) in net interest income	$23,530	$(51,327)	$(27,797)	$154,838	$(67,825)	$87,013
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

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations held for investment in each period, which is a key driver for credit loss expense:

Year Ended December 31,	2024	2023	2022
Credit loss expense for loans and leases held for investment	$175,430	$243,570	$266,679
Credit loss expense for securities available for sale	3,527	—	—
Credit loss expense (benefit) for unfunded lending commitments	(690)	(5)	647
Total provision for credit losses	$178,267	$243,565	$267,326

Loan originations held for investment	$1,735,409	$2,184,095	$3,731,057

The provision for credit losses was $178.3 million and $243.6 million for the years ended December 31, 2024 and 2023, respectively, a decrease of 27%. The decrease was primarily driven by a decrease in the initial provision for credit losses from a lower volume of originated loans retained as HFI at amortized cost. In addition, the provision for credit losses in 2023 included a higher quantitative and qualitative allowance as a result of an increase in expected losses and a less favorable economic outlook. The year over year decrease was partially offset by the impact of a $8.0 million provision in our CRE portfolio due to one legacy office loan, which was recognized in 2024. Excluding this one loan, the CRE office loan portfolio balance was under $35 million as of December 31, 2024.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Allowance for Credit Losses

The activity in the allowance for credit losses (ACL) was as follows:

Year Ended December 31,	2024	2023	2022
Allowance for loan and lease losses:
Beginning of period	$310,387	$327,852	$144,389
Credit loss expense for loans and leases held for investment	175,430	243,570	266,679
Charge-offs	(303,593)	(281,107)	(87,473)
Recoveries	54,510	20,072	4,257
End of period	$236,734	$310,387	$327,852

Allowance for securities available for sale:
Beginning of period	$—	$—	$—
Credit loss expense for securities available for sale	3,527	—	—
End of period	$3,527	$—	$—

Reserve for unfunded lending commitments:
Beginning of period	$1,873	$1,878	$1,231
Credit loss expense (benefit) for unfunded lending commitments	(690)	(5)	647
End of period (1)	$1,183	$1,873	$1,878
(1)    Relates to $105.0 million, $78.1 million and $138.0 million of unfunded commitments as of December 31, 2024, 2023 and 2022, respectively.

The following table presents the components of the allowance for loan and lease losses:

Year Ended December 31,	2024	2023	2022
Gross allowance for loan and lease losses (1)	$285,686	$355,773	$340,369
Recovery asset value (2)	(48,952)	(45,386)	(12,517)
Allowance for loan and lease losses	$236,734	$310,387	$327,852
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

Year Ended December 31,	2024	2023	2022
Total loans and leases held for investment	$4,125,818	$4,850,302	$5,033,154

Allowance for loan and lease losses	$236,734	$310,387	$327,852
Allowance ratio (1)	5.7%	6.4%	6.5%

Gross allowance for loan and lease losses	$285,686	$355,773	$340,369
Gross allowance ratio (1)	6.9%	7.3%	6.8%
(1)    Calculated as ALLL or gross ALLL, where applicable, to total loans and leases held for investment at amortized cost.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Charge-Offs

The following table presents information regarding average loan and lease balances, net charge-offs and the ratio of net charge-offs to average outstanding loans and leases HFI at amortized cost, net, during the period:

Year Ended December 31,	2024	2023	2022
Average loans and leases held for investment at amortized cost	$4,294,414	$5,294,683	$4,076,915
Net charge-offs	249,083	261,035	83,216
Net charge-off ratio	5.8%	4.9%	2.0%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are generally charged-off no later than 120 days past due.

The following table presents nonaccrual loans and leases:

As of December 31,	2024	2023
Nonaccrual loans and leases held for investment at amortized cost	$72,304	$44,382
% of total loans and leases held for investment	1.8%	0.9%

For additional information on the ACL and nonaccrual loans and leases, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” and “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses.”

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

Year Ended December 31,	2024	2023	Change ($)	Change (%)
Non-interest expense:
Compensation and benefits	$232,158	$261,948	$(29,790)	(11)%
Marketing	100,402	93,840	6,562	7%
Equipment and software	51,194	53,485	(2,291)	(4)%
Depreciation and amortization	58,834	47,195	11,639	25%
Professional services	32,045	35,173	(3,128)	(9)%
Occupancy	15,798	17,532	(1,734)	(10)%
Other non-interest expense	53,247	57,264	(4,017)	(7)%
Total non-interest expense	$543,678	$566,437	$(22,759)	(4)%

Year Ended December 31,	2023	2022	Change ($)	Change (%)
Non-interest expense:
Compensation and benefits	$261,948	$339,397	$(77,449)	(23)%
Marketing	93,840	197,747	(103,907)	(53)%
Equipment and software	53,485	49,198	4,287	9%
Depreciation and amortization	47,195	43,831	3,364	8%
Professional services	35,173	50,516	(15,343)	(30)%
Occupancy	17,532	21,977	(4,445)	(20)%
Other non-interest expense	57,264	64,187	(6,923)	(11)%
Total non-interest expense	$566,437	$766,853	$(200,416)	(26)%

Compensation and benefits expense decreased $29.8 million, or 11%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in headcount as a result of the workforce reduction plans we implemented in 2023.

Marketing expense increased $6.6 million, or 7%, for the year ended December 31, 2024 compared to the same period in 2023. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume of marketplace loans.

Equipment and software expense decreased $2.3 million, or 4%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in software license expense.

Depreciation and amortization expense increased $11.6 million, or 25%, for the year ended December 31, 2024 compared to the same period in 2023. The increase was primarily due to an increase in the amortization of internally-developed software as well as a $5.5 million impairment expense for internally-developed software recorded in 2024.

Professional services expense decreased $3.1 million, or 9%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in consulting fees.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Occupancy expense decreased $1.7 million, or 10%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in rent expense.

Other non-interest expense decreased $4.0 million, or 7%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in miscellaneous operating expenses.

Income Taxes

For the years ended December 31, 2024 and 2023, we recorded an income tax expense of $13.7 million and $15.7 million, representing an effective tax rate of 21.1% and 28.7%, respectively. The effective tax rate for the year ended December 31, 2024 differs from the statutory rate due to the favorable impact of recurring tax credits and the unfavorable impact of the non-deductible portions of executive compensation and stock-based compensation. The decrease in effective tax rate for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to a decrease in the unfavorable impact of the non-deductible portions of executive compensation and stock-based compensation. For the year ended December 31, 2022, we recorded an income tax benefit of $136.6 million primarily due to the release of a $175.6 million valuation allowance against our deferred tax assets, of which $143.5 million was primarily based on our reassessment of the future realizability of our deferred tax assets.

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

As of December 31, 2024, we maintained a valuation allowance of $46.3 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on the allocation of taxable income constraints to the Parent and not related to the earnings of the Company. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return. Differences between separate entity and consolidated tax returns are eliminated upon consolidation.

Segment Information

Reportable Segments

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Chief Operating Decision Maker (CODM) to allocate resources and evaluate financial performance. The measure of segment profit used by the CODM in this evaluation is net income. The CODM consists of the Company’s Chief Executive Officer and Chief Financial Officer. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LC Bank, which are both considered reportable segments. Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank

The LC Bank operating segment represents the national bank legal entity and reflects operating activities after its formation. This segment provides a full complement of financial products and solutions, including loans and deposits. It originates loans to individuals and businesses, retains loans for investment, sells loans to investors and manages relationships with deposit holders.

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the formation of LC Bank. This activity includes, but is not limited to, servicing fee revenue on purchased servicing assets, and interest income and interest expense related to the Retail Program and Structured Program transactions entered into prior to LC Bank’s formation.

Financial information for the segments is presented in the following table:

	LendingClub Bank			LendingClub Corporation (Parent only)			Total Reportable Segments
Year ended	2024	2023	2022	2024	2023	2022	2024	2023	2022
Non-interest income:
Marketplace revenue	$176,921	$206,381	$610,536	$36,595	$41,817	$48,231	$213,516	$248,198	$658,767
Other non-interest income	53,643	74,684	85,208	9,038	9,503	15,628	62,681	84,187	100,836
Total non-interest income	230,564	281,065	695,744	45,633	51,320	63,859	276,197	332,385	759,603

Interest income:
Interest income	902,741	818,206	526,471	5,217	14,424	30,869	907,958	832,630	557,340
Interest expense	(373,219)	(266,218)	(60,954)	(698)	(4,574)	(21,561)	(373,917)	(270,792)	(82,515)
Net interest income	529,522	551,988	465,517	4,519	9,850	9,308	534,041	561,838	474,825

Total net revenue	760,086	833,053	1,161,261	50,152	61,170	73,167	810,238	894,223	1,234,428

Provision for credit losses	(178,267)	(243,565)	(267,326)	—	—	—	(178,267)	(243,565)	(267,326)

Non-interest expense:
Compensation and benefits	(225,620)	(255,428)	(331,627)	(6,538)	(6,520)	(7,770)	(232,158)	(261,948)	(339,397)
Marketing	(100,400)	(93,840)	(197,559)	(2)	—	(188)	(100,402)	(93,840)	(197,747)
Equipment and Software	(51,068)	(53,239)	(49,004)	(126)	(246)	(194)	(51,194)	(53,485)	(49,198)
Depreciation and Amortization	(50,309)	(30,216)	(16,489)	(8,525)	(16,979)	(27,342)	(58,834)	(47,195)	(43,831)
Professional Services	(31,376)	(33,963)	(49,993)	(669)	(1,210)	(523)	(32,045)	(35,173)	(50,516)
Occupancy	(7,582)	(7,980)	(8,631)	(8,216)	(9,552)	(13,346)	(15,798)	(17,532)	(21,977)
Other non-interest expense	(54,963)	(62,360)	(71,001)	(21,511)	(24,508)	(40,398)	(76,474)	(86,868)	(111,399)
Total non-interest expense	(521,318)	(537,026)	(724,304)	(45,587)	(59,015)	(89,761)	(566,905)	(596,041)	(814,065)
Income tax (expense) benefit	(12,824)	(17,881)	(42,354)	(912)	2,203	125,954	(13,736)	(15,678)	83,600
Net income(1)	$47,677	$34,581	$127,277	$3,653	$4,358	$109,360	$51,330	$38,939	$236,637
Capital expenditures	$54,302	$59,509	$69,481	$—	$—	$—	$54,302	$59,509	$69,481
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Ended December 31,	2024	2023	2022
Total net revenue – reportable segments	$810,238	$894,223	$1,234,428
Intercompany eliminations	(23,227)	(29,604)	(47,212)
Total net revenue – consolidated	$787,011	$864,619	$1,187,216

An analysis of the Company’s results of operations and material drivers and trends of the financial results of the segments presented above are consistent with those provided on a consolidated basis in “Results of Operations.”

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Pre-Provision Net Revenue (PPNR), Tangible Book Value (TBV) Per Common Share, Return on Tangible Common Equity (ROTCE), Net Income Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit. Our non-GAAP financial measures do have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP.

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

We believe TBV Per Common Share is an important measure used to evaluate the Company’s use of equity. TBV Per Common Share is a non-GAAP financial measure representing tangible common equity for the period (common equity reduced by goodwill and customer relationship intangible assets), divided by the ending number of common shares issued and outstanding.

We believe ROTCE is an important measure because it reflects the Company's ability to generate income from its core assets. ROTCE is a non-GAAP financial measure calculated by dividing net income by the average tangible common equity for the applicable period.

The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

For the year ended December 31,	2024	2023	2022
GAAP Net income	$51,330	$38,939	$289,685
Less: Provision for credit losses	(178,267)	(243,565)	(267,326)
Less: Income tax (expense) benefit	(13,736)	(15,678)	136,648
Pre-provision net revenue	$243,333	$298,182	$420,363

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

For the year ended December 31,	2024	2023	2022
Non-interest income	$252,970	$302,781	$712,391
Net interest income	534,041	561,838	474,825
Total net revenue	787,011	864,619	1,187,216
Non-interest expense	(543,678)	(566,437)	(766,853)
Pre-provision net revenue	243,333	298,182	420,363
Provision for credit losses	(178,267)	(243,565)	(267,326)
Income before income tax (expense) benefit	65,066	54,617	153,037
Income tax (expense) benefit	(13,736)	(15,678)	136,648
GAAP Net income	$51,330	$38,939	$289,685

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of December 31,	2024	2023	2022
GAAP common equity	$1,341,731	$1,251,822	$1,164,294
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Customer relationship intangible assets	(8,586)	(12,135)	(16,334)
Tangible common equity	$1,257,428	$1,163,970	$1,072,243

Book value per common share
GAAP common equity	$1,341,731	$1,251,822	$1,164,294
Common shares issued and outstanding	113,383,917	110,410,602	106,546,995
Book value per common share	$11.83	$11.34	$10.93

Tangible book value per common share
Tangible common equity	$1,257,428	$1,163,970	$1,072,243
Common shares issued and outstanding	113,383,917	110,410,602	106,546,995
Tangible book value per common share	$11.09	$10.54	$10.06

The following table provides a reconciliation of ROTCE to the nearest GAAP measure:

As of and For The Year Ended December 31,	2024	2023	2022
Average GAAP common equity	$1,291,938	$1,204,050	$1,019,280
Less: Average goodwill	(75,717)	(75,717)	(75,717)
Less: Average customer relationship intangible assets	(10,324)	(14,198)	(18,721)
Average tangible common equity	$1,205,897	$1,114,135	$924,842

Return on average equity
GAAP net income	$51,330	$38,939	$289,685
Average GAAP common equity	1,291,938	1,204,050	1,019,280
Return on average equity	4.0%	3.2%	28.4%

Return on tangible common equity
GAAP net income	$51,330	$38,939	$289,685
Average tangible common equity	1,205,897	1,114,135	924,842
Return on tangible common equity	4.3%	3.5%	31.3%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of Net Income Excluding Income Tax Benefit and Diluted EPS Excluding Income Tax Benefit to the nearest GAAP measures:

As of and For The Year Ended December 31,		2024	2023	2022
GAAP Net income		$51,330	$38,939	$289,685
Income tax benefit from release of tax valuation allowance		—	—	143,495
Net income excluding income tax benefit		$51,330	$38,939	$146,190

GAAP Diluted EPS – common stockholders		$0.45	$0.36	$2.79

(A)	Income tax benefit from release of tax valuation allowance	N/A	N/A	$143,495
(B)	Weighted-average common shares – Diluted	N/A	N/A	104,001,288
(A/B)	Diluted EPS impact of income tax benefit	N/A	N/A	$1.38

Diluted EPS excluding income tax benefit		$0.45	$0.36	$1.41
N/A – Not applicable

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

The formation of LC Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III). As a Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital requirements under the Basel III capital framework are: a Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the Basel III capital framework. See “Part I – Item 1. Business – Regulation and Supervision – Capital and Liquidity Requirements and Prompt Corrective Action” of this Annual Report for additional information regarding regulatory capital requirements.

The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	December 31, 2024		December 31, 2023		Required Minimum (1)	Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,188.6	17.3%	$1,090.2	17.9%	7.0%	N/A
Tier 1 capital	$1,188.6	17.3%	$1,090.2	17.9%	8.5%	6.0%
Total capital	$1,276.5	18.5%	$1,169.2	19.2%	10.5%	10.0%
Tier 1 leverage	$1,188.6	11.0%	$1,090.2	12.9%	4.0%	N/A
Risk-weighted assets	$6,887.1	N/A	$6,104.5	N/A	N/A	N/A
Quarterly adjusted average assets	$10,814.0	N/A	$8,476.1	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,101.4	16.1%	$949.4	15.8%	7.0%	6.5%
Tier 1 capital	$1,101.4	16.1%	$949.4	15.8%	8.5%	8.0%
Total capital	$1,188.5	17.4%	$1,027.4	17.1%	10.5%	10.0%
Tier 1 leverage	$1,101.4	10.3%	$949.4	11.4%	4.0%	5.0%
Risk-weighted assets	$6,823.1	N/A	$6,022.2	N/A	N/A	N/A
Quarterly adjusted average assets	$10,696.7	N/A	$8,337.4	N/A	N/A	N/A
N/A – Not applicable
(1)     Required minimums presented for risk-based capital ratios include the required capital conservation buffer of 2.5%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
(2)    CET1 capital consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

The higher risk-based capital ratios for the Company reflect higher capital at LendingClub Corporation as compared with LC Bank.

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. As permitted by the rule, the Company elected to delay the estimated impact of CECL on regulatory capital resulting in a CET1 capital benefit of $35 million at December 31, 2021. This benefit was phased out over a three-year transition period that commenced on January 1, 2022 at a rate of 25% each year through January 1, 2025.

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

LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$932,463	$1,230,206
Securities available for sale (1)	$382,876	$370,466
Deposits	$9,116,821	$7,426,445

Available borrowing capacity:
FRB Discount Window (2)	$2,635,034	$2,816,501
FHLB of Des Moines (3)	626,117	661,337
Total available borrowing capacity	$3,261,151	$3,477,838
(1)    Excludes illiquid securities available for sale.
(2)    As of December 31, 2024 and 2023, the Company had $3.2 billion and $3.5 billion in loans pledged under the FRB Discount Window, respectively.
(3)    As of December 31, 2024, the Company had $456.4 million in loans and $373.5 million in securities pledged to the FHLB of Des Moines. As of December 31, 2023, the Company had $479.0 million in loans and $359.5 million in securities pledged to the FHLB of Des Moines.

The primary uses of LC Bank liquidity include (i) the funding/acquisition of loans and securities purchases, (ii) withdrawals, maturities and the payment of interest on deposits, (iii) compensation and benefits expense, (iv) taxes, (v) capital expenditures, including internally developed software, leasehold improvements and computer equipment, and (vi) costs associated with the continued development and support of our digital marketplace bank.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Deposits

Deposits represent an important source of funding for LC Bank. We offer deposit accounts to our members, which include both interest-bearing and noninterest-bearing deposits. As of December 31, 2024 and 2023, the amount of uninsured deposits totaled $1.2 billion and $0.9 billion, respectively, or 13% of total deposits as of both periods. Uninsured time deposits as of December 31, 2024, by remaining time to maturity, were as follows:

3 months or less	$39,180
Over 3 months through 6 months	84,511
Over 6 months through 12 months	105,535
Over 12 months	46,783
Total uninsured time deposits (1)	$276,009
(1)    Consist of certificates of deposit accounts that are in excess of the FDIC insurance limit of $250 thousand per account holder.

Capital Expenditures

Net capital expenditures were $54.3 million, or 7% of total net revenue, and $59.5 million, or 7% of total net revenue, for the years ended December 31, 2024 and 2023, respectively. Capital expenditures in 2025 are expected to be approximately $65 million, primarily related to costs associated with the continued development and support of our digital marketplace bank.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $66.0 million and $110.3 million in cash and cash equivalents as of December 31, 2024 and 2023, respectively. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

We believe, based on our projections, that our cash on hand, liquid AFS securities, deposits, available borrowing capacity, and net cash flows from operating, investing and financing activities are sufficient to meet our liquidity needs for the next twelve months, as well as beyond the next twelve months. See “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” for additional detail regarding our cash flows.

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

Loans HFI and AFS securities at LC Bank are funded primarily through our deposit base. The majority of loans HFI and AFS securities are fixed-rate instruments over the term of the loan or security. As a result, the primary component of interest rate risk on our financial instruments arises from the impact of fluctuations in loan, security, and deposit rates on our net interest income. Therefore, we use a sensitivity analysis to assess the impact of hypothetical changes in interest rates on our net interest income results. The outcome of the analysis is influenced by a variety of assumptions, including the maturity profile and prepayment level of our unsecured consumer loans and expected consumer responses to changes in rates paid on non-maturity deposit products. Our assumptions are periodically calibrated to observed data and/or expected outcomes. We actively monitor the level of exposure to movements in interest rates and have entered into interest rate hedging instruments, some of which qualify for hedge accounting treatment, to manage such risk. See “Item 8. Financial Statements and Supplementary Data – Note 8. Derivative Instruments and Hedging Activities” for additional information.

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	December 31, 2024	December 31, 2023
Instantaneous Change in Interest Rates:
+ 200 basis points	(7.1)%	(4.8)%
+ 100 basis points	(3.5)%	(2.2)%
- 100 basis points	1.1%	—%
- 200 basis points	1.6%	(0.4)%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, security purchases, and cash and cash equivalents as well as by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The increase in sensitivity as of December 31, 2024 relative to the prior year is primarily due to the growth of our Balance Sheet as well as the composition of our loans, deposits, and hedging instruments. Furthermore, during fluctuating interest rate environments, the increased sensitivity of repricing interest-bearing deposits is more impactful than that of repricing fixed-rate loans.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Maturities

The following table presents the maturities of loans and leases held for investment at amortized cost and at fair value as of December 31, 2024:

	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	December 31, 2024
Unsecured personal	$283,739	$3,541,859	$308,672	$4,134,270
Residential mortgages	2,839	9,599	160,273	172,711
Secured consumer	1,615	176,973	51,644	230,232
Total consumer loans held for investment	288,193	3,728,431	520,589	4,537,213
Equipment finance	5,997	58,235	—	64,232
Commercial real estate	25,594	137,816	210,375	373,785
Commercial and industrial	2,780	24,722	150,884	178,386
Total commercial loans and leases held for investment	34,371	220,773	361,259	616,403
Total loans and leases held for investment	$322,564	$3,949,204	$881,848	$5,153,616
Loans and leases due after one year at fixed interest rates	N/A	$3,864,275	$472,496	$4,336,771
Loans and leases due after one year at variable interest rates	N/A	$84,929	$409,352	$494,281
N/A – Not applicable

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

Contingencies

For a comprehensive discussion of contingencies as of December 31, 2024, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies.”

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

Allowance for Loan and Lease Losses

Under the CECL model, we reserve for expected credit losses on our loan and lease portfolio when loans are initially recorded as HFI at amortized cost through the ALLL by using a DCF approach to calculate the NPV of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
expected cash flows. Loans accounted for under the fair value option do not have an ALLL. Changes in the credit risk profile of our loans and leases result in changes in “Provision for credit losses” on the Income Statement with a resulting change, net of charge-offs and recoveries, in the ACL balance. The majority of our ALLL relates to unsecured personal loans.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

1) Allowance for loan and lease losses – Consumer Loans – Refer to “Note 5 Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” to the consolidated financial statements

Critical Audit Matter Description

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the models and assumptions used by management to estimate the allowance for loan losses relating to the unsecured personal loan portfolio, included the following, among others:

◦We tested the effectiveness of the controls, including those related to the models, key data inputs, and management assumptions.
◦With the assistance of our credit specialists, we evaluated:
•The appropriateness of the methodology and models.
•The reasonableness of management’s significant assumptions utilized in the models including the estimated loss rates, estimated prepayment rates, and estimated recovery rates.
•The reasonableness of any qualitative adjustments (or lack thereof) to the modeled expected cash flow output.
◦We tested the accuracy of the key data inputs, including historical loan data consumed by the models used to calculate the expected credit losses.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 13, 2025

We have served as the Company’s auditor since 2013.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31,	2024	2023
Assets
Cash and due from banks	$15,524	$14,993
Interest-bearing deposits in banks	938,534	1,237,511
Total cash and cash equivalents	954,058	1,252,504
Restricted cash (1)	23,338	41,644
Securities available for sale at fair value ($3,492,264 and $1,663,990 at amortized cost, respectively)	3,452,648	1,620,262
Loans held for sale at fair value	636,352	407,773
Loans and leases held for investment	4,125,818	4,850,302
Allowance for loan and lease losses	(236,734)	(310,387)
Loans and leases held for investment, net	3,889,084	4,539,915
Loans held for investment at fair value (1)(2)	1,027,798	272,678
Property, equipment and software, net	167,532	161,517
Goodwill	75,717	75,717
Other assets (1)	403,982	455,453
Total assets	$10,630,509	$8,827,463
Liabilities and Equity
Deposits:
Interest-bearing	$8,676,119	$7,001,680
Noninterest-bearing	392,118	331,806
Total deposits	9,068,237	7,333,486
Borrowings (1)(2)	—	19,354
Other liabilities (1)	220,541	222,801
Total liabilities	9,288,778	7,575,641
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 113,383,917 and 110,410,602 shares issued and outstanding, respectively	1,134	1,104
Additional paid-in capital	1,702,316	1,669,828
Accumulated deficit	(337,476)	(388,806)
Accumulated other comprehensive loss	(24,243)	(30,304)
Total equity	1,341,731	1,251,822
Total liabilities and equity	$10,630,509	$8,827,463
(1)    Includes amounts in consolidated VIEs as of December 31, 2023. See “Notes to Consolidated Financial Statements – Note 6. Securitizations and Variable Interest Entities.”
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2024	2023	2022
Non-interest income:
Marketplace revenue	$242,791	$291,484	$683,626
Other non-interest income	10,179	11,297	28,765
Total non-interest income	252,970	302,781	712,391

Interest income:
Interest on loans held for sale	92,442	35,655	26,183
Interest and fees on loans and leases held for investment	494,214	616,735	465,450
Interest on loans held for investment at fair value (1)	77,034	74,088	31,012
Interest on securities available for sale	187,961	40,235	16,116
Other interest income	56,307	65,917	18,579
Total interest income	907,958	832,630	557,340

Interest expense:
Interest on deposits	369,219	265,556	60,451
Other interest expense (1)	4,698	5,236	22,064
Total interest expense	373,917	270,792	82,515

Net interest income	534,041	561,838	474,825

Total net revenue	787,011	864,619	1,187,216

Provision for credit losses	178,267	243,565	267,326

Non-interest expense:
Compensation and benefits	232,158	261,948	339,397
Marketing	100,402	93,840	197,747
Equipment and software	51,194	53,485	49,198
Depreciation and amortization	58,834	47,195	43,831
Professional services	32,045	35,173	50,516
Occupancy	15,798	17,532	21,977
Other non-interest expense	53,247	57,264	64,187
Total non-interest expense	543,678	566,437	766,853

Income before income tax (expense) benefit	65,066	54,617	153,037
Income tax (expense) benefit	(13,736)	(15,678)	136,648
Net income	$51,330	$38,939	$289,685
Earnings per share: (2)
Basic EPS – common stockholders	$0.46	$0.36	$2.80
Diluted EPS – common stockholders	$0.45	$0.36	$2.79
Weighted-average common shares – Basic	111,731,523	108,466,179	103,547,305
Weighted-average common shares – Diluted	113,122,859	108,468,857	104,001,288
(1)    Prior period amounts have been reclassified to conform to the current period presentation.
(2)    See “Notes to Consolidated Financial Statements – Note 3. Earnings Per Share” for additional information.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income
(In Thousands)

Year Ended December 31,	2024	2023	2022
Net income	$51,330	$38,939	$289,685
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale	9,836	10,238	(61,326)
Other comprehensive income (loss), before tax	9,836	10,238	(61,326)
Income tax effect	(3,775)	(2,926)	16,664
Other comprehensive income (loss), net of tax	6,061	7,312	(44,662)

Total comprehensive income	$57,391	$46,251	$245,023
See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Treasury Stock (1)		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	101,043,924	$1,010	$1,559,616	—	$—	$7,046	$(717,430)	$850,242
Stock-based compensation	—	—	73,717	—	—	—	—	73,717
Net issuances under equity incentive plans	5,503,071	55	(4,645)	7,751	(98)	—	—	(4,688)
Retirement of treasury stock	—	—	(98)	(7,751)	98	—	—	—
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	(44,662)	—	(44,662)
Net income	—	—	—	—	—	—	289,685	289,685
Balance at December 31, 2022	106,546,995	$1,065	$1,628,590	—	$—	$(37,616)	$(427,745)	$1,164,294
Stock-based compensation	—	—	61,619	—	—	—	—	61,619
Net issuances under equity incentive plans	3,863,607	39	(20,381)	—	—	—	—	(20,342)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	7,312	—	7,312
Net income	—	—	—	—	—	—	38,939	38,939
Balance at December 31, 2023	110,410,602	$1,104	$1,669,828	—	$—	$(30,304)	$(388,806)	$1,251,822
Stock-based compensation	—	—	47,117	—	—	—	—	47,117
Net issuances under equity incentive plans	2,973,315	30	(14,629)	—	—	—	—	(14,599)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	6,061	—	6,061
Net income	—	—	—	—	—	—	51,330	51,330
Balance at December 31, 2024	113,383,917	$1,134	$1,702,316	—	$—	$(24,243)	$(337,476)	$1,341,731
(1)    Includes shares that were transferred to the Company to satisfy payment of all or a portion of the exercise price in connection with the exercise of stock options.

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

Year Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income	$51,330	$38,939	$289,685
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net fair value adjustments	154,659	134,114	(8,503)
Change in fair value of loan servicing assets	75,359	62,581	73,229
Gain on sales of loans	(49,097)	(47,839)	(95,335)
Provision for credit losses	178,267	243,565	267,326
Accretion of loan deferred fees and costs	(68,535)	(90,723)	(86,138)
Stock-based compensation, net	40,069	52,389	66,362
Depreciation and amortization	58,834	47,195	43,831
Income tax benefit from release of tax valuation allowance	—	—	(143,495)
Other, net	10,754	(8,932)	(1,828)
Net change to loans held for sale	(3,101,778)	(1,535,037)	8,032
Net change in operating assets and liabilities:
Other assets	22,422	54,894	(16,762)
Other liabilities	(6,458)	(87,746)	(20,836)
Net cash (used for) provided by operating activities	(2,634,174)	(1,136,600)	375,568
Cash flows from investing activities:
Net change in loans and leases (1)	(223,857)	544,821	(2,599,440)
Purchases of securities available for sale	(49,786)	(61,648)	(222,534)
Proceeds from sales, maturities and paydowns of securities available for sale	938,409	97,709	86,078
Purchases of property, equipment and software, net	(54,302)	(59,509)	(69,481)
Other investing activities	(2,651)	(4,676)	(4,423)
Net cash provided by (used for) investing activities	607,813	516,697	(2,809,800)
Cash flows from financing activities:
Net change in deposits	1,742,479	921,393	3,256,501
Principal payments on borrowings (1)	(19,202)	(111,993)	(452,343)
Other financing activities	(13,668)	(19,833)	(9,028)
Net cash provided by financing activities	1,709,609	789,567	2,795,130
Net (decrease) increase in cash, cash equivalents and restricted cash	(316,752)	169,664	360,898
Cash, cash equivalents and restricted cash, beginning of period	1,294,148	1,124,484	763,586
Cash, cash equivalents and restricted cash, end of period	$977,396	$1,294,148	$1,124,484
Supplemental cash flow information:
Cash paid for interest	$378,276	$258,626	$79,732
Cash paid for taxes	$275	$6,631	$14,462
Cash paid for operating leases included in the measurement of lease liabilities	$12,869	$12,797	$15,540
Supplemental non-cash investing activity:
Net securities retained from Structured Program transactions	$2,711,693	$1,299,313	$—
Supplemental non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$880	$—	$36,072
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In Thousands)
The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$954,058	$1,252,504
Restricted cash	23,338	41,644
Total cash, cash equivalents and restricted cash	$977,396	$1,294,148

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

1. Summary of Significant Accounting Policies

Basis of Presentation

LendingClub Corporation (LendingClub) was founded in 2006 and operates a leading, nationally chartered, digital marketplace bank that leverages data and technology to increase access to credit, lower borrowing costs, and improve returns on savings. LendingClub is registered as a bank holding company and operates the vast majority of its business through its wholly-owned subsidiary, LendingClub Bank, National Association (LC Bank).

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

The Company made the following presentation changes in the consolidated financial statements and accompanying notes during the year ended December 31, 2024:
•Consolidated Balance Sheets (Balance Sheet) – “Retail and certificate loans held for investment at fair value” was combined within “Loans held for investment at fair value” and “Retail notes and certificates at fair value” was combined within “Borrowings”;
•Consolidated Statements of Income (Income Statement) – “Interest on retail and certificate loans held for investment at fair value” was combined within “Interest on loans held for investment at fair value” and “Interest on retail notes and certificates at fair value” was combined within “Other interest expense”; and
•Consolidated Statements of Cash Flows (Statement of Cash Flows) – “Net decrease in retail and certificate loans” was combined within “Net change in loans and leases” and “Principal payments on retail notes and certificates” was combined within “Principal payments on borrowings.”

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

Restricted Cash

Cash items held with other depository institutions in which the ability to withdraw funds is restricted by contractual provisions is classified as restricted cash. Such amounts primarily include cash received from borrowers on loans owned and not yet distributed to investors.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Securities

Debt securities purchased and asset-backed securities retained from the sale of loans are classified as available for sale (AFS) securities. AFS securities represent investment securities with readily determinable fair values that the Company: (i) does not hold for trading purposes and (ii) does not have the positive intent and ability to hold to maturity. AFS securities are measured at fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income (loss)” within the equity section of the Balance Sheet, net of any applicable income taxes.

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

Loans and Leases

The Company initially classifies loans and leases as either held for sale (HFS) or held for investment (HFI) based on management’s assessment of its intent and ability to hold the loans and leases for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans and leases may change from time to time and, therefore, loans and leases that are initially designated as HFS or HFI may be reclassified. In order to reclassify loans to HFS, management must have the intent to sell the loans and the ability to reasonably identify the specific loans to be sold.

HFI loans and leases at amortized cost

HFI loans, with the exception of HFI loans accounted for under the fair value option, are measured at historical cost and reported at their outstanding principal balances net of any charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums and discounts. Leases are recorded at the discounted amounts of lease payments receivable plus the estimated residual value of the leased asset, net of unearned income and unamortized deferred fees and costs. Lease payments receivable reflect contractual lease payments adjusted for renewal or termination options that the Company believes the customer is reasonably certain to exercise. Unearned income, deferred fees and costs, and discounts and premiums are accreted and amortized to interest income over the contractual life of the loan using its effective interest rate. In certain circumstances, the Company may reclassify loans and/or leases from HFI to HFS, at which time these are valued at the lower of amortized cost or fair value.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
HFS loans at fair value

Loans initially classified as HFS are reported at their fair value with the Company’s election of the fair value option. Origination fees and costs for HFS loans are recognized in earnings at the time of loan origination and are not deferred. Origination fees are recognized in earnings within “Marketplace revenue” on the Income Statement. Changes in the fair value are recorded in “Net fair value adjustments” included in “Marketplace revenue” on the Income Statement. The Company also earns interest income on loans HFS between the time of origination and the settlement date of the loan sales to marketplace investors. As loans are held on the Balance Sheet, incremental fair value adjustments on the loans are recorded in “Net fair value adjustments” within “Marketplace revenue,” whereas the associated interest income, based on the loans’ contractual interest rate, is recorded within “Net interest income.”

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

The ACL is measured on a collective basis when loans share similar risk characteristics. Relevant risk characteristics for the consumer portfolio include product type, risk rating, loan term, and monthly vintage. Relevant risk characteristics for the commercial portfolio include product type and risk rating status. Loans measured on a collective basis generally have an ACL comprised of a quantitative, or modeled, component that is supplemented by a framework of qualitative factors, as discussed below.

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

The quantitative, or modeled, portion of ACL is estimated using a DCF approach. The Company’s statistical models, applied at the portfolio level to pools of loans with similar risk characteristics, produce expected cash flows, which are then discounted at the effective interest rate to derive net present value. The effective interest rate is calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and costs, to provide a constant rate of return over the contractual loan term. This net present value is then compared to the amortized cost basis to derive the initial expected credit losses. Under the DCF approach, the provision for credit losses includes credit loss expense in subsequent periods relating to the discounting effect due to the passage of time after the initial recognition of ACL on originated HFI loans at amortized cost.

The Company also considers the need for qualitative adjustments to the modeled estimate of expected credit losses. For this purpose, the Company established a qualitative factor framework to periodically assess qualitative adjustments to address certain identified elements that are not directly captured by the statistically modeled expected credit loss. The Company also obtains forecast macroeconomic information to inform its view of the long-

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
term condition of the economy. These factors may include the impact of the non-modeled macroeconomic outlook, forecast unemployment rate and insurance claims, risk rating downgrades, changes in credit policies, problem loan trends, identification of new risks not incorporated into the modeling framework, credit concentrations, changes in underwriting and other external factors.

Zero Credit Loss Expectation Exception

The Company has a zero loss expectation when the loans and securities available for sale, or portions thereof, are issued or guaranteed by certain U.S. government entities or agencies, as those entities or agencies have a long history of no defaults and the highest credit ratings issued by rating agencies. Loans held for investment and securities available for sale which meet this criterion do not have an ACL.

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

Charge-Offs

Charge-offs are recorded when the Company determines that a loan balance is uncollectible or a loss-confirming event has occurred. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include borrower delinquency status, bankruptcy, foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan when that collateral asset is the sole source of repayment. A full or partial charge-off reduces the amortized cost basis of the loan and the related ACL. Unsecured personal loans are generally charged-off when a borrower is contractually 120 days past due. Exceptions include accounts in bankruptcy or accounts of deceased borrowers which are then generally charged-off within 60 or 30 days from receipt of notification, respectively.

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
Fair Value Measurements

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

Derivative Instruments and Hedging Activities

The Company reports the fair value of its derivative instruments on a gross basis, as either “Other assets” or “Other liabilities” on the Balance Sheet. Changes in fair value of the derivative instruments are recognized in current period earnings.

For derivative instruments that qualify as accounting hedges, the Company designates the hedging instrument based on the exposure being hedged. The Company’s existing hedging instruments are designated as fair value hedges under the portfolio layer method, whereby changes in the fair value of the hedging instrument are substantially offset by changes in the fair value of the hedged item, which are recognized within interest income on the Income Statement. Interest payments made and/or received related to these derivative instruments are presented within the “Operating activities” section on the Statements of Cash Flows.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Internally-developed software is capitalized when preliminary development efforts are successfully completed and it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and compensation costs for employees, fees paid to third-party consultants who are directly involved in development efforts, and costs incurred for upgrades and enhancements to add functionality of the software. Other costs are expensed as incurred.

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

Stock-based Compensation

Stock-based compensation includes expense primarily associated with restricted stock units (RSUs) and performance-based restricted stock units (PBRSUs). Stock-based compensation expense is based on the grant date fair value of the award. The cost is generally recognized over the vesting period on a straight-line basis. Forfeitures are recognized as incurred.

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

Uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to uncertain tax positions in “Income tax (expense) benefit” on the Income Statement.

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

Adoption of New Accounting Standards

The Company adopted the following new accounting standards during the year ended December 31, 2024:

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU effective October 1, 2024, on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
New Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which improves income statement expense disclosure requirements, primarily through disaggregated disclosures of certain expense captions into specified categories within the footnotes to the financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The amendments of this standard should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is evaluating the impact of this ASU but does not expect it to be material.

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

Net Fair Value Adjustments: The Company records fair value adjustments on loans that are recorded at fair value, which include gains or losses from sale prices in excess of or less than the loan principal amount sold and realized net charge-offs. In addition, as loans are held on the Balance Sheet, incremental fair value adjustments on the loans are recorded in “Net fair value adjustments” within “Marketplace revenue,” whereas the associated interest income is recorded within “Net interest income.”

The following table presents components of marketplace revenue for the periods presented:

Year Ended December 31,	2024	2023	2022
Origination fees	$283,420	$279,146	$499,179
Servicing fees	64,933	98,613	80,609
Gain on sales of loans	49,097	47,839	95,335
Net fair value adjustments	(154,659)	(134,114)	8,503
Total marketplace revenue	$242,791	$291,484	$683,626

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
3. Earnings Per Share

The following table details the computation of the Company’s Basic and Diluted EPS:

Year Ended December 31,	2024	2023	2022
Basic EPS:
Net income attributable to stockholders	$51,330	$38,939	$289,685
Weighted-average common shares – Basic	111,731,523	108,466,179	103,547,305
Basic EPS	$0.46	$0.36	$2.80

Diluted EPS:
Net income attributable to stockholders	$51,330	$38,939	$289,685
Weighted-average common shares – Diluted	113,122,859	108,468,857	104,001,288
Diluted EPS	$0.45	$0.36	$2.79

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of AFS securities were as follows:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$2,870,071	$30,398	$(645)	$—	$2,899,824
U.S. agency residential mortgage-backed securities	270,120	48	(43,243)	—	226,925
Other asset-backed securities related to Structured Program transactions (2)	174,132	—	(657)	(3,527)	169,948
U.S. agency securities	90,459	—	(14,513)	—	75,946
Mortgage-backed securities	62,882	8	(6,216)	—	56,674
Other asset-backed securities	21,364	15	(587)	—	20,792
Municipal securities	3,236	—	(697)	—	2,539
Total securities available for sale (3)	$3,492,264	$30,469	$(66,558)	$(3,527)	$3,452,648

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions	$1,165,513	$10,932	$(42)	$1,176,403
U.S. agency residential mortgage-backed securities	261,885	208	(37,497)	224,596
U.S. agency securities	93,452	—	(13,348)	80,104
Other asset-backed securities related to Structured Program transactions (2)	70,662	2,731	—	73,393
Mortgage-backed securities	42,511	—	(5,435)	37,076
Other asset-backed securities	26,710	25	(634)	26,101
Municipal securities	3,257	—	(668)	2,589
Total securities available for sale (3)	$1,663,990	$13,896	$(57,624)	$1,620,262
(1)    Excludes a $(2.2) million cumulative basis adjustment for securities designated in active fair value hedge relationships at December 31, 2024. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.
(2)    As of December 31, 2024 and 2023, $169.9 million and $70.1 million, respectively, of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.
(3)    As of December 31, 2024 and 2023, includes $373.5 million and $359.5 million, respectively, of securities pledged as collateral at fair value.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
A summary of AFS securities with unrealized losses, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$334,564	$(645)	$—	$—	$334,564	$(645)
U.S. agency residential mortgage-backed securities	34,168	(782)	185,405	(42,461)	219,573	(43,243)
Other asset-backed securities related to Structured Program transactions	72,251	(657)	—	—	72,251	(657)
U.S. agency securities	—	—	75,946	(14,513)	75,946	(14,513)
Mortgage-backed securities	21,970	(316)	32,298	(5,900)	54,268	(6,216)
Other asset-backed securities	1,638	(4)	11,668	(583)	13,306	(587)
Municipal securities	—	—	2,539	(697)	2,539	(697)
Total securities with unrealized losses	$464,591	$(2,404)	$307,856	$(64,154)	$772,447	$(66,558)

	Less than 12 months		12 months or longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$38,359	$(42)	$—	$—	$38,359	$(42)
U.S. agency residential mortgage-backed securities	6,497	(149)	201,426	(37,348)	207,923	(37,497)
U.S. agency securities	—	—	80,104	(13,348)	80,104	(13,348)
Mortgage-backed securities	13,973	(740)	23,103	(4,695)	37,076	(5,435)
Other asset-backed securities	12,911	(50)	8,538	(584)	21,449	(634)
Municipal securities	—	—	2,589	(668)	2,589	(668)
Total securities with unrealized losses	$71,740	$(981)	$315,760	$(56,643)	$387,500	$(57,624)

At December 31, 2024, the majority of the Company’s AFS investment portfolio was comprised of senior asset-backed securities related to Structured Program transactions and U.S. agency-backed securities. Management considers U.S. agency-backed securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at December 31, 2024 were rated investment grade. Substantially all of these unrealized losses in the AFS investment portfolio were caused by interest rate increases. The Company does not intend to sell the investment portfolio, and it is not more likely than not that it will be required to sell any investment before recovery of its amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Note 1. Summary of Significant Accounting Policies.”

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents the activity in the allowance for credit losses for AFS securities, by security type:

Year Ended December 31,	2024
Other asset-backed securities related to Structured Program transactions:
Allowance for credit losses, beginning of period	$—
Credit loss expense for securities available for sale	3,527
Allowance for credit losses, end of period	$3,527

There was no activity in the allowance for credit losses for AFS securities during 2023 or 2022.

The contractual maturities of AFS securities were as follows:

December 31, 2024	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due within 1 year:
U.S. agency securities	$3,000	$2,989
Total due within 1 year	3,000	2,989	3.50%
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	2,870,071	2,899,824
Other asset-backed securities related to Structured Program transactions	174,132	169,948
U.S. agency securities	7,850	7,620
Mortgage-backed securities	2,684	2,413
Other asset-backed securities	307	306
Municipal securities	307	274
Total due after 1 year through 5 years	3,055,351	3,080,385	7.50%
Due after 5 years through 10 years:
U.S. agency securities	23,997	20,907
Other asset-backed securities	12,430	12,394
U.S. agency residential mortgage-backed securities	3,838	3,649
Mortgage-backed securities	915	765
Municipal securities	310	267
Total due after 5 years through 10 years	41,490	37,982	4.28%
Due after 10 years:
U.S. agency residential mortgage-backed securities	266,282	223,276
Mortgage-backed securities	59,283	53,496
U.S. agency securities	55,612	44,430
Other asset-backed securities	8,627	8,092
Municipal securities	2,619	1,998
Total due after 10 years	392,423	331,292	2.90%
Total securities available for sale	$3,492,264	$3,452,648	6.81%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the year ended December 31, 2024.

During 2024, the Company recognized proceeds of $30.1 million and gross realized gains of $114 thousand from sales of senior asset-backed securities related to Structured Program transactions. There were no sales of AFS securities during 2023 or 2022.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases HFI at amortized cost. Other HFI and all HFS loans are recorded at fair value with the Company’s election of the fair value option. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $30.4 million and $32.2 million as of December 31, 2024 and 2023, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	December 31, 2024	December 31, 2023
Unsecured personal	$3,106,472	$3,726,830
Residential mortgages	172,711	183,050
Secured consumer	230,232	250,039
Total consumer loans held for investment	3,509,415	4,159,919
Equipment finance (1)	64,232	110,992
Commercial real estate	373,785	380,322
Commercial and industrial	178,386	199,069
Total commercial loans and leases held for investment	616,403	690,383
Total loans and leases held for investment	4,125,818	4,850,302
Allowance for loan and lease losses	(236,734)	(310,387)
Loans and leases held for investment, net (2)	$3,889,084	$4,539,915
(1)    Comprised of sales-type leases for equipment. See “Note 18. Leases” for additional information.
(2)    As of December 31, 2024, the Company had $3.7 billion in loans pledged as collateral, comprised of $3.2 billion pledged under the FRB Discount Window and $456.4 million pledged to the FHLB of Des Moines. As of December 31, 2023, the Company had $4.0 billion in loans pledged as collateral, comprised of $3.5 billion pledged under the FRB Discount Window and $479.0 million pledged to the FHLB of Des Moines.

The following table presents the components of the allowance for loan and lease losses (ALLL):

	December 31, 2024	December 31, 2023
Gross allowance for loan and lease losses (1)	$285,686	$355,773
Recovery asset value (2)	(48,952)	(45,386)
Allowance for loan and lease losses	$236,734	$310,387
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2024	Consumer	Commercial	Total
Loans and leases held for investment	$3,509,415	$616,403	$4,125,818

Allowance for loan and lease losses	$212,598	$24,136	$236,734
Allowance ratio (1)	6.1%	3.9%	5.7%

Gross allowance for loan and lease losses	$261,550	$24,136	$285,686
Gross allowance ratio (1)	7.5%	3.9%	6.9%

December 31, 2023	Consumer	Commercial	Total
Loans and leases held for investment	$4,159,919	$690,383	$4,850,302

Allowance for loan and lease losses	$298,061	$12,326	$310,387
Allowance ratio (1)	7.2%	1.8%	6.4%

Gross allowance for loan and lease losses	$343,447	$12,326	$355,773
Gross allowance ratio (1)	8.3%	1.8%	7.3%
(1)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.

The activity in the ACL by portfolio segment was as follows:

Year Ended December 31,	2024			2023			2022
	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$298,061	$12,326	$310,387	$312,489	$15,363	$327,852	$128,812	$15,577	$144,389
Credit loss expense (benefit)	160,581	14,849	175,430	244,518	(948)	243,570	265,359	1,320	266,679
Charge-offs	(299,159)	(4,434)	(303,593)	(278,105)	(3,002)	(281,107)	(85,247)	(2,226)	(87,473)
Recoveries	53,115	1,395	54,510	19,159	913	20,072	3,565	692	4,257
End of period	$212,598	$24,136	$236,734	$298,061	$12,326	$310,387	$312,489	$15,363	$327,852

Reserve for unfunded lending commitments:
Beginning of period	$—	$1,873	$1,873	$18	$1,860	$1,878	$—	$1,231	$1,231
Credit loss expense (benefit)	—	(690)	(690)	(18)	13	(5)	18	629	647
End of period (1)	$—	$1,183	$1,183	$—	$1,873	$1,873	$18	$1,860	$1,878
(1)    Relates to $105.0 million, $78.1 million and $138.0 million of unfunded commitments as of December 31, 2024, 2023 and 2022, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents charge-offs by origination year for the year ended December 31, 2024:

	Gross Charge-Offs by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Unsecured personal (1)	$6,796	$96,219	$147,062	$46,894	$—	$—	$296,971
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	48	492	1,149	499	—	—	2,188
Total consumer loans held for investment	6,844	96,711	148,211	47,393	—	—	299,159
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Commercial and industrial	114	700	1,524	403	—	1,693	4,434
Total commercial loans and leases held for investment	114	700	1,524	403	—	1,693	4,434

Total loans and leases held for investment	$6,958	$97,411	$149,735	$47,796	$—	$1,693	$303,593
(1)    Unsecured personal loans are generally charged-off when a borrower is contractually 120 days past due.

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

December 31, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Unsecured personal
Current	$1,347,685	$787,936	$762,223	$142,546	$—	$—	$3,040,390
30-59 days past due	4,981	7,344	8,952	2,253	—	—	23,530
60-89 days past due	2,448	6,933	7,920	1,992	—	—	19,293
90 or more days past due	2,364	7,920	8,853	2,250	—	—	21,387
Total unsecured personal (1)	1,357,478	810,133	787,948	149,041	—	—	3,104,600
Residential mortgages
Current	—	—	45,828	52,679	28,176	45,789	172,472
30-59 days past due	—	—	—	—	—	151	151
60-89 days past due	—	—	—	—	—	88	88
90 or more days past due	—	—	—	—	—	—	—
Total residential mortgages	—	—	45,828	52,679	28,176	46,028	172,711
Secured consumer
Current	79,161	78,081	56,766	10,573	—	2,372	226,953
30-59 days past due	98	824	1,199	221	—	—	2,342
60-89 days past due	11	147	338	104	—	—	600
90 or more days past due	36	157	99	45	—	—	337
Total secured consumer	79,306	79,209	58,402	10,943	—	2,372	230,232
Total consumer loans held for investment	$1,436,784	$889,342	$892,178	$212,663	$28,176	$48,400	$3,507,543
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of December 31, 2024, the basis adjustment totaled $1.9 million and represents an increase to the amortized cost of the hedged loans. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

December 31, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$1,519	$32,544	$7,790	$9,101	$6,643	$57,597	$—
Special mention	—	—	335	602	—	—	937	—
Substandard	—	—	776	4,922	—	—	5,698	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	1,519	33,655	13,314	9,101	6,643	64,232	—
Commercial real estate
Pass	22,847	67,692	89,903	21,174	27,947	106,060	335,623	31,499
Special mention	—	—	—	—	252	6,276	6,528	—
Substandard	—	—	2,430	8,441	7,987	10,791	29,649	8,940
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,121	271	—	593	1,985	1,543
Total commercial real estate	22,847	67,692	93,454	29,886	36,186	123,720	373,785	41,982
Commercial and industrial
Pass	28,030	29,186	31,697	27,474	5,503	12,678	134,568	85,269
Special mention	635	—	5,165	2,652	76	—	8,528	7,065
Substandard	—	4,071	13,110	2,311	1,399	1,670	22,561	14,879
Doubtful	—	—	3,279	1,477	506	285	5,547	4,671
Loss	282	2,094	4,224	568	—	14	7,182	7,182
Total commercial and industrial	28,947	35,351	57,475	34,482	7,484	14,647	178,386	119,066
Total commercial loans and leases held for investment	$51,794	$104,562	$184,584	$77,682	$52,771	$145,010	$616,403	$161,048
(1)    Represents loan balances guaranteed by the Small Business Association (SBA).

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2023	Term Loans and Leases by Origination Year
	2023	2022	2021	2020	2019	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$2,945	$33,430	$26,311	$7,754	$9,411	$6,288	$86,139	$—
Special mention	—	15,235	1,962	5,873	1,335	—	24,405	—
Substandard	—	—	—	448	—	—	448	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	2,945	48,665	28,273	14,075	10,746	6,288	110,992	—
Commercial real estate
Pass	49,067	94,247	34,535	43,058	52,160	78,062	351,129	33,423
Special mention	—	—	—	—	—	13,706	13,706	—
Substandard	—	3,598	7,716	—	—	2,139	13,453	9,425
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,515	—	—	519	2,034	1,471
Total commercial real estate	49,067	97,845	43,766	43,058	52,160	94,426	380,322	44,319
Commercial and industrial
Pass	40,636	60,352	39,304	9,525	10,282	11,626	171,725	104,928
Special mention	—	10,881	1,532	729	137	444	13,723	9,384
Substandard	—	2,304	5,426	673	1,045	1,434	10,882	6,908
Doubtful	—	649	—	548	—	286	1,483	1,214
Loss	—	—	—	—	—	1,256	1,256	1,229
Total commercial and industrial	40,636	74,186	46,262	11,475	11,464	15,046	199,069	123,663
Total commercial loans and leases held for investment	$92,648	$220,696	$118,301	$68,608	$74,370	$115,760	$690,383	$167,982
(1)    Represents loan balances guaranteed by the SBA.

The following tables present an analysis of the past due loans and leases HFI at amortized cost within the commercial portfolio segment:

December 31, 2024	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$67	$—	$4,551	$4,618	$—
Commercial real estate	8,320	483	9,731	18,534	8,456
Commercial and industrial	6,257	1,182	15,971	23,410	18,512
Total commercial loans and leases held for investment	$14,644	$1,665	$30,253	$46,562	$26,968

December 31, 2023	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$1,265	$—	$—	$1,265	$—
Commercial real estate	—	3,566	1,618	5,184	4,047
Commercial and industrial	12,261	1,632	1,515	15,408	11,260
Total commercial loans and leases held for investment	$13,526	$5,198	$3,133	$21,857	$15,307
(1)    Represents loan balances guaranteed by the SBA.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Loan Modifications

On January 1, 2023, we adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on a prospective basis. As such, the 2022 comparative period is not presented in the tables below.

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

Year Ended December 31,	2024	2023
Short-term payment reduction	$26,421	$4,867
Permanent loan modification	5,874	3,659
Debt settlement	5,631	7,350
Total loan modifications – unsecured personal loans	$37,926	$15,876

% of unsecured personal loans at amortized cost as of period end	1.2%	0.4%

The Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of five to eight months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $14.5 million of loan balances at amortized cost outstanding as of December 31, 2024, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the years ended December 31, 2024 and 2023, the weighted-average interest rate reduction under this program was approximately 8.0% and 9.2%, respectively. The weighted-average maturity date extension was approximately twelve months for all periods.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	December 31, 2024			December 31, 2023
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured personal loans
Current	$21,471	$5,285	$43	$4,533	$3,208	$70
30-59 days	1,851	247	19	149	199	85
60-89 days	1,462	159	811	105	67	669
90 or more days	1,637	183	4,758	80	185	6,526
Total loan modifications	$26,421	$5,874	$5,631	$4,867	$3,659	$7,350

A modified loan is generally charged-off in the event of a borrower defaulting at 120 days past due. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

Year Ended December 31,	2024	2023
Short-term payment reduction	$7,945	$224
Permanent loan modification	2,136	308
Debt settlement	72,845	53,111
Total loan modifications – unsecured personal loans	$82,926	$53,643

Nonaccrual Assets

Nonaccrual loans and leases are those for which accrual of interest has been suspended. Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual.

Certain loans on nonaccrual status may be considered collateral-dependent loans if the borrower is experiencing financial difficulty and repayment of the loan is expected to be substantially through sale of the collateral. Such loans are secured by various types of collateral, including real estate, auto, equipment, among others. Expected credit losses for the Company’s collateral-dependent loans are calculated as the difference between the amortized cost basis and the fair value of the underlying collateral less costs to sell, if applicable. The fair value of the underlying collateral is generally based on third-party appraisals, which are updated on a case-by-case basis.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents nonaccrual loans and leases:

Year Ended December 31,	2024		2023
	Nonaccrual	Nonaccrual with no related ACL(1)	Nonaccrual	Nonaccrual with no related ACL(1)
Unsecured personal	$21,387	$—	$30,132	$—
Residential mortgages	295	295	312	312
Secured consumer	337	—	217	—
Total nonaccrual consumer loans held for investment	22,019	295	30,661	312

Equipment finance	4,516	—	—	—
Commercial real estate	18,280	5,345	9,663	2,187
Commercial and industrial	27,489	7,501	4,058	1,590
Total nonaccrual commercial loans and leases held for investment (2)	50,285	12,846	13,721	3,777

Total nonaccrual loans and leases held for investment	$72,304	$13,141	$44,382	$4,089
(1)    Subset of total nonaccrual loans and leases.
(2)    Includes $31.2 million and $10.4 million in loan balances guaranteed by the SBA as of December 31, 2024 and 2023, respectively.

Year Ended December 31,	2024		2023
	Nonaccrual	Nonaccrual Ratios(1)	Nonaccrual	Nonaccrual Ratios(1)
Total nonaccrual consumer loans held for investment	$22,019	0.6%	$30,661	0.7%
Total nonaccrual commercial loans and leases held for investment	50,285	8.2%	13,721	2.0%
Total nonaccrual loans and leases held for investment	$72,304	1.8%	$44,382	0.9%
(1)    Calculated as the ratio of non-accruing loans and leases to loans and leases HFI at amortized cost.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
6. Securitizations and Variable Interest Entities

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with VIEs, which include Structured Program transactions. The Company also has various forms of involvement with VIEs, including servicing loans and holding senior asset-backed securities or subordinated interests in the VIEs. Additionally, the carrying amount of assets and liabilities in the table below excludes intercompany balances that were eliminated in consolidation.

	December 31, 2024			December 31, 2023
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Assets
Restricted cash	$—	$—	$—	$3,454	$—	$3,454
Securities available for sale at fair value	—	3,069,771	3,069,771	—	1,249,796	1,249,796
Loans held for investment at fair value (1)	—	—	—	970	—	970
Other assets	—	46,269	46,269	14	31,531	31,545
Total assets	$—	$3,116,040	$3,116,040	$4,438	$1,281,327	$1,285,765
Liabilities
Borrowings (1)	—	—	—	2,888	—	2,888
Other liabilities	—	6,313	6,313	4	3,301	3,305
Total liabilities	$—	$6,313	$6,313	$2,892	$3,301	$6,193
Total net assets (maximum loss exposure)	$—	$3,109,727	$3,109,727	$1,546	$1,278,026	$1,279,572
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

The maximum loss exposure shown in the table above represents the estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests and any associated collateral declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

December 31,	2024	2023	2022
Fair value of consideration received:
Cash	$394,205	$172,397	$5,320
Net securities retained from Structured Program transactions	2,711,693	1,299,313	2,180
Other assets (liabilities), net	35,877	16,740	(3,794)
Total consideration	3,141,775	1,488,450	3,706
Fair value of loans sold	(3,079,628)	(1,474,077)	(39,519)
Sale of senior securities related to Structured Program transactions	(30,000)	—	—
Deconsolidation of debt	880	—	36,072
Principal derecognized from loans securitized or sold	(737)	—	—
Gain on sales of loans and securities (1)	$32,290	$14,373	$259

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$27,047	$5,475	$8,618
Interest received on securities retained from Structured Program transactions	$164,807	$22,786	$7,285
(1)    Consists primarily of servicing assets recognized at the time of sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale. Prior period amounts have been reclassified to conform to the current period presentation.

In 2023, the Company resumed its Structured Program transactions with its newly launched Structured Certificates. In this structure, the Company has primarily retained (but may sell) the senior securities at a fixed rate, along with the amount required pursuant to the U.S. Risk Retention Rules, and sells the residual certificates to marketplace investors. There is no direct recourse to the Company’s assets and holders of the securities can look only to those assets of the VIEs that issued those securities. The residual certificates are subject principally to the credit and prepayment risk stemming from the underlying pool of unsecured personal loans. See “Note 4. Securities Available for Sale” for additional information related to these securities.

As of December 31, 2024, the aggregate unpaid principal balance held by unconsolidated VIEs was $3.5 billion, of which $44.7 million was attributable to off-balance sheet loans that were 30 days or more past due. As of December 31, 2023, the aggregate unpaid principal balance held by unconsolidated VIEs was $1.6 billion, of which $9.5 million was attributable to off-balance sheet loans that were 30 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

December 31, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$636,352	$636,352
Loans held for investment at fair value	—	—	1,027,798	1,027,798
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	2,899,824	2,899,824
U.S. agency residential mortgage-backed securities	—	226,925	—	226,925
Other asset-backed securities related to Structured Program transactions	—	—	169,948	169,948
U.S. agency securities	—	75,946	—	75,946
Mortgage-backed securities	—	56,674	—	56,674
Other asset-backed securities	—	20,792	—	20,792
Municipal securities	—	2,539	—	2,539
Total securities available for sale	—	382,876	3,069,772	3,452,648
Servicing assets	—	—	60,697	60,697
Other assets	—	5,820	—	5,820
Total assets	$—	$388,696	$4,794,619	$5,183,315

Liabilities:
Other liabilities	$—	$5,019	$11,799	$16,818
Total liabilities	$—	$5,019	$11,799	$16,818

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2023	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$407,773	$407,773
Loans held for investment at fair value (1)	—	—	272,678	272,678
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	1,176,403	1,176,403
U.S. agency residential mortgage-backed securities	—	224,596	—	224,596
U.S. agency securities	—	80,104	—	80,104
Other asset-backed securities related to Structured Program transactions	—	—	73,393	73,393
Mortgage-backed securities	—	37,076	—	37,076
Other asset-backed securities	—	26,101	—	26,101
Municipal securities	—	2,589	—	2,589
Total securities available for sale	—	370,466	1,249,796	1,620,262
Servicing assets	—	—	77,680	77,680
Other assets	—	3,525	—	3,525
Total assets	$—	$373,991	$2,007,927	$2,381,918

Liabilities:
Borrowings (1)	$—	$—	$12,956	$12,956
Other liabilities	—	12,072	7,655	19,727
Total liabilities	$—	$12,072	$20,611	$32,683
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. The Company primarily uses a DCF model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2024 or 2023.

The following significant unobservable inputs, as applicable, were used in the fair value measurement of the Company’s Level 3 assets:
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

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFS:

	December 31, 2024			December 31, 2023
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	7.1%	11.9%	7.9%	8.1%	10.3%	9.0%
Annualized net charge-off rate (1)	1.8%	21.2%	5.4%	2.7%	12.9%	6.5%
Annualized prepayment rate (1)	15.0%	27.6%	20.4%	15.7%	22.5%	19.9%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

Fair Value Sensitivity

The sensitivity of loans HFS at fair value to adverse changes in key assumptions was as follows:

	December 31, 2024	December 31, 2023
Loans held for sale at fair value	$636,352	$407,773
Expected remaining weighted-average life (in years)	1.4	1.5
Discount rate:
100 basis point increase	$(7,663)	$(5,093)
200 basis point increase	$(15,174)	$(10,051)
Annualized net charge-off rate:
10% increase	$(6,436)	$(5,102)
20% increase	$(12,937)	$(10,184)
Annualized prepayment rate:
10% increase	$(1,274)	$(851)
20% increase	$(2,444)	$(1,628)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value Reconciliation

The following table presents loans HFS at fair value activity:

Year Ended December 31,	2024	2023
Fair value at beginning of period	$407,773	$110,400
Originations and purchases	5,194,160	4,942,457
Sales	(4,576,779)	(4,634,155)
Principal payments	(231,624)	(70,350)
Transfers from loans held for investment	—	195,106
Realized charge-offs, net of recoveries, recorded in earnings	(20,336)	(13,597)
Fair value adjustments recorded in earnings	(136,842)	(122,088)
Fair value at end of period	$636,352	$407,773

The following table summarizes the aggregate fair value of the Company’s HFS loans, as well as the amount that was 90 days or more past due:

	December 31, 2024		December 31, 2023
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$657,984	$3,719	$431,955	$1,395
Cumulative fair value adjustments	(21,632)	(3,012)	(24,182)	(1,102)
Fair value of loans held for sale	$636,352	$707	$407,773	$293

Loans Held for Investment at Fair Value

Loans HFI at fair value consists primarily of a loan portfolio that was purchased with a $1.3 billion outstanding principal balance during the third quarter of 2024. This portfolio consisted of loans that the Company previously originated and sold. Due to the short remaining duration of the acquired loan portfolio, the Company has elected to account for the HFI loan portfolio under the fair value option.

The tables presented below for the 2023 comparative period exclude retail and certificate loans held for investment at fair value, which totaled $10.5 million at December 31, 2023. The Company did not assume principal or interest rate risk on such loans that were funded by its member payment-dependent self-directed retail program (Retail Program) because loan balances, interest rates and maturities were matched and offset by an equal balance of notes with the exact same interest rates and maturities. As of December 31, 2024, there were no remaining retail and certificate loans held for investment at fair value.

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFI:

	December 31, 2024			December 31, 2023
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	7.2%	21.8%	10.5%	8.4%	16.2%	12.8%
Annualized net charge-off rate (1)	3.0%	20.2%	6.6%	1.9%	5.9%	3.7%
Annualized prepayment rate (1)	15.6%	21.4%	19.3%	18.6%	27.7%	22.6%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions was as follows:

	December 31, 2024	December 31, 2023
Loans held for investment at fair value	$1,027,798	$262,190
Expected remaining weighted-average life (in years)	0.9	0.9
Discount rate:
100 basis point increase	$(7,832)	$(1,957)
200 basis point increase	$(15,557)	$(3,888)
Annualized net charge-off rate:
10% increase	$(11,821)	$(1,753)
20% increase	$(25,428)	$(3,595)
Annualized prepayment rate:
10% increase	$(4,813)	$(857)
20% increase	$(9,854)	$(1,675)

Fair Value Reconciliation

The following table presents loans HFI at fair value activity:

Year Ended December 31,	2024	2023
Fair value at beginning of period	$262,190	$925,938
Purchases	1,396,223	4,243
Principal payments	(618,472)	(485,043)
Transfers to loans held for sale	—	(195,106)
Interest income accretion and fair value adjustments recorded in earnings	(12,143)	12,158
Fair value at end of period	$1,027,798	$262,190

The following table summarizes the aggregate fair value of the Company’s HFI loans held at fair value, as well as the amount that was 90 days or more past due:

	December 31, 2024		December 31, 2023
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$1,097,511	$14,616	$281,031	$3,774
Cumulative fair value adjustments	(69,713)	(11,836)	(18,841)	(3,037)
Fair value of loans held for investment	$1,027,798	$2,780	$262,190	$737

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
Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable input, which includes credit spreads, was used in the fair value measurement of senior asset-backed securities related to Structured Program transactions:

	December 31, 2024			December 31, 2023
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	6.0%	6.0%	6.0%	7.0%	7.0%	7.0%

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	December 31, 2024	December 31, 2023
Fair value of interests held	$2,899,824	$1,176,403
Expected remaining weighted-average life (in years)	1.2	1.5
Discount rate:
100 basis point increase	$(37,315)	$(18,016)
200 basis point increase	$(74,630)	$(36,033)

Fair Value Reconciliation

The following table presents senior asset-backed securities related to Structured Program transactions activity:

Year Ended December 31,	2024	2023
Fair value at beginning of period	$1,176,403	$—
Additions	2,558,003	1,225,796
Sales	(30,114)	—
Cash received	(823,331)	(60,283)
Change in unrealized gain	18,863	10,890
Fair value at end of period	$2,899,824	$1,176,403

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	December 31, 2024			December 31, 2023
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	7.1%	11.0%	7.9%	8.1%	10.3%	9.0%
Annualized net charge-off rate (1)	3.4%	7.4%	5.0%	4.9%	5.9%	5.5%
Annualized prepayment rate (1)	18.7%	20.9%	20.5%	19.2%	21.0%	20.1%
(1)    The weighted-average rate is calculated using the original principal balance of each security.

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	December 31, 2024	December 31, 2023
Fair value of interests held	$169,948	$73,393
Expected remaining weighted-average life (in years)	1.3	1.5
Discount rate:
100 basis point increase	$(1,909)	$(927)
200 basis point increase	$(3,783)	$(1,836)
Annualized net charge-off rate:
10% increase	$(1,778)	$(882)
20% increase	$(3,567)	$(1,771)
Annualized prepayment rate:
10% increase	$(432)	$(203)
20% increase	$(835)	$(430)

Fair Value Reconciliation

The following table presents other asset-backed securities related to Structured Program transactions activity:

Year Ended December 31,	2024	2023
Fair value at beginning of period	$73,393	$12,469
Additions	153,690	73,516
Cash received	(53,219)	(12,634)
Credit loss expense for securities available for sale	(3,217)	—
Change in unrealized gain (loss)	(699)	42
Fair value at end of period	$169,948	$73,393

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	December 31, 2024			December 31, 2023
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	8.7%	17.3%	10.8%	8.7%	17.3%	11.3%
Annualized net charge-off rate (1)	1.8%	21.2%	8.2%	1.9%	24.0%	8.7%
Annualized prepayment rate (1)	14.8%	27.5%	20.0%	15.6%	25.7%	20.3%
Market servicing rate (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	December 31, 2024	December 31, 2023
Fair value of servicing assets	$60,697	$77,680
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(519)	$(675)
200 basis point increase	$(1,038)	$(1,349)
Annualized net charge-off rate:
10% increase	$(551)	$(878)
20% increase	$(1,102)	$(1,756)
Annualized prepayment rate:
10% increase	$(1,359)	$(1,550)
20% increase	$(2,718)	$(3,100)

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

	December 31, 2024	December 31, 2023
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Market servicing rate increase by 0.10%	$(6,940)	$(8,719)
Market servicing rate decrease by 0.10%	$6,940	$8,719

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value Reconciliation

The following table presents servicing assets activity:

Year Ended December 31,	2024	2023
Fair value at beginning of period	$77,680	$84,308
Issuances (1)	58,396	56,032
Change in fair value, included in Marketplace Revenue	(75,359)	(62,581)
Other net changes	(20)	(79)
Fair value at end of period	$60,697	$77,680
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

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets and liabilities that are not recorded at fair value on a recurring basis:

December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,889,084	$—	$—	$4,051,497	$4,051,497
Other assets	40,466	—	40,143	661	40,804
Total assets	$3,929,550	$—	$40,143	$4,052,158	$4,092,301

Liabilities:
Deposits (1)	$2,294,214	$—	$—	$2,306,373	$2,306,373
Other liabilities	44,801	—	22,833	21,968	44,801
Total liabilities	$2,339,015	$—	$22,833	$2,328,341	$2,351,174

December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,539,915	$—	$—	$4,675,354	$4,675,354
Other assets	37,605	—	36,884	1,017	37,901
Total assets	$4,577,520	$—	$36,884	$4,676,371	$4,713,255

Liabilities:
Deposits (1)	$1,714,889	$—	$—	$1,714,203	$1,714,203
Borrowings	6,398	—	—	6,398	6,398
Other liabilities	59,015	—	36,823	22,192	59,015
Total liabilities	$1,780,302	$—	$36,823	$1,742,793	$1,779,616
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
8. Derivative Instruments and Hedging Activities

In 2023, the Company started using derivative instruments, including interest rate swaps and interest rate caps, to manage exposure to interest rate risk associated with its fixed-rate assets. In addition, the Company provides credit support agreements to a limited number of strategic investors which are accounted for as credit derivative liabilities.

Derivatives Not Designated as Accounting Hedges

The table below presents the notional and gross fair value amounts of the Company’s derivatives that are not designated as accounting hedges:

	December 31, 2024			December 31, 2023
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Liability (1)
Credit derivatives (2)	$12,484	$—	$(10,930)	$7,307	$(6,372)
Interest rate caps	200,000	72	—	—	—
Total	$212,484	$72	$(10,930)	$7,307	$(6,372)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.
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

The table below presents the losses recognized on the Company’s derivatives that are not designated as accounting hedges:

Year Ended December 31,	2024	2023
Credit derivatives (1)	$(4,558)	$(6,372)
Interest rate caps (2)	(394)	—
Total losses	$(4,952)	$(6,372)
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

Derivatives Designated as Accounting Hedges

The Company is exposed to changes in the fair value of its fixed-rate assets due to changes in benchmark interest rates. The Company entered into interest rate swaps to manage its exposure to changes in fair value of these assets attributable to changes in the Secured Overnight Financing Rate (SOFR). The interest rate swaps qualify as fair value hedges and involve the payment of fixed-rate amounts to a counterparty in exchange for the receipt of variable-rate payments over the life of the agreements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The table below presents the notional and gross fair value amounts of the Company’s interest rate swaps used for hedging:

	December 31, 2024			December 31, 2023
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Liability (1)
Unsecured personal loans	$1,075,000	$1,323	$(2,976)	$1,500,000	$(8,547)
Securities available for sale	225,000	2,382	—	—	—
Total interest rate swaps	$1,300,000	$3,705	$(2,976)	$1,500,000	$(8,547)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.

The following table summarizes the gains (losses) recognized on the Company’s fair value hedges:

Year Ended December 31,	2024	2023
Unsecured personal loans:
Hedged item	$(7,009)	$8,881
Derivatives used for hedging	6,894	(8,547)
Interest settlement on derivative (1)	4,539	2,514
Total gain on hedged unsecured personal loans (2)	4,424	2,848

Securities available for sale:
Hedged item	(2,197)	—
Derivatives used for hedging	2,382	—
Interest settlement on derivative (1)	806	—
Total gain on hedged securities available for sale (3)	$991	$—

Total gains on fair value hedges	$5,415	$2,848
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest and fees on loans and leases held for investment” on the Income Statement.
(3)    Recorded in “Interest on securities available for sale” on the Income Statement.

The following table presents the cumulative basis adjustments for fair value hedges:

	December 31, 2024		December 31, 2023
Balance Sheet Line Item	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items
Securities available for sale	$2,255,848	$(2,197)	$—	$—
Loans and leases held for investment	$1,388,222	$1,872	$3,109,854	$8,881
(1)    Represents the total closed portfolio of assets (at amortized cost) designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship. At December 31, 2024, the amortized cost of AFS securities and unsecured personal loans, designated as the hedged items in the portfolio layer hedging relationship, was $225.0 million and $1.075 billion, respectively. At December 31, 2023, the amortized cost of unsecured personal loans designated as the hedged item in the portfolio layer hedging relationship was $1.5 billion.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2024	2023
Software (1)	$222,000	$209,260
Leasehold improvements	30,699	30,764
Computer equipment	22,216	21,654
Furniture and fixtures	5,554	5,845
Total property, equipment and software	280,469	267,523
Accumulated depreciation and amortization	(112,937)	(106,006)
Total property, equipment and software, net	$167,532	$161,517
(1)    Includes $43.4 million and $66.9 million of development in progress for internally-developed software and $7.1 million and $4.6 million of development in progress to customize purchased software as of December 31, 2024 and 2023, respectively.

Depreciation and amortization expense on property, equipment and software was $49.8 million, $43.0 million and $39.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company recognized impairment expense of $5.5 million on its internally-developed software for the year ended December 31, 2024. This was recorded within “Depreciation and amortization” expense on the Income Statement. No impairment was recorded for the years ended December 31, 2023 and 2022.

10. Goodwill and Intangible Assets

Goodwill

The Company’s Goodwill balance was $75.7 million as of both December 31, 2024 and 2023. The Company did not record any goodwill impairment expense during the years ended December 31, 2024, 2023 and 2022. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Note 1. Summary of Significant Accounting Policies.”

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

December 31,	2024	2023
Gross carrying value	$54,500	$54,500
Accumulated amortization	(45,914)	(42,365)
Net carrying value	$8,586	$12,135

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the years ended December 31, 2024, 2023 and 2022 was $3.5 million, $4.2 million and $4.8 million, respectively. There was no impairment loss for the years ended December 31, 2024, 2023 and 2022.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The expected future amortization expense for intangible assets as of December 31, 2024, is as follows:

2025	$2,901
2026	2,252
2027	1,603
2028	945
2029	568
Thereafter	317
Total	$8,586

11. Other Assets

Other assets consist of the following:

December 31,	2024	2023
Deferred tax assets, net (1)	$137,155	$151,411
Servicing assets (2)	61,020	78,401
Nonmarketable equity investments	44,114	42,891
Accrued interest receivable	40,388	35,793
Operating lease assets	21,304	26,611
Intangible assets, net (3)	8,586	12,135
Other	91,415	108,211
Total other assets	$403,982	$455,453
(1)     See “Note 17. Income Taxes” for additional detail.
(2)     Loans underlying servicing assets had a total outstanding principal balance of $7.3 billion and $9.5 billion as of December 31, 2024 and 2023, respectively.
(3)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

12. Deposits

Deposits consist of the following:

December 31,	2024	2023
Interest-bearing deposits:
Savings and money market accounts	$5,903,869	$4,349,239
Certificates of deposit (1)	2,294,214	1,714,889
Checking accounts	478,036	937,552
Total	$8,676,119	$7,001,680
Noninterest-bearing deposits	392,118	331,806
Total deposits	$9,068,237	$7,333,486
(1)     As of December 31, 2024 and 2023, certificates of deposit in excess of the FDIC insurance limit of $250 thousand per account holder totaled $276.0 million and $150.1 million, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Total certificates of deposit at December 31, 2024 are scheduled to mature as follows:

2025	$1,801,144
2026	461,873
2027	19,097
2028	2,057
2029	10,043
Total certificates of deposit	$2,294,214

13. Borrowings

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	December 31, 2024		December 31, 2023
	Available Borrowing Capacity	Pledged Collateral	Available Borrowing Capacity	Pledged Collateral
FRB Discount Window	$2,635,034	$3,245,547	$2,816,501	$3,507,541
FHLB of Des Moines	626,117	829,885	661,337	838,511
Total	$3,261,151	$4,075,432	$3,477,838	$4,346,052

Long-term Debt

As of December 31, 2023, the Company had debt outstanding of $19.4 million, consisting of $10.5 million related to its Retail Program, $6.4 million for advances from Paycheck Protection Program Liquidity Facility (with pledged collateral of $6.4 million), and $2.5 million for payable on Structured Program transaction borrowings (with pledged collateral of $3.9 million). The Company did not have any debt outstanding as of December 31, 2024.

14. Other Liabilities

Other liabilities consist of the following:

December 31,	2024	2023
Accounts payable and accrued expenses	$78,131	$54,619
Operating lease liabilities	28,502	37,869
Payable to investors (1)	22,833	36,823
Other	91,075	93,490
Total other liabilities	$220,541	$222,801
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
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents other cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) were as follows:

Year Ended December 31,	2024
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain on securities available for sale	$9,836	$(3,775)	$6,061
Other comprehensive income	9,836	(3,775)	6,061

Year Ended December 31,	2023
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain on securities available for sale	$10,238	$(2,926)	$7,312
Other comprehensive income	$10,238	$(2,926)	$7,312

Year Ended December 31,	2022
	Before Tax	Tax Effect	Net of Tax
Change in net unrealized loss on securities available for sale	$(61,326)	$16,664	$(44,662)
Other comprehensive loss	$(61,326)	$16,664	$(44,662)

Accumulated other comprehensive loss balances were as follows:

Balance at December 31, 2022	$(37,616)
Change in net unrealized gain on securities available for sale	7,312
Balance at December 31, 2023	$(30,304)
Change in net unrealized gain on securities available for sale	6,061
Balance at December 31, 2024	$(24,243)

16. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including RSUs, PBRSUs, cash awards and stock options to employees, officers and directors.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance was as follows:

December 31,	2024	2023
Available for future RSU, PBRSU and stock option grants	21,815,259	22,732,012
Unvested RSUs, PBRSUs and stock options outstanding	7,281,684	9,338,246
Available for ESPP	8,681,503	7,484,043
Total reserved for future issuance	37,778,446	39,554,301

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

Year Ended December 31,	2024	2023	2022
RSUs	$43,841	$57,213	$66,495
PBRSUs	3,276	4,406	7,839
Stock options	—	—	46
Stock-based compensation expense, gross	47,117	61,619	74,380
Less: Capitalized stock-based compensation expense	7,048	9,230	8,018
Stock-based compensation expense, net	$40,069	$52,389	$66,362

Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	6,999,831	$9.42
Granted	4,319,757	$8.99
Vested	(4,445,168)	$9.92
Forfeited/expired	(1,236,190)	$9.10
Unvested at December 31, 2024	5,638,230	$8.78

During the year ended December 31, 2024, the Company granted 4,319,757 RSUs with an aggregate fair value of $38.9 million.

As of December 31, 2024, there was $43.3 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years, subject to any forfeitures.

Performance-based Restricted Stock Units

The Company’s outstanding PBRSU awards consist of awards with a market-based metric and awards with an operating-based metric, all with a three-year performance period, following which any earned portion is immediately vested. With respect to PBRSU awards with a market-based metric, the compensation expense of the award is fixed at the time of grant (incorporating the probability of achieving the market-based metric) and expensed over the performance period. With respect to PBRSU awards with an operating-based metric, the compensation expense of the award is set at the time of grant (assuming a target level of achievement), subsequently adjusted for actual performance during the performance period and expensed over the performance/vesting period.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	1,469,813	$12.60
Granted	462,060	$8.59
Forfeited/expired	(719,664)	$16.64
Unvested at December 31, 2024	1,212,209	$8.68

During the year ended December 31, 2024, the Company granted 462,060 PBRSUs with an aggregate fair value of $4.0 million.

As of December 31, 2024, there was $3.6 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.1 years, subject to any forfeitures.

Stock Options

The following table summarizes the activities for the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding and exercisable at December 31, 2023	868,602	$39.02
Exercised	(4,576)	$5.48
Forfeited/Expired	(432,781)	$32.13
Outstanding and exercisable at December 31, 2024	431,245	$46.29	1.0	$—
(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $16.19 as reported on the New York Stock Exchange on December 31, 2024.

As of December 31, 2022, all stock options were fully vested and there was no unrecognized compensation cost remaining. Furthermore, there were no stock options granted during the years ended December 31, 2024, 2023 and 2022.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
17. Income Taxes

Income tax (expense) benefit consisted of the following:

Year Ended December 31,	2024	2023	2022
Current:
Federal	$(316)	$(3,180)	$—
State	(2,551)	5,060	(20,812)
Total current tax (expense) benefit	(2,867)	1,880	(20,812)

Deferred:
Federal	(10,997)	(11,427)	121,520
State	128	(6,131)	35,940
Total deferred (expense) benefit	(10,869)	(17,558)	157,460
Income tax (expense) benefit	$(13,736)	$(15,678)	$136,648

The table below presents a reconciliation of the income tax (expense) benefit at the statutory federal income tax rate to the income tax (expense) benefit at the effective income tax rate:

Year Ended December 31,	2024	2023	2022
Statutory federal tax expense	$(13,664)	$(11,470)	$(32,140)
State tax, net of federal tax (expense) benefit	(2,392)	(903)	11,951
Stock-based compensation tax (expense) benefit	(1,362)	(4,392)	271
Research and development tax credits	5,931	4,600	10,907
Change in valuation allowance	—	—	154,081
Change in unrecognized tax benefit	(1,779)	(1,380)	(3,438)
Non-deductible expenses	(1,576)	(2,351)	(4,737)
Benefit from intraperiod tax allocation	868	—	—
Other	238	218	(247)
Income tax (expense) benefit (1)	$(13,736)	$(15,678)	$136,648
(1)    Income tax benefit of $136.6 million for the year ended December 31, 2022 was primarily due to the release of a $175.6 million valuation allowance against the Company’s deferred tax assets, of which $143.5 million was primarily based on the Company’s reassessment of the future realizability of its deferred tax assets.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The significant components of the Company’s net deferred tax assets were as follows:

December 31,	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$54,981	$60,432
Allowance for loan and lease losses	64,925	84,119
Stock-based compensation	4,849	7,399
Unrealized loss on AFS securities	9,096	12,484
Deferred compensation	9,862	6,574
Reserves and accruals	13,699	12,651
Operating lease liabilities	7,649	10,185
Goodwill	8,244	10,203
Tax credit carryforwards	31,416	27,924
Other	3,187	3,926
Gross deferred tax assets	207,908	235,897
Valuation allowance	(46,325)	(46,108)
Total deferred tax assets	$161,583	$189,789

Deferred tax liabilities:
Internally developed software	$(5,280)	$(9,934)
Servicing assets	(1,708)	(2,171)
Operating lease assets	(5,717)	(7,157)
Leases	(11,283)	(13,121)
Other	(440)	(5,995)
Total deferred tax liabilities	$(24,428)	$(38,378)
Deferred tax assets, net	$137,155	$151,411

As of December 31, 2024 and 2023, the Company maintained a valuation allowance of $46.3 million and $46.1 million, respectively, solely related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards.

The table below provides information about the Company’s NOLs and tax credit carryforwards by jurisdiction:

	December 31, 2024	Expiration
Tax loss carryforwards (1):
Net operating loss – federal	$64,280	Indefinite
Net operating loss – state	$494,329	2030 - 2042
Net operating loss – state	$41,469	Indefinite

Tax credit carryforwards (1):
Research and development credits – federal	$36,802	2036 - 2044
Research and development credits – state	$21,102	Indefinite
(1)    The carryforwards, net of the valuation allowance for certain states, are expected to be fully utilized prior to expiration.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The table below presents a reconciliation of total unrecognized tax benefits:

Year Ended December 31,	2024	2023	2022
Unrecognized tax benefits at beginning of year	$30,062	$27,850	$22,512
Gross increase – tax positions related to prior years	671	(161)	2,488
Gross increase – tax positions related to current year	2,340	2,373	2,850
Unrecognized tax benefits at end of year	$33,073	$30,062	$27,850

As of December 31, 2024 and 2023, $22.4 million and $19.5 million, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The Company had $0.4 million accrued for the payment of interest and penalties related to unrecognized tax benefits as of December 31, 2024 and 2023. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next twelve months.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2024, the Company’s federal tax returns for 2020 and earlier, and state tax returns for 2019 and earlier were no longer subject to examination by the taxing authorities. However, tax credit carryforwards from closed periods may be subject to audit and re-examination by tax authorities when utilized in subsequent years.

18. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the years ended December 31, 2024, 2023 and 2022, interest earned on Equipment Finance was $5.2 million, $8.9 million and $10.2 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

December 31,	2024	2023
Lease receivables	$49,290	$92,546
Unguaranteed residual asset values	20,728	28,913
Unearned income	(6,125)	(11,072)
Deferred fees	339	605
Total	$64,232	$110,992

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of December 31, 2024 were as follows:

2025	$23,352
2026	14,078
2027	7,430
2028	4,457
2029	1,534
Thereafter	—
Total lease payments	$50,851
Discount effect	(1,561)
Present value of future minimum lease payments	$49,290

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah area, Boston, Massachusetts, and New York, New York. As of December 31, 2024, the lease agreements have remaining lease terms ranging from approximately one year to four years. Some of the lease agreements include options to extend the lease term for an additional ten or fifteen years. As of December 31, 2024, the Company pledged $0.6 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	December 31, 2024	December 31, 2023
Operating lease assets	Other assets	$21,304	$26,611
Operating lease liabilities	Other liabilities	$28,502	$37,869

Net lease costs were $10.5 million, $12.0 million and $12.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement.

Supplemental cash flow information related to the Company’s operating leases was as follows:

Year Ended December 31,	2024	2023	2022
Non-cash activity:
Leased assets remeasured resulting from new, amended or modified operating lease liabilities	$1,987	$(29,745)	$(3,650)

The Company’s future minimum undiscounted lease payments under operating leases as of December 31, 2024 were as follows:

Operating Lease Payments
2025	$13,659
2026	7,973
2027	5,010
2028	4,046
2029	909
Thereafter	—
Total lease payments	$31,597
Discount effect	3,095
Present value of future minimum lease payments	$28,502

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	2.98	3.72
Weighted-average discount rate	4.87%	5.04%

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

Unfunded Loan Commitments

As of December 31, 2024 and 2023, the contractual amount of unfunded loan commitments was $105.0 million and $78.1 million, respectively. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

Legal

The Company is subject to various claims brought in a litigation or regulatory context. These include lawsuits and regulatory exams, investigations, or inquiries. In accordance with applicable accounting standards, the Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate or range of the reasonably possible losses, if such estimates can be made.

Regulatory Examinations and Actions Relating to the Company’s Business Practices, and Compliance with Applicable Laws

The Company is and has been subject to periodic inquiries, exams and enforcement actions brought by federal and state regulatory agencies relating to the Company’s business practices, and operating in compliance with applicable laws.

In the past, the Company has successfully resolved such matters in a manner that was not material to its results of financial operations in any period and that did not materially limit the Company’s ability to conduct its business. However, no assurances can be given as to the timing, outcome or consequences of these matters or other similar matters if or as they arise.

20. Regulatory Requirements

LendingClub and LC Bank are subject to comprehensive supervision, examination and enforcement, and regulation by the FRB and the Office of the Comptroller of the Currency (OCC), respectively, including generally similar capital adequacy requirements adopted by both agencies.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

These requirements establish required minimum ratios for Common Equity Tier 1 (CET1) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company. The minimum capital requirements under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III) capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums prescribed under the Basel III capital framework.

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At December 31, 2024 and 2023, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as “well-capitalized” institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since December 31, 2024 that management believes would change the Company’s categorization.

The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as the regulatory minimum and “well-capitalized” requirements (dollars in millions):

	December 31, 2024		December 31, 2023		Required Minimum (1)	Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,188.6	17.3%	$1,090.2	17.9%	7.0%	N/A
Tier 1 capital	$1,188.6	17.3%	$1,090.2	17.9%	8.5%	6.0%
Total capital	$1,276.5	18.5%	$1,169.2	19.2%	10.5%	10.0%
Tier 1 leverage	$1,188.6	11.0%	$1,090.2	12.9%	4.0%	N/A
Risk-weighted assets	$6,887.1	N/A	$6,104.5	N/A	N/A	N/A
Quarterly adjusted average assets	$10,814.0	N/A	$8,476.1	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,101.4	16.1%	$949.4	15.8%	7.0%	6.5%
Tier 1 capital	$1,101.4	16.1%	$949.4	15.8%	8.5%	8.0%
Total capital	$1,188.5	17.4%	$1,027.4	17.1%	10.5%	10.0%
Tier 1 leverage	$1,101.4	10.3%	$949.4	11.4%	4.0%	5.0%
Risk-weighted assets	$6,823.1	N/A	$6,022.2	N/A	N/A	N/A
Quarterly adjusted average assets	$10,696.7	N/A	$8,337.4	N/A	N/A	N/A
N/A – Not applicable
(1)     Required minimums presented for risk-based capital ratios include the required capital conservation buffer of 2.5%.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(2)    CET1 capital consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including the addition of the CECL transitional benefit and deductions for goodwill and other intangible assets.

In response to the COVID-19 pandemic, the FRB, OCC, and FDIC adopted a final rule related to the regulatory capital treatment of the allowance for credit losses under CECL. As permitted by the rule, the Company elected to delay the estimated impact of CECL on regulatory capital resulting in a CET1 capital benefit of $35 million at December 31, 2021. This benefit was phased out over a three-year transition period that commenced on January 1, 2022 at a rate of 25% each year through January 1, 2025.

Federal laws and regulations limit the dividends that a national bank may pay. Dividends that may be paid by a national bank without the express approval of the OCC are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. No dividends were declared by LC Bank in 2024 or 2023.

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

21. Segment Reporting

Reportable Segments

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Chief Operating Decision Maker (CODM) to allocate resources and evaluate financial performance. The measure of segment profit used by the CODM in this evaluation is net income. The CODM consists of the Company’s Chief Executive Officer and Chief Financial Officer. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LC Bank, which are both considered reportable segments. Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return.

LendingClub Bank

The LC Bank operating segment represents the national bank legal entity and reflects operating activities after its formation. This segment provides a full complement of financial products and solutions, including loans and deposits. It originates loans to individuals and businesses, retains loans for investment, sells loans to investors and manages relationships with deposit holders.

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the formation of LC Bank. This activity includes, but is not limited to, servicing fee revenue on purchased servicing assets, and interest income and interest expense related to the Retail Program and Structured Program transactions entered into prior to LC Bank’s formation.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Financial information for the segments is presented in the following tables:

	LendingClub Bank			LendingClub Corporation (Parent only)			Total Reportable Segments
Year Ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022
Non-interest income:
Marketplace revenue	$176,921	$206,381	$610,536	$36,595	$41,817	$48,231	$213,516	$248,198	$658,767
Other non-interest income	53,643	74,684	85,208	9,038	9,503	15,628	62,681	84,187	100,836
Total non-interest income	230,564	281,065	695,744	45,633	51,320	63,859	276,197	332,385	759,603

Interest income:
Interest income	902,741	818,206	526,471	5,217	14,424	30,869	907,958	832,630	557,340
Interest expense	(373,219)	(266,218)	(60,954)	(698)	(4,574)	(21,561)	(373,917)	(270,792)	(82,515)
Net interest income	529,522	551,988	465,517	4,519	9,850	9,308	534,041	561,838	474,825

Total net revenue	760,086	833,053	1,161,261	50,152	61,170	73,167	810,238	894,223	1,234,428

Provision for credit losses	(178,267)	(243,565)	(267,326)	—	—	—	(178,267)	(243,565)	(267,326)

Non-interest expense:
Compensation and benefits	(225,620)	(255,428)	(331,627)	(6,538)	(6,520)	(7,770)	(232,158)	(261,948)	(339,397)
Marketing	(100,400)	(93,840)	(197,559)	(2)	—	(188)	(100,402)	(93,840)	(197,747)
Equipment and software	(51,068)	(53,239)	(49,004)	(126)	(246)	(194)	(51,194)	(53,485)	(49,198)
Depreciation and amortization	(50,309)	(30,216)	(16,489)	(8,525)	(16,979)	(27,342)	(58,834)	(47,195)	(43,831)
Professional services	(31,376)	(33,963)	(49,993)	(669)	(1,210)	(523)	(32,045)	(35,173)	(50,516)
Occupancy	(7,582)	(7,980)	(8,631)	(8,216)	(9,552)	(13,346)	(15,798)	(17,532)	(21,977)
Other non-interest expense	(54,963)	(62,360)	(71,001)	(21,511)	(24,508)	(40,398)	(76,474)	(86,868)	(111,399)
Total non-interest expense	(521,318)	(537,026)	(724,304)	(45,587)	(59,015)	(89,761)	(566,905)	(596,041)	(814,065)
Income tax (expense) benefit	(12,824)	(17,881)	(42,354)	(912)	2,203	125,954	(13,736)	(15,678)	83,600
Net income(1)	$47,677	$34,581	$127,277	$3,653	$4,358	$109,360	$51,330	$38,939	$236,637
Capital expenditures	$54,302	$59,509	$69,481	$—	$—	$—	$54,302	$59,509	$69,481
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

Year Ended December 31,	2024	2023	2022
Total net revenue – reportable segments	$810,238	$894,223	$1,234,428
Intercompany eliminations	(23,227)	(29,604)	(47,212)
Total net revenue – consolidated	$787,011	$864,619	$1,187,216

Each expense item reported above represents the Company’s “significant segment expenses” as they are separately evaluated by the CODM, with the exception of “Other non-interest expense” which represents “other segment items” and encompasses various miscellaneous operating expenses.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
December 31,	2024	2023	2024	2023	2024	2023
Assets
Total cash and cash equivalents	$932,463	$1,230,206	$65,981	$110,273	$998,444	$1,340,479
Restricted cash	—	—	27,536	46,628	27,536	46,628
Securities available for sale at fair value	3,452,648	1,617,309	—	2,953	3,452,648	1,620,262
Loans held for sale at fair value	636,352	407,773	—	—	636,352	407,773
Loans and leases held for investment, net	3,889,084	4,539,915	—	—	3,889,084	4,539,915
Loans held for investment at fair value (1)	1,023,226	253,800	4,572	18,878	1,027,798	272,678
Property, equipment and software, net	158,995	144,439	8,537	17,078	167,532	161,517
Investment in subsidiary	—	—	910,544	816,703	910,544	816,703
Goodwill	75,717	75,717	—	—	75,717	75,717
Other assets	300,621	341,680	121,198	131,135	421,819	472,815
Total assets	10,469,106	8,610,839	1,138,368	1,143,648	11,607,474	9,754,487
Liabilities and Equity
Total deposits	9,116,821	7,426,445	—	—	9,116,821	7,426,445
Borrowings (1)	—	6,398	—	12,956	—	19,354
Other liabilities	177,711	154,077	60,667	86,086	238,378	240,163
Total liabilities	9,294,532	7,586,920	60,667	99,042	9,355,199	7,685,962
Total equity	1,174,574	1,023,919	1,077,701	1,044,606	2,252,275	2,068,525
Total liabilities and equity	$10,469,106	$8,610,839	$1,138,368	$1,143,648	$11,607,474	$9,754,487
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

December 31,	2024	2023
Total assets – reportable segments	$11,607,474	$9,754,487
Intercompany eliminations	(976,965)	(927,024)
Total assets – consolidated	$10,630,509	$8,827,463

December 31,	2024	2023
Total liabilities and equity – reportable segments	$11,607,474	$9,754,487
Intercompany eliminations – liabilities	(66,421)	(110,321)
Intercompany eliminations – equity	(910,544)	(816,703)
Total liabilities and equity – consolidated	$10,630,509	$8,827,463

Concentration and Geographic Information

No individual borrower or marketplace investor accounted for 10% or more of total net revenue for any of the periods presented. All of the Company’s revenue is generated in the United States, and all of the long-lived assets are based in the United States.

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

Statements of Income

Year Ended December 31,	2024	2023	2022
Non-interest income:
Marketplace revenue	$36,595	$41,817	$48,231
Other non-interest income	9,038	9,503	15,628
Total non-interest income	45,633	51,320	63,859

Interest income:
Interest on loans held for sale	—	—	1,390
Interest on loans held for investment at fair value (1)	1,831	6,811	21,010
Interest on securities available for sale	2,785	6,802	7,608
Other interest income	601	811	861
Total interest income	5,217	14,424	30,869

Interest expense:
Other interest expense (1)	698	4,574	21,561
Total interest expense	698	4,574	21,561

Net interest income	4,519	9,850	9,308

Total net revenue	50,152	61,170	73,167

Non-interest expense:
Compensation and benefits	6,538	6,520	7,770
Marketing	2	—	188
Equipment and software	126	246	194
Depreciation and amortization	8,525	16,979	27,342
Professional services	669	1,210	523
Occupancy	8,216	9,552	13,346
Other non-interest expense	21,511	24,508	40,398
Total non-interest expense	45,587	59,015	89,761

Income (Loss) before income tax (expense) benefit	4,565	2,155	(16,594)
Income tax (expense) benefit	(912)	2,203	125,954
Income before undistributed earnings of subsidiary	3,653	4,358	109,360
Equity in undistributed earnings of subsidiary	47,677	34,581	127,277
Net income	$51,330	$38,939	$236,637
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

Statements of Comprehensive Income

Year Ended December 31,	2024	2023	2022
Net income	$51,330	$38,939	$236,637
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale	(3,076)	6,706	(1,556)
Equity in other comprehensive income (loss) of subsidiary	9,137	(1,282)	(43,528)
Other comprehensive income (loss), net of tax	6,061	5,424	(45,084)
Total comprehensive income	$57,391	$44,363	$191,553

Balance Sheets

December 31,	2024	2023
Assets
Cash and due from banks	$52,398	$96,384
Interest-bearing deposits in banks	13,583	13,889
Total cash and cash equivalents	65,981	110,273
Restricted cash	27,536	46,628
Securities available for sale at fair value ($0 and $264 at amortized cost, respectively)	—	2,953
Loans held for investment at fair value (1)	4,572	18,878
Property, equipment and software, net	8,537	17,078
Investment in subsidiary	1,177,745	937,987
Other assets	118,027	126,899
Total assets	$1,402,398	$1,260,696
Liabilities and Equity
Borrowings (1)	$—	$12,956
Other liabilities	60,667	86,086
Total liabilities	60,667	99,042
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 113,383,917 and 110,410,602 shares issued and outstanding, respectively	1,134	1,104
Additional paid-in capital	1,702,316	1,669,828
Accumulated deficit	(337,476)	(468,097)
Accumulated other comprehensive loss	(24,243)	(41,181)
Total equity	1,341,731	1,161,654
Total liabilities and equity	$1,402,398	$1,260,696
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Statements of Cash Flows

Year Ended December 31,	2024	2023	2022
Cash Flows from Operating Activities:
Parent company net income	$51,330	$38,939	$236,637
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in undistributed earnings of subsidiary	(47,677)	(34,581)	(127,277)
Net fair value adjustments	(2,716)	(2,903)	(5,929)
Change in fair value of loan servicing assets	40,590	50,281	33,840
Stock-based compensation, net	4,505	5,253	6,310
Depreciation and amortization	8,525	16,979	27,342
Income tax benefit from release of tax valuation allowance	—	—	(124,975)
Other, net	5	274	16
Net change to loans held for sale	1,121	5,953	31,658
Net change in operating assets and liabilities:
Other assets	(57,859)	(32,805)	39,462
Other liabilities	(26,349)	(30,741)	(36,480)
Net cash (used for) provided by operating activities	(28,525)	16,649	80,604
Cash Flows from Investing Activities:
Payments for investments in and advances to subsidiary	(50,000)	—	(50,000)
Purchase of servicing asset investment	(47,450)	(50,576)	(59,880)
Proceeds from servicing asset investment	72,718	72,343	24,564
Net change in loans held for investment (1)	16,081	52,611	176,296
Proceeds from maturities and paydowns of securities available for sale	264	7,861	46,548
Other investing activities	—	200	2,370
Net cash (used for) provided by investing activities	(8,387)	82,439	139,898
Cash Flows from Financing Activities:
Principal payments on borrowings (1)	(12,804)	(54,237)	(244,398)
Other financing activities	(13,668)	(19,834)	(9,028)
Net cash used for financing activities	(26,472)	(74,071)	(253,426)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(63,384)	25,017	(32,924)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	156,901	131,884	164,808
Cash, Cash Equivalents and Restricted Cash, End of Period	$93,517	$156,901	$131,884
(1)    Prior period amounts have been reclassified to conform to the current period presentation.

The following table presents cash, cash equivalents and restricted cash by category within the Parent Company balance sheet:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$65,981	$110,273
Restricted cash	27,536	46,628
Total cash, cash equivalents and restricted cash	$93,517	$156,901

LENDINGCLUB CORPORATION
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2024, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 13, 2025

LENDINGCLUB CORPORATION
Item 9B. Other Information

Rule 10b5-1 Trading Plans

To diversify his assets, Scott Sanborn, the Company’s Chief Executive Officer, entered into a sales plan in November 2024 that is intended to comply with Rule 10b5-1(c) under the Exchange Act (the Plan). The maximum number of shares that can be sold under the Plan represents 4.1% of Mr. Sanborn’s current equity interest in the Company including his unvested time-based RSUs and unearned PBRSUs at target performance.

The following table shows the trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted by the Company’s directors and executive officers during the fourth quarter of 2024:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold
Scott Sanborn, Chief Executive Officer and Director	November 20, 2024	August 1, 2025	Up to 102,000
Jordan Cheng, General Counsel and Corporate Secretary	November 1, 2024	May 9, 2025	Up to 14,000
Erin Selleck, Director	October 31, 2024	June 30, 2026	See footnote 1 below
(1)    Ms. Selleck’s trading plan adopted on October 31, 2024, provides for the sale of 12,240 shares plus 50% of the shares she acquires upon each of the quarterly vesting events with respect to her Annual Award to be granted in 2025 pursuant the terms of the Company’s Non-Employee Director Compensation Policy.

Other than disclosed above, during the fourth quarter of 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders (Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the 2024 fiscal year.

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

LENDINGCLUB CORPORATION
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

LENDINGCLUB CORPORATION
PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report:

1.    Financial Statements

Consolidated Financial Statements of the Company and the related notes are included under “Part II – Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

Date: February 13, 2025

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

Signature	Title	Date

/s/ Scott Sanborn	Chief Executive Officer and Director	February 13, 2025
Scott Sanborn

/s/ Andrew LaBenne	Chief Financial Officer	February 13, 2025
Andrew LaBenne

/s/ Fergal Stack	Principal Accounting Officer	February 13, 2025
Fergal Stack

/s/ Faiz Ahmad	Director	February 13, 2025
Faiz Ahmad

/s/ Stephen Cutler	Director	February 13, 2025
Stephen Cutler

/s/ Allan Landon	Director	February 13, 2025
Allan Landon

/s/ Timothy J. Mayopoulos	Director	February 13, 2025
Timothy J. Mayopoulos

/s/ John C. Morris	Director	February 13, 2025
John C. Morris

/s/ Kathryn S. Reimann	Director	February 13, 2025
Kathryn S. Reimann

/s/ Erin Selleck	Director	February 13, 2025
Erin Selleck

/s/ Janey Whiteside	Director	February 13, 2025
Janey Whiteside

/s/ Michael Zeisser	Director	February 13, 2025
Michael Zeisser

LENDINGCLUB CORPORATION
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Eighth Amended and Restated Certificate of Incorporation of LendingClub Corporation, effective July 30, 2024	10-Q	001-36771	3.1	August 1, 2024
3.2	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
4.1	Form of Common Stock Certificate of LendingClub Corporation	10-Q	001-36771	4.1	November 6, 2019
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1, 2014
10.2	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	10-K	001-36771	10.2	February 19, 2020
10.3	2014 Equity Incentive Plan, as amended and restated on June 8, 2023, and forms of award agreements thereunder					X
10.4	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.5	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014
10.6	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	001-36771	10.31	May 5, 2015
10.7	Radius Bancorp, Inc. 2016 Omnibus Incentive Plan	S-8	333-255688	99.3	April 30, 2021
10.8	Non-Employee Director Compensation Policy, effective October 20, 2022	10-K	001-36771	10.9	February 9, 2023
10.9	Amendment to 2022 & 2024 Award Agreements Issued Under the 2014 Equity Incentive Plan	10-Q	001-36771	10.1	May 1, 2024
10.10	2014 Employee Stock Purchase Plan, as amended and restated on June 11, 2024	10-Q	001-36771	10.1	August 1, 2024
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

LENDINGCLUB CORPORATION

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
97.1	Clawback Policies	10-K	001-36771	97.1	February 16, 2024
101
The following financial information from LendingClub Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
						X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)