Form 10-Q
period 2025-03-31
LendingClub Corp
filed 2025-05-01
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 18, 2025, there were 114,199,832 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses, allowance for securities available for sale and the reserve for unfunded lending commitments)
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the Basel III capital framework
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors
Income Statement	Condensed Consolidated Statements of Income
LC Bank or LendingClub Bank	LendingClub Bank, National Association
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS
N/M	Not meaningful
Parent	LendingClub Corporation (the Parent Company of LendingClub Bank, National Association and other subsidiaries)
PPNR or Pre-Provision Net Revenue	PPNR, or Pre-Provision Net Revenue, is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income.
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Statement of Cash Flow	Condensed Consolidated Statements of Cash Flows
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

LENDINGCLUB CORPORATION

Except as the context requires otherwise, as used herein, “LendingClub,” “Company,” “we,” “us,” and “our,” refer to LendingClub Corporation, a Delaware corporation, and, where appropriate, its consolidated subsidiaries, including LendingClub Bank, National Association (LC Bank), and various entities established to facilitate loan sale transactions under LendingClub’s Structured Program.

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
•the impact of the continuation of, or changes in, the interest rate environment and economic climate;
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
•the timeline for occupying our recently acquired property in San Francisco; and

LENDINGCLUB CORPORATION

•other risk factors listed from time to time in reports we file with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in our condensed consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the SEC that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$20,191	$15,524
Interest-bearing deposits in banks	875,324	938,534
Total cash and cash equivalents	895,515	954,058
Restricted cash	24,732	23,338
Securities available for sale at fair value ($3,462,166 and $3,492,264 at amortized cost, respectively)	3,426,571	3,452,648
Loans held for sale at fair value	703,378	636,352
Loans and leases held for investment	4,215,449	4,125,818
Allowance for loan and lease losses	(244,193)	(236,734)
Loans and leases held for investment, net	3,971,256	3,889,084
Loans held for investment at fair value	818,882	1,027,798
Property, equipment and software, net	168,899	167,532
Goodwill	75,717	75,717
Other assets	398,146	403,982
Total assets	$10,483,096	$10,630,509
Liabilities and Equity
Deposits:
Interest-bearing	$8,540,068	$8,676,119
Noninterest-bearing	365,834	392,118
Total deposits	8,905,902	9,068,237
Other liabilities	212,677	220,541
Total liabilities	9,118,579	9,288,778
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 114,199,832 and 113,383,917 shares issued and outstanding, respectively	1,142	1,134
Additional paid-in capital	1,711,429	1,702,316
Accumulated deficit	(325,805)	(337,476)
Accumulated other comprehensive loss	(22,249)	(24,243)
Total equity	1,364,517	1,341,731
Total liabilities and equity	$10,483,096	$10,630,509

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Non-interest income:
Marketplace revenue	$65,643	$55,891
Other non-interest income	2,111	1,909
Total non-interest income	67,754	57,800

Interest income:
Interest on loans held for sale	21,814	14,699
Interest and fees on loans and leases held for investment	118,949	132,393
Interest on loans held for investment at fair value	25,410	8,409
Interest on securities available for sale	56,280	35,347
Other interest income	9,606	16,503
Total interest income	232,059	207,351

Interest expense:
Interest on deposits	82,100	83,963
Other interest expense	2	500
Total interest expense	82,102	84,463

Net interest income	149,957	122,888

Total net revenue	217,711	180,688

Provision for credit losses	58,149	31,927

Non-interest expense:
Compensation and benefits	58,389	59,554
Marketing	29,239	24,136
Equipment and software	14,644	12,684
Depreciation and amortization	13,909	12,673
Professional services	9,764	7,091
Occupancy	4,345	3,861
Other non-interest expense	13,577	12,234
Total non-interest expense	143,867	132,233

Income before income tax expense	15,695	16,528
Income tax expense	(4,024)	(4,278)
Net income	$11,671	$12,250
Earnings per share: (1)
Basic EPS	$0.10	$0.11
Diluted EPS	$0.10	$0.11
Weighted-average common shares – Basic	113,693,399	110,685,796
Weighted-average common shares – Diluted	116,176,898	110,687,380
(1)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Earnings Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$11,671	$12,250

Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale	3,483	(9,430)
Income tax effect	(1,489)	2,537
Other comprehensive income (loss), net of tax	1,994	(6,893)

Total comprehensive income	$13,665	$5,357

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	113,383,917	$1,134	$1,702,316	$(24,243)	$(337,476)	$1,341,731
Stock-based compensation	—	—	9,921	—	—	9,921
Net issuances under equity incentive plans	815,915	8	(808)	—	—	(800)
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,994	—	1,994
Net income	—	—	—	—	11,671	11,671
Balance at March 31, 2025	114,199,832	$1,142	$1,711,429	$(22,249)	$(325,805)	$1,364,517

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2023	110,410,602	$1,104	$1,669,828	$(30,304)	$(388,806)	$1,251,822
Stock-based compensation	—	—	13,599	—	—	13,599
Net issuances under equity incentive plans	709,813	7	(4,499)	—	—	(4,492)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(6,893)	—	(6,893)
Net income	—	—	—	—	12,250	12,250
Balance at March 31, 2024	111,120,415	$1,111	$1,678,928	$(37,197)	$(376,556)	$1,266,286

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$11,671	$12,250
Adjustments to reconcile net income to net cash used for operating activities:
Net fair value adjustments	29,251	44,689
Change in fair value of loan servicing assets	17,058	19,428
Gain on sales of loans	(12,202)	(10,909)
Provision for credit losses	58,149	31,927
Accretion of loan deferred fees and costs	(15,834)	(18,829)
Stock-based compensation, net	8,519	11,544
Depreciation and amortization	13,909	12,673
Other, net	3,172	(1,020)
Net change to loans held for sale	(448,379)	(928,163)
Net change in operating assets and liabilities:
Other assets	5,442	2,006
Other liabilities	(10,012)	(22,112)
Net cash used for operating activities	(339,256)	(846,516)
Cash Flows from Investing Activities:
Net change in loans and leases	85,848	121,263
Proceeds from maturities and paydowns of securities available for sale	380,365	119,556
Purchases of property, equipment and software, net	(13,066)	(11,781)
Other investing activities	(2,689)	(12,156)
Net cash provided by investing activities	450,458	216,882
Cash Flows from Financing Activities:
Net change in deposits	(167,601)	199,255
Principal payments on borrowings	—	(6,981)
Proceeds from short-term borrowings	—	250,000
Other financing activities	(750)	(4,428)
Net cash (used for) provided by financing activities	(168,351)	437,846
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(57,149)	$(191,788)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$977,396	$1,294,148
Cash, Cash Equivalents and Restricted Cash, End of Period	$920,247	$1,102,360

Supplemental Cash Flow Information:
Cash paid for interest	$84,348	$90,682
Cash paid for operating leases included in the measurement of lease liabilities	$3,237	$3,089

Supplemental Non-cash Investing Activity:
Net securities retained from Structured Program transactions	$349,002	$738,976

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$895,515	$954,058
Restricted cash	24,732	23,338
Total cash, cash equivalents and restricted cash	$920,247	$977,396

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

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report) filed on February 13, 2025.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three months ended March 31, 2025.

Adoption of New Accounting Standards

The Company did not adopt new accounting standards during the three months ended March 31, 2025.

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

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended March 31,
	2025	2024
Origination fees	$69,944	$70,079
Servicing fees	12,748	19,592
Gain on sales of loans	12,202	10,909
Net fair value adjustments	(29,251)	(44,689)
Total marketplace revenue	$65,643	$55,891

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Earnings Per Share

The following table details the computation of the Company’s basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2025	2024
Basic EPS:
Net income attributable to stockholders	$11,671	$12,250
Weighted-average common shares – Basic	113,693,399	110,685,796
Basic EPS	$0.10	$0.11

Diluted EPS:
Net income attributable to stockholders	$11,671	$12,250
Weighted-average common shares – Diluted	116,176,898	110,687,380
Diluted EPS	$0.10	$0.11

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$2,842,522	$26,759	$—	$—	$2,869,281
U.S. agency residential mortgage-backed securities	265,265	142	(38,314)	—	227,093
Other asset-backed securities related to Structured Program transactions (2)	177,715	—	(323)	(4,848)	172,544
U.S. agency securities	90,460	—	(12,324)	—	78,136
Mortgage-backed securities	62,454	41	(5,490)	—	57,005
Other asset-backed securities	20,519	31	(506)	—	20,044
Municipal securities	3,231	—	(763)	—	2,468
Total securities available for sale (3)	$3,462,166	$26,973	$(57,720)	$(4,848)	$3,426,571

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$2,870,071	$30,398	$(645)	$—	$2,899,824
U.S. agency residential mortgage-backed securities	270,120	48	(43,243)	—	226,925
Other asset-backed securities related to Structured Program transactions (2)	174,132	—	(657)	(3,527)	169,948
U.S. agency securities	90,459	—	(14,513)	—	75,946
Mortgage-backed securities	62,882	8	(6,216)	—	56,674
Other asset-backed securities	21,364	15	(587)	—	20,792
Municipal securities	3,236	—	(697)	—	2,539
Total securities available for sale (3)	$3,492,264	$30,469	$(66,558)	$(3,527)	$3,452,648
(1)    Excludes a $(0.3) million and $(2.2) million cumulative basis adjustment for securities designated in active fair value hedge relationships at March 31, 2025 and December 31, 2024, respectively. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.
(2)    Other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.
(3)    Includes $375.5 million and $373.5 million of securities pledged as collateral at fair value as of March 31, 2025 and December 31, 2024, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$28,674	$(364)	$185,918	$(37,950)	$214,592	$(38,314)
Other asset-backed securities related to Structured Program transactions	53,855	(323)	—	—	53,855	(323)
U.S. agency securities	—	—	78,136	(12,324)	78,136	(12,324)
Mortgage-backed securities	12,419	(82)	32,441	(5,408)	44,860	(5,490)
Other asset-backed securities	3,676	(7)	11,343	(499)	15,019	(506)
Municipal securities	—	—	2,468	(763)	2,468	(763)
Total securities with unrealized losses	$98,624	$(776)	$310,306	$(56,944)	$408,930	$(57,720)

	Less than 12 months		12 months or longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$334,564	$(645)	$—	$—	$334,564	$(645)
U.S. agency residential mortgage-backed securities	34,168	(782)	185,405	(42,461)	219,573	(43,243)
Other asset-backed securities related to Structured Program transactions	72,251	(657)	—	—	72,251	(657)
U.S. agency securities	—	—	75,946	(14,513)	75,946	(14,513)
Mortgage-backed securities	21,970	(316)	32,298	(5,900)	54,268	(6,216)
Other asset-backed securities	1,638	(4)	11,668	(583)	13,306	(587)
Municipal securities	—	—	2,539	(697)	2,539	(697)
Total securities with unrealized losses	$464,591	$(2,404)	$307,856	$(64,154)	$772,447	$(66,558)

The majority of securities in an unrealized loss position as of both March 31, 2025 and December 31, 2024 was comprised of U.S. agency-backed securities and mortgage-backed securities. Management considers these securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies or government-sponsored agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at March 31, 2025, were rated investment grade. Substantially all of these unrealized losses were caused by interest rate increases. Additionally, the Company does not intend to sell the securities in loss positions, nor is it more likely than not that it will be required to sell the securities prior to recovery of the amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses (ACL) for AFS securities, by security type:

	Three Months Ended March 31,
	2025	2024
Other asset-backed securities related to Structured Program transactions:
Allowance for credit losses, beginning of period	$3,527	$—
Credit loss expense for securities available for sale	1,321	2,892
Allowance for credit losses, end of period	$4,848	$2,892

The contractual maturities of AFS securities were as follows:

March 31, 2025	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due within 1 year:
U.S. agency securities	$3,000	$2,996
Total due within 1 year	3,000	2,996	3.50%
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	2,842,522	2,869,281
Other asset-backed securities related to Structured Program transactions	177,715	172,544
U.S. agency securities	7,850	7,695
Mortgage-backed securities	2,666	2,442
Other asset-backed securities	232	231
Municipal securities	306	275
Total due after 1 year through 5 years	3,031,291	3,052,468	6.98%
Due after 5 years through 10 years:
U.S. agency securities	26,997	24,144
Other asset-backed securities	11,883	11,864
U.S. agency residential mortgage-backed securities	3,587	3,441
Mortgage-backed securities	906	777
Municipal securities	309	270
Total due after 5 years through 10 years	43,682	40,496	3.51%
Due after 10 years:
U.S. agency residential mortgage-backed securities	261,678	223,652
U.S. agency securities	52,613	43,301
Mortgage-backed securities	58,882	53,786
Other asset-backed securities	8,404	7,949
Municipal securities	2,616	1,923
Total due after 10 years	384,193	330,611	3.08%
Total securities available for sale	$3,462,166	$3,426,571	6.50%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the three months ended March 31, 2025.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

There were no sales of AFS securities during the first quarters of 2025 and 2024.

5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost. Other HFI and all HFS loans are recorded at fair value with the Company’s election of the fair value option. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $32.2 million and $30.4 million as of March 31, 2025 and December 31, 2024, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	March 31, 2025	December 31, 2024
Unsecured personal	$3,212,638	$3,106,472
Residential mortgages	170,138	172,711
Secured consumer	228,904	230,232
Total consumer loans held for investment	3,611,680	3,509,415
Equipment finance (1)	56,883	64,232
Commercial real estate	374,246	373,785
Commercial and industrial	172,640	178,386
Total commercial loans and leases held for investment	603,769	616,403
Total loans and leases held for investment	4,215,449	4,125,818
Allowance for loan and lease losses	(244,193)	(236,734)
Loans and leases held for investment, net (2)	$3,971,256	$3,889,084
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.
(2)    As of March 31, 2025, the Company had $3.5 billion in loans pledged as collateral, comprised of $3.0 billion pledged under the Federal Reserve Bank (FRB) Discount Window and $447.6 million pledged to the Federal Home Loan Bank (FHLB) of Des Moines. As of December 31, 2024, the Company had $3.7 billion in loans pledged as collateral, comprised of $3.2 billion pledged under the FRB Discount Window and $456.4 million pledged to the FHLB of Des Moines.

The following table presents the components of the allowance for loan and lease losses (ALLL):

	March 31, 2025	December 31, 2024
Gross allowance for loan and lease losses (1)	$288,308	$285,686
Recovery asset value (2)	(44,115)	(48,952)
Allowance for loan and lease losses	$244,193	$236,734
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

March 31, 2025	Consumer	Commercial	Total
Loans and leases held for investment	$3,611,680	$603,769	$4,215,449

Allowance for loan and lease losses	$227,608	$16,585	$244,193
Allowance ratio (1)	6.3%	2.7%	5.8%

Gross allowance for loan and lease losses	$271,723	$16,585	$288,308
Gross allowance ratio (1)	7.5%	2.7%	6.8%

December 31, 2024	Consumer	Commercial	Total
Loans and leases held for investment	$3,509,415	$616,403	$4,125,818

Allowance for loan and lease losses	$212,598	$24,136	$236,734
Allowance ratio (1)	6.1%	3.9%	5.7%

Gross allowance for loan and lease losses	$261,550	$24,136	$285,686
Gross allowance ratio (1)	7.5%	3.9%	6.9%
(1)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended March 31,
	2025			2024
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$212,598	$24,136	$236,734	$298,061	$12,326	$310,387
Credit loss expense	55,948	434	56,382	27,686	1,560	29,246
Charge-offs (1)	(58,344)	(8,232)	(66,576)	(89,110)	(1,232)	(90,342)
Recoveries	17,406	247	17,653	9,643	216	9,859
End of period	$227,608	$16,585	$244,193	$246,280	$12,870	$259,150

Reserve for unfunded lending commitments:
Beginning of period	$—	$1,183	$1,183	$—	$1,873	$1,873
Credit loss expense (benefit)	—	446	446	—	(211)	(211)
End of period (2)	$—	$1,629	$1,629	$—	$1,662	$1,662
(1)    The first quarter of 2025 included an $8.0 million charge-off related to one office loan within our Commercial Real Estate portfolio, which was fully reserved for in prior periods.
(2)    Relates to $96.3 million and $72.1 million of unfunded commitments as of March 31, 2025 and 2024, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents charge-offs by origination year for the first quarter of 2025:

	Gross Charge-Offs by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Unsecured personal (1)	$—	$9,301	$20,554	$22,382	$5,434	$—	$57,671
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	—	67	312	177	117	—	673
Total consumer loans held for investment	—	9,368	20,866	22,559	5,551	—	58,344
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	7,990	7,990
Commercial and industrial	—	—	—	209	33	—	242
Total commercial loans and leases held for investment	—	—	—	209	33	7,990	8,232

Total loans and leases held for investment	$—	$9,368	$20,866	$22,768	$5,584	$7,990	$66,576
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

March 31, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Unsecured personal
Current	$611,922	$1,189,241	$647,207	$598,033	$110,712	$—	$3,157,115
30-59 days past due	965	5,801	7,333	6,100	1,652	—	21,851
60-89 days past due	27	4,499	4,908	5,518	1,088	—	16,040
90 or more days past due	62	3,328	4,971	5,754	1,392	—	15,507
Total unsecured personal (1)	612,976	1,202,869	664,419	615,405	114,844	—	3,210,513
Residential mortgages
Current	—	—	—	45,521	52,279	71,572	169,372
30-59 days past due	—	—	—	—	—	678	678
60-89 days past due	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	88	88
Total residential mortgages	—	—	—	45,521	52,279	72,338	170,138
Secured consumer
Current	28,111	70,977	67,937	48,312	8,423	2,349	226,109
30-59 days past due	52	131	662	1,042	200	—	2,087
60-89 days past due	—	49	127	247	59	—	482
90 or more days past due	—	—	148	78	—	—	226
Total secured consumer	28,163	71,157	68,874	49,679	8,682	2,349	228,904
Total consumer loans held for investment	$641,139	$1,274,026	$733,293	$710,605	$175,805	$74,687	$3,609,555
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of March 31, 2025, the basis adjustment totaled $2.1 million and represents an increase to the amortized cost of the hedged loans. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

March 31, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$—	$1,150	$30,325	$6,373	$13,147	$50,995	$—
Special mention	—	—	—	294	510	—	804	—
Substandard	—	—	—	489	4,595	—	5,084	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	—	1,150	31,108	11,478	13,147	56,883	—
Commercial real estate
Pass	17,193	22,801	71,040	84,925	21,033	126,505	343,497	35,065
Special mention	—	—	—	—	—	6,226	6,226	—
Substandard	—	—	—	2,417	8,439	11,808	22,664	8,928
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	1,121	271	467	1,859	1,543
Total commercial real estate	17,193	22,801	71,040	88,463	29,743	145,006	374,246	45,536
Commercial and industrial
Pass	3,059	30,956	26,230	23,789	26,495	14,314	124,843	79,877
Special mention	—	—	958	6,700	2,640	74	10,372	8,895
Substandard	—	634	5,236	12,290	2,268	2,931	23,359	15,756
Doubtful	—	—	—	4,365	1,431	792	6,588	5,451
Loss	—	282	1,981	4,636	568	11	7,478	7,670
Total commercial and industrial	3,059	31,872	34,405	51,780	33,402	18,122	172,640	117,649
Total commercial loans and leases held for investment	$20,252	$54,673	$106,595	$171,351	$74,623	$176,275	$603,769	$163,185
(1)    Represents loan balances guaranteed by the Small Business Association (SBA).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$1,519	$32,544	$7,790	$9,101	$6,643	$57,597	$—
Special mention	—	—	335	602	—	—	937	—
Substandard	—	—	776	4,922	—	—	5,698	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	1,519	33,655	13,314	9,101	6,643	64,232	—
Commercial real estate
Pass	22,847	67,692	89,903	21,174	27,947	106,060	335,623	31,499
Special mention	—	—	—	—	252	6,276	6,528	—
Substandard	—	—	2,430	8,441	7,987	10,791	29,649	8,940
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,121	271	—	593	1,985	1,543
Total commercial real estate	22,847	67,692	93,454	29,886	36,186	123,720	373,785	41,982
Commercial and industrial
Pass	28,030	29,186	31,697	27,474	5,503	12,678	134,568	85,269
Special mention	635	—	5,165	2,652	76	—	8,528	7,065
Substandard	—	4,071	13,110	2,311	1,399	1,670	22,561	14,879
Doubtful	—	—	3,279	1,477	506	285	5,547	4,671
Loss	282	2,094	4,224	568	—	14	7,182	7,182
Total commercial and industrial	28,947	35,351	57,475	34,482	7,484	14,647	178,386	119,066
Total commercial loans and leases held for investment	$51,794	$104,562	$184,584	$77,682	$52,771	$145,010	$616,403	$161,048
(1)    Represents loan balances guaranteed by the SBA.

The following tables present an analysis of the past due loans and leases HFI at amortized cost within the commercial portfolio segment:

March 31, 2025	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$15	$—	$4,279	$4,294	$—
Commercial real estate	1,171	718	9,619	11,508	8,456
Commercial and industrial	896	3,408	19,888	24,192	19,679
Total commercial loans and leases held for investment	$2,082	$4,126	$33,786	$39,994	$28,135

December 31, 2024	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$67	$—	$4,551	$4,618	$—
Commercial real estate	8,320	483	9,731	18,534	8,456
Commercial and industrial	6,257	1,182	15,971	23,410	18,512
Total commercial loans and leases held for investment	$14,644	$1,665	$30,253	$46,562	$26,968
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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Modifications

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

	Three Months Ended March 31,
	2025	2024
Short-term payment reduction	$7,010	$14,191
Permanent loan modification	1,693	1,645
Debt settlement	3,432	6,366
Total loan modifications – unsecured personal loans	$12,135	$22,202

% of unsecured personal loans at amortized cost as of period end	0.4%	0.7%

The Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of five to eight months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $13.4 million of loan balances at amortized cost outstanding as of March 31, 2025, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the first quarters of 2025 and 2024, the weighted-average interest rate reduction under this program was approximately 8.5% and 7.7%, respectively. The weighted-average maturity date extension was approximately twelve months for both periods.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	March 31, 2025			March 31, 2024
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured personal loans
Current	$18,894	$5,340	$32	$16,509	$3,905	$127
30-59 days	1,654	175	24	845	127	62
60-89 days	1,169	174	837	716	81	475
90 or more days	1,024	112	2,628	305	202	5,979
Total loan modifications	$22,741	$5,801	$3,521	$18,375	$4,315	$6,643

A modified loan is generally charged-off in the event of a borrower defaulting at 120 days past due. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

	Three Months Ended March 31,
	2025	2024
Short-term payment reduction	$2,586	$193
Permanent loan modification	522	439
Debt settlement	13,336	21,775
Total loan modifications – unsecured personal loans	$16,444	$22,407

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases:

	March 31, 2025		December 31, 2024
	Nonaccrual	Nonaccrual with no related ACL (1)	Nonaccrual	Nonaccrual with no related ACL (1)
Unsecured personal	$15,507	$—	$21,387	$—
Residential mortgages	380	380	295	295
Secured consumer	226	—	337	—
Total nonaccrual consumer loans held for investment	16,113	380	22,019	295

Equipment finance	4,279	—	4,516	—
Commercial real estate	10,163	5,915	18,280	5,345
Commercial and industrial	29,151	8,674	27,489	7,501
Total nonaccrual commercial loans and leases held for investment (2)	43,593	14,589	50,285	12,846

Total nonaccrual loans and leases held for investment	$59,706	$14,969	$72,304	$13,141
(1)     Subset of total nonaccrual loans and leases.
(2)     Includes $32.9 million and $31.2 million in loan balances guaranteed by the SBA as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025		December 31, 2024
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$16,113	0.4%	$22,019	0.6%
Total nonaccrual commercial loans and leases held for investment	43,593	7.2%	50,285	8.2%
Total nonaccrual loans and leases held for investment	$59,706	1.4%	$72,304	1.8%
(1)     Calculated as the ratio of non-accruing loans and leases to loans and leases HFI at amortized cost.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Securitizations and Variable Interest Entities

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs were primarily related to its Structured Certificates, a Structured Program transaction where the Company primarily retains (but may sell) the senior securities at a fixed rate, along with the amount required pursuant to the U.S. Risk Retention Rules, and sells the residual certificates to marketplace investors. There is no direct recourse to the Company’s assets and, therefore, the holders of the securities can look only to those assets of the VIEs that issued the securities. The residual certificates are subject principally to the credit and prepayment risk stemming from the underlying pool of unsecured personal loans. See “Note 4. Securities Available for Sale” for additional information related to these securities.

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with unconsolidated VIEs:

	March 31, 2025	December 31, 2024
Assets
Securities available for sale at fair value	$3,041,825	$3,069,771
Other assets	43,434	46,269
Total assets	3,085,259	3,116,040
Liabilities
Other liabilities	5,737	6,313
Total liabilities	5,737	6,313
Total net assets (maximum loss exposure)	$3,079,522	$3,109,727

Maximum loss exposure represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the Company believes the possibility is extremely remote, such as where the value of interests declines to zero. Accordingly, this required disclosure is not an indication of expected losses.

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

	Three Months Ended March 31,
	2025	2024
Fair value of consideration received:
Cash	$148,379	$93,644
Net securities retained from Structured Program transactions	349,002	738,976
Other assets, net	5,974	9,733
Total consideration	503,355	842,353
Fair value of loans sold	(498,058)	(833,776)
Gain on sales of loans (1)	$5,297	$8,577

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$8,896	$4,723
Interest received on securities retained from Structured Program transactions	$51,134	$29,663
(1)    Consists primarily of servicing assets recognized at the time of loan sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale.

As of March 31, 2025, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $3.5 billion, of which $46.1 million was 30 days or more past due. As of December 31,

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

2024, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $3.5 billion, of which $44.7 million was 30 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

March 31, 2025	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$703,378	$703,378
Loans held for investment at fair value	—	—	818,882	818,882
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	2,869,281	2,869,281
U.S. agency residential mortgage-backed securities	—	227,093	—	227,093
Other asset-backed securities related to Structured Program transactions	—	—	172,544	172,544
U.S. agency securities	—	78,136	—	78,136
Mortgage-backed securities	—	57,005	—	57,005
Other asset-backed securities	—	20,044	—	20,044
Municipal securities	—	2,468	—	2,468
Total securities available for sale	—	384,746	3,041,825	3,426,571
Servicing assets	—	—	56,904	56,904
Other assets	—	2,900	—	2,900
Total assets	$—	$387,646	$4,620,989	$5,008,635

Liabilities:
Other liabilities	$—	$4,370	$9,072	$13,442
Total liabilities	$—	$4,370	$9,072	$13,442

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

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first quarters of 2025 or 2024.

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

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFS:

	March 31, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	5.4%	13.7%	7.4%	7.1%	11.9%	7.9%
Annualized net charge-off rate (1)	2.4%	22.3%	6.1%	1.8%	21.2%	5.4%
Annualized prepayment rate (1)	18.4%	27.0%	25.5%	15.0%	27.6%	20.4%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

Fair Value Sensitivity

The sensitivity of loans HFS at fair value to adverse changes in key assumptions was as follows:

	March 31, 2025	December 31, 2024
Loans held for sale at fair value	$703,378	$636,352
Expected remaining weighted-average life (in years)	1.3	1.4
Discount rate:
100 basis point increase	$(7,773)	$(7,663)
200 basis point increase	$(15,402)	$(15,174)
Annualized net charge-off rate:
10% increase	$(7,637)	$(6,436)
20% increase	$(15,228)	$(12,937)
Annualized prepayment rate:
10% increase	$(1,695)	$(1,274)
20% increase	$(3,106)	$(2,444)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents loans HFS at fair value activity:

	Three Months Ended March 31,
	2025	2024
Fair value at beginning of period	$636,352	$407,773
Originations and purchases	1,263,732	1,282,250
Sales	(1,096,929)	(1,059,648)
Principal payments	(68,555)	(34,272)
Realized charge-offs, net of recoveries, recorded in earnings	(6,704)	(4,231)
Fair value adjustments recorded in earnings	(24,518)	(41,457)
Fair value at end of period	$703,378	$550,415

The following table summarizes the aggregate fair value of the Company’s HFS loans, as well as the amount that was 90 days or more past due:

	March 31, 2025		December 31, 2024
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$728,484	$1,883	$657,984	$3,719
Cumulative fair value adjustments	(25,106)	(1,527)	(21,632)	(3,012)
Fair value of loans held for sale	$703,378	$356	$636,352	$707

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

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFI:

	March 31, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	7.6%	22.7%	11.0%	7.2%	21.8%	10.5%
Annualized net charge-off rate (1)	3.1%	20.0%	6.7%	3.0%	20.2%	6.6%
Annualized prepayment rate (1)	15.9%	23.0%	20.1%	15.6%	21.4%	19.3%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions was as follows:

	March 31, 2025	December 31, 2024
Loans held for investment at fair value	$818,882	$1,027,798
Expected remaining weighted-average life (in years)	0.8	0.9
Discount rate:
100 basis point increase	$(5,646)	$(7,832)
200 basis point increase	$(11,220)	$(15,557)
Annualized net charge-off rate:
10% increase	$(9,170)	$(11,821)
20% increase	$(19,951)	$(25,428)
Annualized prepayment rate:
10% increase	$(4,166)	$(4,813)
20% increase	$(8,447)	$(9,854)

Fair Value Reconciliation

The following table presents loans HFI at fair value activity:

	Three Months Ended March 31,
	2025	2024
Fair value at beginning of period	$1,027,798	$262,190
Purchases	12,744	220,564
Principal payments	(218,460)	(63,926)
Interest income accretion and fair value adjustments recorded in earnings	(3,200)	1,565
Fair value at end of period	$818,882	$420,393

The following table summarizes the aggregate fair value of the Company’s HFI loans held at fair value, as well as the amount that was 90 days or more past due:

	March 31, 2025		December 31, 2024
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$866,010	$9,419	$1,097,511	$14,616
Cumulative fair value adjustments	(47,128)	(7,639)	(69,713)	(11,836)
Fair value of loans held for investment	$818,882	$1,780	$1,027,798	$2,780

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

Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable input, which includes credit spreads, was used in the fair value measurement of senior asset-backed securities related to Structured Program transactions:

	March 31, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	5.8%	6.0%	5.9%	6.0%	6.0%	6.0%

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	March 31, 2025	December 31, 2024
Fair value of interests held	$2,869,281	$2,899,824
Expected remaining weighted-average life (in years)	1.1	1.2
Discount rate:
100 basis point increase	$(31,385)	$(37,315)
200 basis point increase	$(62,770)	$(74,630)

Fair Value Reconciliation

The following table presents senior asset-backed securities related to Structured Program transactions activity:

	Three Months Ended March 31,
	2025	2024
Fair value at beginning of period	$2,899,824	$1,176,403
Additions	324,116	697,347
Cash received	(351,665)	(106,474)
Change in unrealized gain (loss)	(2,994)	(2,017)
Fair value at end of period	$2,869,281	$1,765,259

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
(Unaudited)

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	March 31, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	5.4%	8.8%	7.1%	7.1%	11.0%	7.9%
Annualized net charge-off rate (1)	4.3%	7.8%	5.9%	3.4%	7.4%	5.0%
Annualized prepayment rate (1)	23.0%	27.2%	25.4%	18.7%	20.9%	20.5%
(1)    The weighted-average rate is calculated using the original principal balance of each security.

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	March 31, 2025	December 31, 2024
Fair value of interests held	$172,544	$169,948
Expected remaining weighted-average life (in years)	1.2	1.3
Discount rate:
100 basis point increase	$(1,753)	$(1,909)
200 basis point increase	$(3,476)	$(3,783)
Annualized net charge-off rate:
10% increase	$(1,846)	$(1,778)
20% increase	$(3,690)	$(3,567)
Annualized prepayment rate:
10% increase	$(499)	$(432)
20% increase	$(964)	$(835)

Fair Value Reconciliation

The following table presents other asset-backed securities related to Structured Program transactions activity:

	Three Months Ended March 31,
	2025	2024
Fair value at beginning of period	$169,948	$73,393
Additions	24,886	42,738
Cash received	(21,303)	(9,331)
Credit loss expense for securities available for sale	(1,321)	(2,892)
Change in unrealized gain (loss)	334	(42)
Fair value at end of period	$172,544	$103,866

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	March 31, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	8.7%	17.3%	10.7%	8.7%	17.3%	10.8%
Annualized net charge-off rate (1)	2.0%	20.6%	8.2%	1.8%	21.2%	8.2%
Annualized prepayment rate (1)	16.4%	27.5%	23.2%	14.8%	27.5%	20.0%
Market servicing rate (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	March 31, 2025	December 31, 2024
Fair value of servicing assets	$56,904	$60,697
Expected remaining weighted-average life (in years)	1.1	1.2
Discount rate:
100 basis point increase	$(461)	$(519)
200 basis point increase	$(923)	$(1,038)
Annualized net charge-off rate:
10% increase	$(503)	$(551)
20% increase	$(1,006)	$(1,102)
Annualized prepayment rate:
10% increase	$(1,589)	$(1,359)
20% increase	$(3,179)	$(2,718)

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

	March 31, 2025	December 31, 2024
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Market servicing rate increase by 0.10%	$(6,475)	$(6,940)
Market servicing rate decrease by 0.10%	$6,475	$6,940

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents servicing assets activity:

	Three Months Ended March 31,
	2025	2024
Fair value at beginning of period	$60,697	$77,680
Issuances (1)	13,265	13,578
Change in fair value, included in Marketplace revenue	(17,058)	(19,428)
Fair value at end of period	$56,904	$71,830
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

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets, and liabilities that are not recorded at fair value on a recurring basis:

March 31, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,971,256	$—	$—	$4,159,814	$4,159,814
Other assets	41,333	—	41,069	647	41,716
Total assets	$4,012,589	$—	$41,069	$4,160,461	$4,201,530

Liabilities:
Deposits (1)	$2,031,471	$—	$—	$2,032,852	$2,032,852
Other liabilities	47,333	—	24,258	23,075	47,333
Total liabilities	$2,078,804	$—	$24,258	$2,055,927	$2,080,185

December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,889,084	$—	$—	$4,051,497	$4,051,497
Other assets	40,466	—	40,143	661	40,804
Total assets	$3,929,550	$—	$40,143	$4,052,158	$4,092,301

Liabilities:
Deposits (1)	$2,294,214	$—	$—	$2,306,373	$2,306,373
Other liabilities	44,801	—	22,833	21,968	44,801
Total liabilities	$2,339,015	$—	$22,833	$2,328,341	$2,351,174
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

8. Derivative Instruments and Hedging Activities

The Company uses derivative instruments, including interest rate swaps and interest rate caps, to manage exposure to interest rate risk associated with its fixed-rate assets. In addition, the Company provides credit support agreements to a limited number of strategic investors which are accounted for as credit derivative liabilities.

Derivatives Not Designated as Accounting Hedges

The table below presents the notional and gross fair value amounts of the Company’s derivatives that are not designated as accounting hedges:

	March 31, 2025			December 31, 2024
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Asset (1)	Derivative Liability (1)
Credit derivatives	$10,718	$—	$(8,264)	$12,484	$—	$(10,930)
Interest rate caps	200,000	12	—	200,000	72	—
Total	$210,718	$12	$(8,264)	$212,484	$72	$(10,930)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.

Credit derivatives represent credit support agreements related to loan sales, whereby the Company is obligated to make payments to a limited number of strategic investors approximately 18 months after sale if credit losses exceed certain initial agreed-upon thresholds, subject to a maximum dollar amount. The notional amount represents the Company’s maximum dollar exposure. The fair value of the credit derivatives is based on the combined impact of both the quantitative and qualitative credit loss forecast.

The table below presents the gains (losses) recognized on the Company’s derivatives that are not designated as accounting hedges:

	Three Months Ended March 31,
	2025	2024
Credit derivatives (1)	$1,159	$(1,434)
Interest rate caps (2)	(60)	—
Total gains (losses)	$1,099	$(1,434)
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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The table below presents the notional and gross fair value amounts of the Company’s interest rate swaps used for hedging:

	March 31, 2025			December 31, 2024
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Asset (1)	Derivative Liability (1)
Unsecured personal loans	$1,075,000	$734	$(2,665)	$1,075,000	$1,323	$(2,976)
Securities available for sale	475,000	1,322	(873)	225,000	2,382	—
Total interest rate swaps	$1,550,000	$2,056	$(3,538)	$1,300,000	$3,705	$(2,976)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.

The following table summarizes the gains (losses) recognized on the Company’s fair value hedges:

	Three Months Ended March 31,
	2025	2024
Unsecured personal loans:
Hedged item	$253	$(8,672)
Derivatives used for hedging	(278)	8,352
Interest settlement on derivative (1)	(535)	1,373
Total (loss) gain on hedged unsecured personal loans (2)	(560)	1,053

Securities available for sale:
Hedged item	1,859	—
Derivatives used for hedging	(1,933)	—
Interest settlement on derivative (1)	616	—
Total gain on hedged securities available for sale (3)	542	—

Total (loss) gain on fair value hedges	$(18)	$1,053
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest and fees on loans and leases held for investment” on the Income Statement.
(3)    Recorded in “Interest on securities available for sale” on the Income Statement.

The following table presents the cumulative basis adjustments for fair value hedges:

	March 31, 2025		December 31, 2024
Balance Sheet Line Item	Carrying Amount of Closed Portfolio(1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items	Carrying Amount of Closed Portfolio(1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items
Loans and leases held for investment	$2,391,081	$2,125	$1,388,222	$1,872
Securities available for sale	$1,957,186	$(338)	$2,255,848	$(2,197)
(1)    Represents the total closed portfolio of assets (at amortized cost) designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship. At March 31, 2025, the amortized cost of unsecured personal loans and AFS securities, designated as the hedged items in the portfolio layer hedging relationship, was $1.075 billion and $475.0 million, respectively. At December 31, 2024, the amortized cost of unsecured personal loans and AFS securities,

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

designated as the hedged items in the portfolio layer hedging relationship, was $1.075 billion and $225.0 million, respectively.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	March 31, 2025	December 31, 2024
Software (1)	$236,345	$222,000
Leasehold improvements	30,699	30,699
Furniture and fixtures	5,554	5,554
Computer equipment (2)	5,477	22,216
Total property, equipment and software	278,075	280,469
Accumulated depreciation and amortization	(109,176)	(112,937)
Total property, equipment and software, net	$168,899	$167,532
(1)    Includes $26.6 million and $43.4 million of development in progress for internally-developed software as of March 31, 2025 and December 31, 2024, respectively, and $7.1 million of development in progress to customize purchased software as of both periods.
(2)    During the first quarter of 2025, the Company retired $16.8 million of fully depreciated computer equipment as part of its migration onto a cloud-based hosting platform.

Depreciation and amortization expense on property, equipment and software was $13.1 million and $11.7 million for the first quarters of 2025 and 2024, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both March 31, 2025 and December 31, 2024. The Company did not record any goodwill impairment expense during the first quarters of 2025 and 2024. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	March 31, 2025	December 31, 2024
Gross carrying value	$54,500	$54,500
Accumulated amortization	(46,722)	(45,914)
Net carrying value	$7,778	$8,586

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the first quarters of 2025 and 2024 was $0.8 million and $1.0 million, respectively. There was no impairment loss for the first quarters of 2025 and 2024.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The expected future amortization expense for intangible assets as of March 31, 2025, is as follows:

2025	$2,093
2026	2,252
2027	1,603
2028	945
2029	568
Thereafter	317
Total	$7,778

11. Other Assets

Other assets consist of the following:

	March 31, 2025	December 31, 2024
Deferred tax assets, net (1)	$132,718	$137,155
Servicing assets (2)	57,168	61,020
Nonmarketable equity investments	46,803	44,114
Accrued interest receivable	39,479	40,388
Operating lease assets	19,265	21,304
Intangible assets, net (3)	7,778	8,586
Other	94,935	91,415
Total other assets	$398,146	$403,982
(1)    See “Note 16. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $7.2 billion and $7.3 billion as of March 31, 2025 and December 31, 2024, respectively.
(3)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Deposits

Deposits consist of the following:

	March 31, 2025	December 31, 2024
Interest-bearing deposits:
Savings and money market accounts	$6,049,342	$5,903,869
Certificates of deposit	2,031,471	2,294,214
Checking accounts	459,255	478,036
Total	8,540,068	8,676,119
Noninterest-bearing deposits	365,834	392,118
Total deposits	$8,905,902	$9,068,237

Total certificates of deposit at March 31, 2025 are scheduled to mature as follows:

2025	$1,354,791
2026	645,021
2027	19,322
2028	2,106
2029	10,101
Thereafter	130
Total certificates of deposit (1)	$2,031,471
(1)    Certificates of deposit in excess of the FDIC insurance limit of $250 thousand per account holder totaled $27.5 million at March 31, 2025.

13. Borrowings

The Company did not have any debt outstanding as of March 31, 2025 or December 31, 2024.

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	March 31, 2025		December 31, 2024
	Available Borrowing Capacity	Pledged Collateral	Available Borrowing Capacity	Pledged Collateral
FRB Discount Window	$2,426,695	$3,010,890	$2,635,034	$3,245,547
FHLB of Des Moines	624,559	823,048	626,117	829,885
Total	$3,051,254	$3,833,938	$3,261,151	$4,075,432

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

14. Other Liabilities

Other liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$55,512	$78,131
Due to borrowers (1)	51,654	24,449
Operating lease liabilities	25,573	28,502
Payable to investors (2)	24,258	22,833
Other	55,680	66,626
Total other liabilities	$212,677	$220,541
(1)    Represents originated loans for which disbursement of funds is pending to borrowers.
(2)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

15. Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs), cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024
RSUs	$9,074	$11,982
PBRSUs	847	1,617
Stock-based compensation expense, gross	9,921	13,599
Less: Capitalized stock-based compensation expense	1,402	2,055
Stock-based compensation expense, net	$8,519	$11,544

Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	5,638,230	$8.78
Granted	1,882,146	$11.85
Vested	(884,344)	$9.39
Forfeited/expired	(179,446)	$9.50
Unvested at March 31, 2025	6,456,586	$9.57

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the first quarter of 2025, the Company granted 1,882,146 RSUs with an aggregate fair value of $22.3 million.

As of March 31, 2025, there was $54.8 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years, subject to any forfeitures.

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

The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	1,212,209	$8.68
Granted	325,472	$10.94
Forfeited/expired	(376,862)	$10.09
Unvested at March 31, 2025	1,160,819	$8.86

During the first quarter of 2025, the Company granted 325,472 PBRSUs with an aggregate fair value of $3.6 million.

As of March 31, 2025, there was $6.3 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years, subject to any forfeitures.

16. Income Taxes

For the first quarter 2025, the Company recorded an income tax expense of $4.0 million, representing an effective tax rate of 25.6%. For the first quarter 2024, the Company recorded an income tax expense of $4.3 million, representing an effective tax rate of 25.9%. The effective tax rates differ from the federal statutory rate due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation.

The following table summarizes the Company’s net deferred tax assets:

	March 31, 2025	December 31, 2024
Deferred tax assets, net of liabilities	$179,043	$183,480
Valuation allowance	(46,325)	(46,325)
Deferred tax assets, net of valuation allowance	$132,718	$137,155

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

17. Leases

Lessor Arrangements

The Company has lessor arrangements which consist of sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the first quarters of 2025 and 2024, interest earned on Equipment Finance was $0.8 million and $1.7 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

	March 31, 2025	December 31, 2024
Lease receivables	$42,770	$49,290
Unguaranteed residual asset values	19,261	20,728
Unearned income	(5,436)	(6,125)
Deferred fees	288	339
Total	$56,883	$64,232

Future minimum lease payments based on maturity of the Company’s lessor arrangements as of March 31, 2025 were as follows:

2025	$16,526
2026	14,028
2027	8,016
2028	4,013
2029	1,529
Total lease payments	$44,112
Discount effect	(1,342)
Present value of future minimum lease payments	$42,770

Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah area, Boston, Massachusetts, and New York, New York. In April 2025, the Company acquired a 233,887 square foot property located in San Francisco, California for $74.5 million. The property will serve as the Company’s headquarters beginning in the second quarter of 2026, following the expiration of its current San Francisco office space lease. As of March 31, 2025, the remaining office space leases have lease terms ranging from approximately three to four years. As of March 31, 2025, the Company pledged $0.5 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	March 31, 2025	December 31, 2024
Operating lease assets	Other assets	$19,265	$21,304
Operating lease liabilities	Other liabilities	$25,573	$28,502

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Net lease costs were $2.7 million and $2.6 million during the first quarters of 2025 and 2024, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement.

The Company’s future minimum undiscounted lease payments under operating leases as of March 31, 2025 were as follows:

Operating Lease Payments
2025	$10,367
2026	7,973
2027	5,010
2028	4,046
2029	909
Thereafter	—
Total lease payments	$28,305
Discount effect	(2,732)
Present value of future minimum lease payments	$25,573

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	2.83	2.98
Weighted-average discount rate	4.82%	4.87%

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

Unfunded Loan Commitments

As of March 31, 2025 and December 31, 2024, the contractual amount of unfunded loan commitments was $96.3 million and $105.0 million, respectively. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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
The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At March 31, 2025 and December 31, 2024, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as “well-

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

capitalized” institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since March 31, 2025 that management believes would change the Company’s categorization.

The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as LC Bank’s regulatory minimum and “well capitalized” requirements (dollars in millions):

	March 31, 2025		December 31, 2024		Required Minimum(1)	Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,212.1	17.8%	$1,188.6	17.3%	7.0%	N/A
Tier 1 capital	$1,212.1	17.8%	$1,188.6	17.3%	8.5%	6.0%
Total capital	$1,299.2	19.1%	$1,276.5	18.5%	10.5%	10.0%
Tier 1 leverage	$1,212.1	11.7%	$1,188.6	11.0%	4.0%	N/A
Risk-weighted assets	$6,813.7	N/A	$6,887.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,316.2	N/A	$10,814.0	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,060.5	15.7%	$1,101.4	16.1%	7.0%	6.5%
Tier 1 capital	$1,060.5	15.7%	$1,101.4	16.1%	8.5%	8.0%
Total capital	$1,146.9	17.0%	$1,188.5	17.4%	10.5%	10.0%
Tier 1 leverage	$1,060.5	10.4%	$1,101.4	10.3%	4.0%	5.0%
Risk-weighted assets	$6,757.0	N/A	$6,823.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,215.4	N/A	$10,696.7	N/A	N/A	N/A
N/A – Not applicable
1)     Required minimums presented for risk-based capital ratios include the required capital conservation buffer of 2.5%.
(2)     CET1 capital consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including deductions for goodwill and other intangible assets.

Federal laws and regulations limit the ability of national banks, such as LC Bank, to pay dividends based upon, among other things, maintaining required levels of regulatory capital and retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. During the first quarter of 2025, LC Bank paid a $50 million cash dividend to LendingClub Corporation to return a capital contribution made by LendingClub Corporation to LC Bank in the second half of 2024. LC Bank has not previously declared any dividends.

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

20. Segment Reporting

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$52,210	$38,515	$5,795	$9,828	$58,005	$48,343
Other non-interest income	12,941	13,695	1,991	1,946	14,932	15,641
Total non-interest income	65,151	52,210	7,786	11,774	72,937	63,984

Interest income:
Interest income	231,755	204,807	304	2,544	232,059	207,351
Interest expense	(82,102)	(84,123)	—	(340)	(82,102)	(84,463)
Net interest income	149,653	120,684	304	2,204	149,957	122,888

Total net revenue	214,804	172,894	8,090	13,978	222,894	186,872

Provision for credit losses	(58,149)	(31,927)	—	—	(58,149)	(31,927)

Non-interest expense:
Compensation and benefits	(56,863)	(58,012)	(1,526)	(1,542)	(58,389)	(59,554)
Marketing	(29,239)	(24,136)	—	—	(29,239)	(24,136)
Equipment and software	(14,619)	(12,636)	(25)	(48)	(14,644)	(12,684)
Depreciation and amortization	(12,543)	(10,166)	(1,366)	(2,507)	(13,909)	(12,673)
Professional services	(9,637)	(6,986)	(127)	(105)	(9,764)	(7,091)
Occupancy	(2,401)	(1,796)	(1,944)	(2,065)	(4,345)	(3,861)
Other non-interest expense	(14,447)	(12,764)	(4,313)	(5,654)	(18,760)	(18,418)
Total non-interest expense	(139,749)	(126,496)	(9,301)	(11,921)	(149,050)	(138,417)
Income tax (expense) benefit	(4,872)	(3,685)	848	(593)	(4,024)	(4,278)
Net income (loss) (1)	$12,034	$10,786	$(363)	$1,464	$11,671	$12,250
Capital expenditures	$13,066	$11,781	$—	$—	$13,066	$11,781
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended March 31,
	2025	2024
Total net revenue – reportable segments	$222,894	$186,872
Intercompany eliminations	(5,183)	(6,184)
Total net revenue – consolidated	$217,711	$180,688

Each expense item reported above represents the Company’s “significant segment expenses” as they are separately evaluated by the CODM, with the exception of “Other non-interest expense” which represents “other segment items” and encompasses various miscellaneous operating expenses.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Assets
Total cash and cash equivalents	$872,895	$932,463	$126,029	$65,981	$998,924	$998,444
Restricted cash	—	—	33,650	27,536	33,650	27,536
Securities available for sale at fair value	3,426,571	3,452,648	—	—	3,426,571	3,452,648
Loans held for sale at fair value	703,378	636,352	—	—	703,378	636,352
Loans and leases held for investment, net	3,971,256	3,889,084	—	—	3,971,256	3,889,084
Loans held for investment at fair value	815,718	1,023,226	3,164	4,572	818,882	1,027,798
Property, equipment and software, net	161,729	158,995	7,170	8,537	168,899	167,532
Investment in subsidiary	—	—	872,030	910,544	872,030	910,544
Goodwill	75,717	75,717	—	—	75,717	75,717
Other assets	316,312	300,621	107,785	121,198	424,097	421,819
Total assets	10,343,576	10,469,106	1,149,828	1,138,368	11,493,404	11,607,474
Liabilities and Equity
Total deposits	9,018,229	9,116,821	—	—	9,018,229	9,116,821
Other liabilities	174,705	177,711	63,923	60,667	238,628	238,378
Total liabilities	9,192,934	9,294,532	63,923	60,667	9,256,857	9,355,199
Total equity	1,150,642	1,174,574	1,085,905	1,077,701	2,236,547	2,252,275
Total liabilities and equity	$10,343,576	$10,469,106	$1,149,828	$1,138,368	$11,493,404	$11,607,474

	March 31, 2025	December 31, 2024
Total assets – reportable segments	$11,493,404	$11,607,474
Intercompany eliminations	(1,010,308)	(976,965)
Total assets – consolidated	$10,483,096	$10,630,509

	March 31, 2025	December 31, 2024
Total liabilities and equity – reportable segments	$11,493,404	$11,607,474
Intercompany eliminations – liabilities	(138,278)	(66,421)
Intercompany eliminations – equity	(872,030)	(910,544)
Total liabilities and equity – consolidated	$10,483,096	$10,630,509

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report) and, if applicable, as modified by “Part II – Item 1A. Risk Factors” in this Report. The forward-looking statements included in this Report are made only as of the date hereof and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Executive Summary

The following is a summary of our results for the first quarter of 2025 compared to the same period in 2024, reflecting growth in loan originations, total net revenue and total assets:

•Loan originations: Loan originations for the first quarter of 2025 increased $342.4 million, or 21%, year over year. The increase was driven by an increase in unsecured personal loan origination volume.
◦Loan originations held for investment (HFI) at amortized cost for the first quarter of 2025 increased $389.4 million, or 136%, year over year.
◦Loan originations HFI at amortized cost as a percentage of loan originations was 34% and 17% for the first quarters of 2025 and 2024, respectively. The percentage of loan originations HFI in any period is dependent on many factors, including quarterly loan origination volume, risk-adjusted returns, liquidity and general regulatory capital considerations.

•Total net revenue: Total net revenue for the first quarter of 2025 increased $37.0 million, or 20%, year over year.
◦Marketplace revenue: Marketplace revenue for the first quarter of 2025 increased $9.8 million, or 17%, year over year. The increase was primarily due to improved loan sales prices, partially offset by a decrease in loan balances serviced for others.
◦Net interest income: Net interest income for the first quarter of 2025 increased $27.1 million, or 22%, year over year primarily due to an increase in total interest-earning assets and a decrease in interest expense associated with a lower average rate on interest-bearing deposits.
◦Net interest margin: Net interest margin for the first quarter of 2025 was 5.97%, increasing from 5.75% in the first quarter of 2024.

•Provision for credit losses: Provision for credit losses for the first quarter of 2025 increased $26.2 million, or 82%, year over year. The increase was primarily driven by an increase in initial provision for credit losses from a higher volume of originated loans retained as HFI at amortized cost and additional economic qualitative allowance to reflect macroeconomic uncertainty.

•Total non-interest expense: Total non-interest expense for the first quarter of 2025 increased $11.6 million, or 9%, year over year. The increase was primarily due to an increase in marketing expense based on higher origination volume as well as the resumption of certain marketing initiatives.

•Net income: Net income for the first quarter of 2025 decreased $0.6 million, or 5%, year over year. Net income for the first quarter of 2025 included the negative impact of $8.1 million on allowance and net fair value adjustments due to macroeconomic uncertainty.

•Diluted earnings per share (EPS): Diluted EPS was $0.10, compared to $0.11 for the first quarter of 2024.

•Pre-provision net revenue (PPNR): PPNR for the first quarter of 2025 increased $25.4 million, or 52%, year over year, driven by an increase in total net revenue, partially offset by an increase in non-interest expense.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
•Total assets: Total assets as of March 31, 2025 increased $1.2 billion, or 13%, year over year. The increase primarily reflects growth in securities related to our Structured Certificates program and our HFI and held for sale (HFS) loan portfolios at fair value.

•Deposits: Total deposits as of March 31, 2025 increased $1.4 billion, or 18%, year over year. The increase was primarily due to growth in high-yield savings and certificates of deposit. Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 87% of total deposits as of March 31, 2025.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights
We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	As of and for the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Non-interest income	$67,754	$74,817	$57,800
Net interest income	149,957	142,384	122,888
Total net revenue	217,711	217,201	180,688
Non-interest expense	143,867	142,855	132,233
Pre-provision net revenue (1)	73,844	74,346	48,455
Provision for credit losses	58,149	63,238	31,927
Income before income tax expense	15,695	11,108	16,528
Income tax expense	(4,024)	(1,388)	(4,278)
Net income	11,671	9,720	12,250

Basic EPS	$0.10	$0.09	$0.11
Diluted EPS	$0.10	$0.08	$0.11

LendingClub Corporation Performance Metrics:
Net interest margin	5.97%	5.42%	5.75%
Efficiency ratio (2)	66.1%	65.8%	73.2%
Return on average equity (ROE)	3.5%	2.9%	3.9%
Return on tangible common equity (ROTCE) (1)	3.7%	3.1%	4.2%
Return on average total assets (ROA)	0.4%	0.4%	0.5%
Marketing as a % of loan originations	1.47%	1.27%	1.47%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	17.8%	17.3%	17.6%
Tier 1 leverage ratio	11.7%	11.0%	12.5%
Book value per common share	$11.95	$11.83	$11.40
Tangible book value per common share (1)	$11.22	$11.09	$10.61

Loan Originations (in millions) (3):
Marketplace loans	$1,314	$1,241	$1,361
Loan originations held for investment	675	605	285
Total loan originations	$1,989	$1,846	$1,646
Loan originations held for investment as a % of total loan originations	34%	33%	17%

Servicing Portfolio AUM (in millions) (4):
Total servicing portfolio	$12,241	$12,371	$13,437
Loans serviced for others	$7,130	$7,207	$8,671
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of and for the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Balance Sheet Data:
Securities available for sale	$3,426,571	$3,452,648	$2,228,500
Loans held for sale at fair value	$703,378	$636,352	$550,415
Loans and leases held for investment at amortized cost	$4,215,449	$4,125,818	$4,505,816
Gross allowance for loan and lease losses (1)	$(288,308)	$(285,686)	$(311,794)
Recovery asset value (2)	$44,115	$48,952	$52,644
Allowance for loan and lease losses	$(244,193)	$(236,734)	$(259,150)
Loans and leases held for investment at amortized cost, net	$3,971,256	$3,889,084	$4,246,666
Loans held for investment at fair value (3)	$818,882	$1,027,798	$427,396
Total loans and leases held for investment (3)	$4,790,138	$4,916,882	$4,674,062
Total assets	$10,483,096	$10,630,509	$9,244,828
Total deposits	$8,905,902	$9,068,237	$7,521,655
Total liabilities	$9,118,579	$9,288,778	$7,978,542
Total equity	$1,364,517	$1,341,731	$1,266,286

Allowance Ratios (4):
ALLL to total loans and leases held for investment at amortized cost	5.8%	5.7%	5.8%
ALLL to commercial loans and leases held for investment at amortized cost	2.7%	3.9%	1.9%
ALLL to consumer loans and leases held for investment at amortized cost	6.3%	6.1%	6.4%
Gross ALLL to consumer loans and leases held for investment at amortized cost	7.5%	7.5%	7.8%

Net charge-offs	$48,923	$45,977	$80,483
Net charge-off ratio (5)	4.8%	4.5%	6.9%
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.
(3)    The balances at March 31, 2025 and December 31, 2024 include a loan portfolio that was purchased with a $1.3 billion outstanding principal balance during the third quarter of 2024. This portfolio consisted of loans which we previously originated and sold.
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	March 31, 2025	December 31, 2024	March 31, 2024	Q1 2025 vs Q4 2024	Q1 2025 vs Q1 2024
Non-interest income:
Marketplace revenue	$65,643	$72,163	$55,891	(9)%	17%
Other non-interest income	2,111	2,654	1,909	(20)%	11%
Total non-interest income	67,754	74,817	57,800	(9)%	17%

Interest income:
Interest on loans held for sale	21,814	20,696	14,699	5%	48%
Interest and fees on loans and leases held for investment	118,949	118,214	132,393	1%	(10)%
Interest on loans held for investment at fair value	25,410	30,233	8,409	(16)%	202%
Interest on securities available for sale	56,280	57,259	35,347	(2)%	59%
Other interest income	9,606	14,194	16,503	(32)%	(42)%
Total interest income	232,059	240,596	207,351	(4)%	12%

Interest expense:
Interest on deposits	82,100	98,200	83,963	(16)%	(2)%
Other interest expense	2	12	500	(83)%	(100)%
Total interest expense	82,102	98,212	84,463	(16)%	(3)%

Net interest income	149,957	142,384	122,888	5%	22%

Total net revenue	217,711	217,201	180,688	—%	20%

Provision for credit losses	58,149	63,238	31,927	(8)%	82%

Non-interest expense:
Compensation and benefits	58,389	58,656	59,554	—%	(2)%
Marketing	29,239	23,415	24,136	25%	21%
Equipment and software	14,644	13,361	12,684	10%	15%
Depreciation and amortization	13,909	19,748	12,673	(30)%	10%
Professional services	9,764	9,136	7,091	7%	38%
Occupancy	4,345	3,991	3,861	9%	13%
Other non-interest expense	13,577	14,548	12,234	(7)%	11%
Total non-interest expense	143,867	142,855	132,233	1%	9%

Income before income tax expense	15,695	11,108	16,528	41%	(5)%
Income tax expense	(4,024)	(1,388)	(4,278)	190%	(6)%
Net income	$11,671	$9,720	$12,250	20%	(5)%

The analysis below is presented for the following periods: First quarter of 2025 compared to the fourth quarter of 2024 (sequential) and first quarter of 2025 compared to the first quarter of 2024 (year over year).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	March 31, 2025	December 31, 2024	March 31, 2024	Q1 2025 vs Q4 2024	Q1 2025 vs Q1 2024
Origination fees	$69,944	$64,745	$70,079	8%	—%
Servicing fees	12,748	17,391	19,592	(27)%	(35)%
Gain on sales of loans	12,202	15,007	10,909	(19)%	12%
Net fair value adjustments	(29,251)	(24,980)	(44,689)	(17)%	35%
Total marketplace revenue	$65,643	$72,163	$55,891	(9)%	17%

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

The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Change (%)
	March 31, 2025	December 31, 2024	March 31, 2024	Q1 2025 vs Q4 2024	Q1 2025 vs Q1 2024
Marketplace loans	$1,314,264	$1,240,716	$1,361,177	6%	(3)%
Loan originations held for investment	674,673	604,872	285,322	12%	136%
Total loan originations (1)	$1,988,937	$1,845,588	$1,646,499	8%	21%
(1)    Includes unsecured personal loans and auto loans only.

Sequential: Origination fees were $69.9 million and $64.7 million for the first quarter of 2025 and fourth quarter of 2024, respectively, an increase of 8%. The increase was primarily due to the increase in the origination volume of marketplace loans.

Year Over Year: Origination fees were $69.9 million and $70.1 million for the first quarters of 2025 and 2024, respectively, remaining relatively flat.

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

	As of the period ended			Change (%)
	March 31, 2025	December 31, 2024	March 31, 2024	Q1 2025 vs Q4 2024	Q1 2025 vs Q1 2024
AUM (in millions):
Loans sold	$7,130	$7,207	$8,683	(1)%	(18)%
Loans held by LendingClub Bank	5,111	5,164	4,754	(1)%	8%
Total	$12,241	$12,371	$13,437	(1)%	(9)%

In addition to the loans serviced on our marketplace platform, we serviced $93.1 million, $102.0 million and $124.4 million in outstanding principal balance of commercial loans sold as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Sequential: Servicing fees were $12.7 million and $17.4 million for the first quarter of 2025 and fourth quarter of 2024, respectively, a decrease of 27%. The decrease was primarily due to a decrease in the fair value of the servicing asset based on higher future expected borrower prepayments and a reduction in servicing fees on delinquent loan collections.

Year Over Year: Servicing fees were $12.7 million and $19.6 million for the first quarters of 2025 and 2024, respectively, a decrease of 35%. The decrease was primarily due to a lower principal balance of loans serviced.

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

The following tables present the unpaid principal balance of the volume of marketplace loans sold, which is a key driver of our gain on sales revenue, during each of the periods set forth below:

	Three Months Ended			Change (%)
	March 31, 2025	December 31, 2024	March 31, 2024	Q1 2025 vs Q4 2024	Q1 2025 vs Q1 2024
Marketplace loans sold (1)	$1,117,973	$1,344,314	$1,098,443	(17)%	2%
(1)    Includes unsecured personal loans and auto loans only.

Sequential: Gain on sales of loans was $12.2 million and $15.0 million for the first quarter of 2025 and fourth quarter of 2024, respectively, a decrease of 19%. The decrease was primarily driven by the decrease in the volume of marketplace loans sold.

Year Over Year: Gain on sales of loans was $12.2 million and $10.9 million for the first quarters of 2025 and 2024, respectively, an increase of 12%. The increase was due to higher Structured Program transaction expenses in the first quarter of 2024.

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

Sequential: Net fair value adjustments were $(29.3) million and $(25.0) million for the first quarter of 2025 and fourth quarter of 2024, respectively, an increased loss of $4.3 million. The increase was primarily due to an increase in the origination volume of marketplace loans and higher future expected borrower prepayments.

Year Over Year: Net fair value adjustments were $(29.3) million and $(44.7) million for the first quarters of 2025 and 2024, respectively, a decreased loss of $15.4 million. The decrease was primarily due to improved loan sale prices.

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

	Three Months Ended March 31, 2025			Three Months Ended December 31, 2024			Three Months Ended March 31, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$893,058	$9,606	4.30%	$1,193,570	$14,194	4.76%	$1,217,395	$16,503	5.42%
Securities available for sale at fair value	3,397,720	56,280	6.63%	3,390,315	57,259	6.76%	1,972,561	35,347	7.17%
Loans held for sale at fair value	723,972	21,814	12.05%	673,279	20,696	12.30%	467,275	14,699	12.58%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,097,136	104,722	13.53%	3,080,934	104,011	13.50%	3,518,101	116,055	13.20%
Commercial and other consumer loans	1,012,060	14,227	5.62%	1,023,041	14,203	5.55%	1,115,931	16,338	5.86%
Loans and leases held for investment at amortized cost	4,109,196	118,949	11.58%	4,103,975	118,214	11.52%	4,634,032	132,393	11.43%
Loans held for investment at fair value	921,008	25,410	11.04%	1,153,204	30,233	10.49%	256,335	8,409	13.12%
Total loans and leases held for investment	5,030,204	144,359	11.48%	5,257,179	148,447	11.29%	4,890,367	140,802	11.52%
Total interest-earning assets	10,044,954	232,059	9.24%	10,514,343	240,596	9.15%	8,547,598	207,351	9.70%

Cash and due from banks and restricted cash	30,084			51,555			58,440
Allowance for loan and lease losses	(239,608)			(227,673)			(291,168)
Other non-interest earning assets	593,740			597,609			631,468
Total assets	$10,429,170			$10,935,834			$8,946,338

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$565,981	$2,317	1.66%	$805,362	$5,502	2.72%	$1,054,614	$9,410	3.59%
Savings accounts and certificates of deposit	7,954,562	79,783	4.07%	8,214,866	92,698	4.49%	6,069,942	74,553	4.94%
Interest-bearing deposits	8,520,543	82,100	3.91%	9,020,228	98,200	4.33%	7,124,556	83,963	4.74%
Other interest-bearing liabilities (2)	222	2	4.47%	615	12	7.20%	26,571	500	7.53%
Total interest-bearing liabilities	8,520,765	82,102	3.91%	9,020,843	98,212	4.33%	7,151,127	84,463	4.75%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2025			Three Months Ended December 31, 2024			Three Months Ended March 31, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Noninterest-bearing deposits	321,777			328,022			317,430
Other liabilities	237,155			251,239			220,544
Total liabilities	$9,079,697			$9,600,104			$7,689,101

Total equity	$1,349,473			$1,335,730			$1,257,237
Total liabilities and equity	$10,429,170			$10,935,834			$8,946,338

Interest rate spread			5.33%			4.82%			4.95%

Net interest income and net interest margin		$149,957	5.97%		$142,384	5.42%		$122,888	5.75%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.

An analysis of the sequential and year-over-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(3,325)	$(1,263)	$(4,588)
Securities available for sale at fair value	126	(1,105)	(979)
Loans held for sale at fair value	1,533	(415)	1,118
Loans and leases held for investment at amortized cost	150	585	735
Loans held for investment at fair value	(6,341)	1,518	(4,823)
Total decrease in interest income on interest-earning assets	$(7,857)	$(680)	$(8,537)
Interest-bearing liabilities
Checking and money market accounts	$(1,379)	$(1,806)	$(3,185)
Savings accounts and certificates of deposit	(3,258)	(9,657)	(12,915)
Interest-bearing deposits	(4,637)	(11,463)	(16,100)
Other interest-bearing liabilities	(7)	(3)	(10)
Total decrease in interest expense on interest-bearing liabilities	$(4,644)	$(11,466)	$(16,110)

(Decrease) Increase in net interest income	$(3,213)	$10,786	$7,573
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(3,885)	$(3,012)	$(6,897)
Securities available for sale at fair value	23,790	(2,857)	20,933
Loans held for sale at fair value	7,759	(644)	7,115
Loans and leases held for investment at amortized cost	(15,172)	1,728	(13,444)
Loans held for investment at fair value (2)	18,538	(1,537)	17,001
Total increase (decrease) in interest income on interest-earning assets	$31,030	$(6,322)	$24,708
Interest-bearing liabilities
Checking and money market accounts	$(3,284)	$(3,809)	$(7,093)
Savings accounts and certificates of deposit	20,210	(14,980)	5,230
Interest-bearing deposits	16,926	(18,789)	(1,863)
Other interest-bearing liabilities (2)	(353)	(145)	(498)
Total increase (decrease) in interest expense on interest-bearing liabilities	$16,573	$(18,934)	$(2,361)

Increase in net interest income	$14,457	$12,612	$27,069
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

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations held for investment in each period, which is a key driver for credit loss expense:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Credit loss expense for loans and leases held for investment	$56,382	$62,147	$29,246
Credit loss expense for securities available for sale	1,321	1,264	2,892
Credit loss expense (benefit) for unfunded lending commitments	446	(173)	(211)
Total provision for credit losses	$58,149	$63,238	$31,927

Loan originations held for investment	$674,673	$604,872	$285,322

Sequential: The provision for credit losses was $58.1 million and $63.2 million for the first quarter of 2025 and fourth quarter of 2024, respectively, a decrease of 8%. The decrease was primarily driven by higher future expected borrower prepayments and a $3.5 million provision in our Commercial Real Estate (CRE) portfolio due to one office loan, which was recognized in the fourth quarter of 2024. The CRE office loan portfolio balance was under $35 million as of March 31, 2025. The decrease in the provision for credit losses was partially offset by additional economic qualitative allowance to reflect macroeconomic uncertainty.

Year Over Year: The provision for credit losses was $58.1 million and $31.9 million for the first quarters of 2025 and 2024, respectively, an increase of 82%. The increase was primarily driven by an increase in the initial provision for credit losses from a higher volume of originated loans retained as HFI at amortized cost and additional economic qualitative allowance to reflect macroeconomic uncertainty.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Allowance for Credit Losses

The activity in the allowance for credit losses (ACL) was as follows:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Allowance for loan and lease losses:
Beginning of period	$236,734	$220,564	$310,387
Credit loss expense for loans and leases held for investment	56,382	62,147	29,246
Charge-offs (1)	(66,576)	(66,054)	(90,342)
Recoveries	17,653	20,077	9,859
End of period	$244,193	$236,734	$259,150

Allowance for securities available for sale:
Beginning of period	$3,527	$2,263	$—
Credit loss expense for securities available for sale	1,321	1,264	2,892
End of period	$4,848	$3,527	$2,892

Reserve for unfunded lending commitments:
Beginning of period	$1,183	$1,356	$1,873
Credit loss expense (benefit) for unfunded lending commitments	446	(173)	(211)
End of period (2)	$1,629	$1,183	$1,662
(1)    The first quarter of 2025 included an $8.0 million charge-off related to one office loan within our CRE portfolio, which was fully reserved for in prior periods.
(2)    Relates to $96.3 million, $105.0 million and $72.1 million of unfunded commitments as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

The following table presents the components of the ALLL:

	March 31, 2025	December 31, 2024	March 31, 2024
Gross allowance for loan and lease losses (1)	$288,308	$285,686	$311,794
Recovery asset value (2)	(44,115)	(48,952)	(52,644)
Allowance for loan and lease losses	$244,193	$236,734	$259,150
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

	March 31, 2025	December 31, 2024	March 31, 2024
Total loans and leases held for investment	$4,215,449	$4,125,818	$4,505,816

Allowance for loan and lease losses	$244,193	$236,734	$259,150
Allowance ratio (1)	5.8%	5.7%	5.8%

Gross allowance for loan and lease losses	$288,308	$285,686	$311,794
Gross allowance ratio (1)	6.8%	6.9%	6.9%
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Charge-Offs

The following table presents information regarding average loan and lease balances, net charge-offs and the annualized ratio of net charge-offs to average outstanding loans and leases HFI at amortized cost, net, during the period:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Average loans and leases held for investment at amortized cost	$4,109,196	$4,103,975	$4,634,032
Net charge-offs	$48,923	$45,977	$80,483
Net charge-off ratio	4.8%	4.5%	6.9%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are charged-off no later than 120 days past due.

The following table presents nonaccrual loans and leases:

	March 31, 2025	December 31, 2024	March 31, 2024
Nonaccrual loans and leases held for investment at amortized cost	$59,706	$72,304	$45,307
% of total loans and leases held for investment	1.4%	1.8%	1.0%

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

	Three Months Ended			Change (%)
	March 31, 2025	December 31, 2024	March 31, 2024	Q1 2025 vs Q4 2024	Q1 2025 vs Q1 2024
Non-interest expense:
Compensation and benefits	$58,389	$58,656	$59,554	—%	(2)%
Marketing	29,239	23,415	24,136	25%	21%
Equipment and software	14,644	13,361	12,684	10%	15%
Depreciation and amortization	13,909	19,748	12,673	(30)%	10%
Professional services	9,764	9,136	7,091	7%	38%
Occupancy	4,345	3,991	3,861	9%	13%
Other non-interest expense	13,577	14,548	12,234	(7)%	11%
Total non-interest expense	$143,867	$142,855	$132,233	1%	9%
Compensation and Benefits

Sequential: Compensation and benefits expense remained relatively flat for the first quarter of 2025 compared to the fourth quarter of 2024.

Year Over Year: Compensation and benefits expense decreased $1.2 million, or 2%, for the first quarter of 2025 compared to the same period in 2024. The decrease in compensation and benefits expense was primarily due to a decrease in variable compensation expense.

Marketing

Sequential: Marketing expense increased $5.8 million, or 25%, for the first quarter of 2025 compared to the fourth quarter of 2024.

Year Over Year: Marketing expense increased $5.1 million, or 21%, for the first quarter of 2025 compared to the same period in 2024.

The increases in marketing expense were primarily due to an increase in variable marketing expenses based on higher origination volume as well as the resumption of certain marketing initiatives.

Equipment and Software

Sequential: Equipment and software expense increased $1.3 million, or 10%, for the first quarter of 2025 compared to the fourth quarter of 2024.

Year Over Year: Equipment and software expense increased $2.0 million, or 15%, for the first quarter of 2025 compared to the same period in 2024.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The increases in equipment and software expense were primarily due to an increase in software license expense and cloud services.

Depreciation and Amortization

Sequential: Depreciation and amortization expense decreased $5.8 million, or 30%, for the first quarter of 2025 compared to the fourth quarter of 2024. The decrease was primarily due to the impairment expense for internally-developed software recorded in the fourth quarter of 2024.

Year Over Year: Depreciation and amortization expense increased $1.2 million, or 10%, for the first quarter of 2025 compared to the same period in 2024. The increase was primarily due to an increase in the amortization of internally-developed software.

Professional Services

Sequential: Professional services increased $0.6 million, or 7%, for the first quarter of 2025 compared to the fourth quarter of 2024.

Year Over Year: Professional services increased $2.7 million, or 38%, for the first quarter of 2025 compared to the same period in 2024.

The increases in professional services expense were primarily due to an increase in business consulting and compliance advisory services.

Occupancy

Sequential: Occupancy expense increased $0.4 million, or 9%, for the first quarter of 2025 compared to the fourth quarter of 2024.

Year Over Year: Occupancy expense increased $0.5 million, or 13%, for the first quarter of 2025 compared to the same period in 2024.

The increases in occupancy expense were primarily due to an increase in office maintenance expenses.

Other non-interest expense

Sequential: Other non-interest expense decreased $1.0 million, or 7%, for the first quarter of 2025 compared to the fourth quarter of 2024.

Year Over Year: Other non-interest expense increased $1.3 million, or 11%, for the first quarter of 2025 compared to the same period in 2024.

The changes in other non-interest expense were primarily due to increases or decreases in miscellaneous operating expenses.

Income Taxes

For the first quarter 2025, we recorded an income tax expense of $4.0 million, representing an effective tax rate of 25.6%. For the first quarter 2024, we recorded an income tax expense of $4.3 million, representing an effective tax rate of 25.9%. The effective tax rates differ from the federal statutory rate due to state taxes, the favorable impact of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation.

As of March 31, 2025, we maintained a valuation allowance of $46.3 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on the allocation of taxable income constraints to the Parent and not related to the earnings of the Company. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following table:

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$52,210	$38,515	$5,795	$9,828	$58,005	$48,343
Other non-interest income	12,941	13,695	1,991	1,946	14,932	15,641
Total non-interest income	65,151	52,210	7,786	11,774	72,937	63,984

Interest income:
Interest income	231,755	204,807	304	2,544	232,059	207,351
Interest expense	(82,102)	(84,123)	—	(340)	(82,102)	(84,463)
Net interest income	149,653	120,684	304	2,204	149,957	122,888

Total net revenue	214,804	172,894	8,090	13,978	222,894	186,872

Provision for credit losses	(58,149)	(31,927)	—	—	(58,149)	(31,927)

Non-interest expense:
Compensation and benefits	(56,863)	(58,012)	(1,526)	(1,542)	(58,389)	(59,554)
Marketing	(29,239)	(24,136)	—	—	(29,239)	(24,136)
Equipment and software	(14,619)	(12,636)	(25)	(48)	(14,644)	(12,684)
Depreciation and amortization	(12,543)	(10,166)	(1,366)	(2,507)	(13,909)	(12,673)
Professional services	(9,637)	(6,986)	(127)	(105)	(9,764)	(7,091)
Occupancy	(2,401)	(1,796)	(1,944)	(2,065)	(4,345)	(3,861)
Other non-interest expense	(14,447)	(12,764)	(4,313)	(5,654)	(18,760)	(18,418)
Total non-interest expense	(139,749)	(126,496)	(9,301)	(11,921)	(149,050)	(138,417)
Income tax (expense) benefit	(4,872)	(3,685)	848	(593)	(4,024)	(4,278)
Net income (loss) (1)	$12,034	$10,786	$(363)	$1,464	$11,671	$12,250
Capital expenditures	$13,066	$11,781	$—	$—	$13,066	$11,781
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended March 31,
	2025	2024
Total net revenue – reportable segments	$222,894	$186,872
Intercompany eliminations	(5,183)	(6,184)
Total net revenue – consolidated	$217,711	$180,688

An analysis of the Company’s results of operations and material drivers and trends of the financial results of the segments presented above are consistent with those provided on a consolidated basis in "Results of Operations."

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Pre-Provision Net Revenue (PPNR), Tangible Book Value (TBV) Per Common Share and Return on Tangible Common Equity (ROTCE). Our non-GAAP financial measures do have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP.

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

The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
GAAP Net income	$11,671	$9,720	$12,250
Less: Provision for credit losses	(58,149)	(63,238)	(31,927)
Less: Income tax expense	(4,024)	(1,388)	(4,278)
Pre-provision net revenue	$73,844	$74,346	$48,455

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Non-interest income	$67,754	$74,817	$57,800
Net interest income	149,957	142,384	122,888
Total net revenue	217,711	217,201	180,688
Non-interest expense	(143,867)	(142,855)	(132,233)
Pre-provision net revenue	73,844	74,346	48,455
Provision for credit losses	(58,149)	(63,238)	(31,927)
Income before income tax expense	15,695	11,108	16,528
Income tax expense	(4,024)	(1,388)	(4,278)
GAAP Net income	$11,671	$9,720	$12,250

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	March 31, 2025	December 31, 2024	March 31, 2024
GAAP common equity	$1,364,517	$1,341,731	$1,266,286
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Customer relationship intangible assets	(7,778)	(8,586)	(11,165)
Tangible common equity	$1,281,022	$1,257,428	$1,179,404

Book value per common share
GAAP common equity	$1,364,517	$1,341,731	$1,266,286
Common shares issued and outstanding	114,199,832	113,383,917	111,120,415
Book value per common share	$11.95	$11.83	$11.40

Tangible book value per common share
Tangible common equity	$1,281,022	$1,257,428	$1,179,404
Common shares issued and outstanding	114,199,832	113,383,917	111,120,415
Tangible book value per common share	$11.22	$11.09	$10.61

The following table provides a reconciliation of ROTCE to the nearest GAAP measure:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Average GAAP common equity	$1,349,473	$1,335,730	$1,257,237
Less: Average goodwill	(75,717)	(75,717)	(75,717)
Less: Average customer relationship intangible assets	(8,182)	(9,013)	(11,650)
Average tangible common equity	$1,265,574	$1,251,000	$1,169,870

Return on average equity
Annualized GAAP net income	$46,684	$38,880	$49,000
Average GAAP common equity	1,349,473	1,335,730	1,257,237
Return on average equity	3.5%	2.9%	3.9%

Return on tangible common equity
Annualized GAAP net income	$46,684	$38,880	$49,000
Average tangible common equity	1,265,574	1,251,000	1,169,870
Return on tangible common equity	3.7%	3.1%	4.2%

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

The formation of LC Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III). As a Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital requirements under the Basel III capital framework are: a Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the Basel III capital framework. See “Part I – Item 1. Business – Regulation and Supervision – Capital and Liquidity Requirements and Prompt Corrective Action” in our Annual Report and “Notes to Condensed Consolidated Financial Statements – Note 19. Regulatory Requirements” in this Report for additional information regarding regulatory capital requirements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as LC Bank’s regulatory capital minimum and “well capitalized” requirements (dollars in millions):

	March 31, 2025		December 31, 2024		Required Minimum (1)	Well Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (1)	$1,212.1	17.8%	$1,188.6	17.3%	7.0%	N/A
Tier 1 capital	$1,212.1	17.8%	$1,188.6	17.3%	8.5%	6.0%
Total capital	$1,299.2	19.1%	$1,276.5	18.5%	10.5%	10.0%
Tier 1 leverage	$1,212.1	11.7%	$1,188.6	11.0%	4.0%	N/A
Risk-weighted assets	$6,813.7	N/A	$6,887.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,316.2	N/A	$10,814.0	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (1)	$1,060.5	15.7%	$1,101.4	16.1%	7.0%	6.5%
Tier 1 capital	$1,060.5	15.7%	$1,101.4	16.1%	8.5%	8.0%
Total capital	$1,146.9	17.0%	$1,188.5	17.4%	10.5%	10.0%
Tier 1 leverage	$1,060.5	10.4%	$1,101.4	10.3%	4.0%	5.0%
Risk-weighted assets	$6,757.0	N/A	$6,823.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,215.4	N/A	$10,696.7	N/A	N/A	N/A
N/A – Not applicable
(1)    Required minimums presented for risk-based capital ratios include the required capital conservation buffer of 2.5%.
(2)    CET1 capital consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including deductions for goodwill and other intangible assets.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$872,895	$932,463
Securities available for sale (1)	$384,746	$382,876
Deposits	$9,018,229	$9,116,821

Available borrowing capacity:
FRB Discount Window (2)	$2,426,695	$2,635,034
FHLB of Des Moines (3)	624,559	626,117
Total available borrowing capacity	$3,051,254	$3,261,151
(1)    Excludes illiquid securities available for sale.
(2)    As of March 31, 2025 and December 31, 2024, the Company had $3.0 billion and $3.2 billion in loans pledged under the FRB Discount Window, respectively.
(3)    As of March 31, 2025, the Company had $447.6 million in loans and $375.5 million in securities pledged to the FHLB of Des Moines. As of December 31, 2024, the Company had $456.4 million in loans and $373.5 million in securities pledged to the FHLB of Des Moines.

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

Deposits

Deposits represent an important source of funding for LC Bank. We offer deposit accounts to our members, which include both interest-bearing and noninterest-bearing deposits. As of both March 31, 2025 and December 31, 2024, the amount of uninsured deposits totaled $1.2 billion, or 13%, of total deposits. Uninsured time deposits as of March 31, 2025, by remaining time to maturity, were as follows:

3 months or less	$7,289
Over 3 months through 6 months	7,662
Over 6 months through 12 months	10,832
Over 12 months	1,671
Total uninsured time deposits (1)	$27,454
(1)    Consist of certificates of deposit accounts that are in excess of the FDIC insurance limit of $250 thousand per account holder.

Capital Expenditures

Net capital expenditures were $13.1 million, or 6.1% of total net revenue, and $11.8 million, or 6.8% of total net revenue, for the first quarters of 2025 and 2024, respectively. Capital expenditures in 2025 are expected to be approximately $155 million, primarily related to the property we purchased in April 2025 for $74.5 million in cash which will serve as the Company’s headquarters beginning in the second quarter of 2026, following the expiration of our current San Francisco office space lease. In addition, the expected capital expenditures are related to costs associated with the continued development and support of our digital marketplace bank.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $126.0 million and $66.0 million in cash and cash equivalents as of March 31, 2025 and December 31, 2024, respectively. The increase in cash and cash equivalents was primarily driven by a $50 million cash dividend that was paid by LC Bank to the holding company during the first quarter of 2025, to return a capital contribution made by the holding company to LC Bank in the second half of 2024. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	March 31, 2025	December 31, 2024
Instantaneous Change in Interest Rates:
+ 200 basis points	(6.3)%	(7.1)%
+ 100 basis points	(3.1)%	(3.5)%
– 100 basis points	0.6%	1.1%
– 200 basis points	0.7%	1.6%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, security purchases, and cash and cash equivalents as well as by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The decrease in sensitivity as of March 31, 2025 relative to December 31, 2024 is primarily due to the composition of our loans, deposits, and hedging instruments. Furthermore, during fluctuating interest rate environments, the increased sensitivity of repricing interest-bearing deposits is more impactful than that of repricing fixed-rate loans.

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

Contingencies

For a comprehensive discussion of contingencies as of March 31, 2025, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first quarter of 2025.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2025, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the first quarter of 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a comprehensive discussion of legal proceedings, see “Part I. Financial Information – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies – Legal,” which is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in “Part I – Item 1A. Risk Factors” in our Annual Report, could materially and adversely affect our business, financial condition, operating results and prospects, and the trading price of our common stock could decline. While we believe the risks and uncertainties described therein include all material risks currently known by us, it is possible that these may not be the only ones we face. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our Annual Report remains current in all material respects, with the exception below.

LENDINGCLUB CORPORATION

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
Inflation reached a 40-year high of 9.1% in June 2022, and in response the FRB increased interest rates eleven times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 5.25% to 5.50% in July 2023. While the FRB has since reduced rates to a range of 4.25% to 4.5% as of December 2024, it has indicated a willingness to adjust rates, including slowing the pace of rate decreases or increasing rates, as it deems necessary to combat inflation. Further, Federal economic policy is rapidly evolving and thereby creating uncertainty. For example, the recent establishment of, and subsequent revision(s) to, the Federal global tariff policy was followed by market volatility and uncertainty in part due to the potential for tariffs to raise prices and thereby fuel increasing inflation and, subsequently, interest rates. Uncertainty with respect to tariffs, and the potential of elevated inflation and interest rates on U.S. consumers, are also changing spending patterns and thereby prompting concern that the U.S. could experience an economic downturn or prolonged period of slow economic growth.

Our business is sensitive to, and may be adversely impacted by, uncertainty with respect to and changes in the inflation and interest rate environment. Among other things, as inflation and interest rates increase and/or remain elevated: (i) existing borrowers may allocate more of their income to necessities such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments; which may, and has in the past, warrant that we take additional provision for credit losses, (ii) the rate we offer on our deposit products may be elevated to remain competitive, thereby increasing our cost of funding and reducing our net interest margin, (iii) the return our loan products generate may be less attractive relative to other investment options, thereby reducing marketplace investor demand in our loan products, and (iv) we may need to increase interest rates and/or tighten credit standards for new originations, thereby potentially making it more challenging to source enough interested and qualified borrowers to enable sufficient origination volume. Further, the pace of changes in inflation and interest rates can create unique challenges in our ability to operate our business. For example, the rapid increase in interest rates in 2022 and 2023 quickly increased the cost of capital for our non-bank marketplace investors and thereby increased their return expectations. However, because our consumer loans are fixed interest rate products, we were unable to re-price existing loans, and with respect to new originations, we needed to re-price methodically to remain competitive and mitigate the adverse impacts of doing so. Therefore, until the interest rate environment stabilized, we were temporarily challenged to fully meet the return expectations for certain of our marketplace investors which adversely impacted our marketplace volume and related revenue.

Additionally, uncertainty regarding the economic environment could adversely impact borrower or marketplace investor interest in our products, adversely impact our third-party vendors, cause us to change, postpone or cancel our strategic initiatives, or otherwise negatively affect our business, financial condition and results of operations. Notably, the recent changes in U.S. presidential administration and the composition of the U.S. Congress are leading to significant changes to the priorities, scope, practices and/or staffing levels of various governmental agencies. However, what changes will be made, whether the changes will be retained and the effect of the changes on the economic environment are currently uncertain and therefore the impact of the changes on our customers and business remains uncertain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

LENDINGCLUB CORPORATION

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

To diversify his assets, Andrew LaBenne, the Company’s Chief Financial Officer, entered into a sales plan in March 2025 that is intended to comply with Rule 10b5-1(c) under the Exchange Act (the Plan). The maximum number of shares that can be sold under the Plan represents 6.3% of Mr. LaBenne’s current equity interest in the Company including his unvested time-based RSUs and unearned PBRSUs at target performance. Any sale(s) executed under the Plan would represent the first sale(s) of Company stock by Mr. LaBenne since joining the Company in 2022.

The following table shows the trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted by the Company’s directors and executive officers during the first quarter of 2025:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold
Andrew LaBenne, Chief Financial Officer	March 6, 2025	November 28, 2025	Up to 38,858

Other than disclosed above, during the first quarter of 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

LENDINGCLUB CORPORATION

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Eighth Amended and Restated Certificate of Incorporation of LendingClub Corporation, effective July 30, 2024	10-Q	001-36771	3.1	August 01, 2024
3.2	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LENDINGCLUB CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENDINGCLUB CORPORATION
(Registrant)

Date:	May 1, 2025	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	May 1, 2025	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer