Form 10-Q
period 2025-06-30
LendingClub Corp
filed 2025-07-31
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 18, 2025, there were 114,740,147 shares of the registrant’s common stock outstanding.

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

LENDINGCLUB CORPORATION

•our tax profile, including our effective tax rate; and
•other risk factors listed from time to time in reports we file with the SEC.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$18,426	$15,524
Interest-bearing deposits in banks	734,136	938,534
Total cash and cash equivalents	752,562	954,058
Restricted cash	21,759	23,338
Securities available for sale at fair value ($3,565,829 and $3,492,264 at amortized cost, respectively)	3,527,142	3,452,648
Loans held for sale at fair value	1,008,168	636,352
Loans and leases held for investment	4,386,321	4,125,818
Allowance for loan and lease losses	(252,989)	(236,734)
Loans and leases held for investment, net	4,133,332	3,889,084
Loans held for investment at fair value	631,736	1,027,798
Property, equipment and software, net	246,284	167,532
Goodwill	75,717	75,717
Other assets	378,633	403,982
Total assets	$10,775,333	$10,630,509
Liabilities and Equity
Deposits:
Interest-bearing	$8,785,727	$8,676,119
Noninterest-bearing	350,397	392,118
Total deposits	9,136,124	9,068,237
Other liabilities	233,174	220,541
Total liabilities	9,369,298	9,288,778
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 114,740,147 and 113,383,917 shares issued and outstanding, respectively	1,147	1,134
Additional paid-in capital	1,718,520	1,702,316
Accumulated deficit	(287,627)	(337,476)
Accumulated other comprehensive loss	(26,005)	(24,243)
Total equity	1,406,035	1,341,731
Total liabilities and equity	$10,775,333	$10,630,509

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$89,644	$56,353	$155,287	$112,244
Other non-interest income	4,542	2,360	6,653	4,269
Total non-interest income	94,186	58,713	161,940	116,513

Interest income:
Interest on loans held for sale	32,489	26,721	54,303	41,420
Interest and fees on loans and leases held for investment	122,395	124,819	241,344	257,212
Interest on loans held for investment at fair value	19,761	12,047	45,171	20,456
Interest on securities available for sale	55,339	42,879	111,619	78,226
Other interest income	7,113	13,168	16,719	29,671
Total interest income	237,097	219,634	469,156	426,985

Interest expense:
Interest on deposits	82,845	90,193	164,945	174,156
Other interest expense	3	913	5	1,413
Total interest expense	82,848	91,106	164,950	175,569

Net interest income	154,249	128,528	304,206	251,416

Total net revenue	248,435	187,241	466,146	367,929

Provision for credit losses	39,733	35,561	97,882	67,488

Non-interest expense:
Compensation and benefits	61,989	56,540	120,378	116,094
Marketing	33,580	26,665	62,819	50,801
Equipment and software	14,495	12,360	29,139	25,044
Depreciation and amortization	15,460	13,072	29,369	25,745
Professional services	10,300	7,804	20,064	14,895
Occupancy	4,787	3,941	9,132	7,802
Other non-interest expense	14,107	11,876	27,684	24,110
Total non-interest expense	154,718	132,258	298,585	264,491

Income before income tax expense	53,984	19,422	69,679	35,950
Income tax expense	(15,806)	(4,519)	(19,830)	(8,797)
Net income	$38,178	$14,903	$49,849	$27,153
Earnings per share: (1)
Basic EPS	$0.33	$0.13	$0.44	$0.24
Diluted EPS	$0.33	$0.13	$0.43	$0.24
Weighted-average common shares – Basic	114,409,231	111,395,025	114,053,292	111,040,410
Weighted-average common shares – Diluted	115,692,969	111,466,497	115,936,910	111,076,938
(1)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Earnings Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$38,178	$14,903	$49,849	$27,153

Other comprehensive loss:
Net unrealized loss on securities available for sale	(4,294)	(256)	(811)	(9,686)
Income tax effect	538	68	(951)	2,605
Other comprehensive loss, net of tax	(3,756)	(188)	(1,762)	(7,081)

Total comprehensive income	$34,422	$14,715	$48,087	$20,072

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2025	114,199,832	$1,142	$1,711,429	$(22,249)	$(325,805)	$1,364,517
Stock-based compensation	—	—	10,506	—	—	10,506
Net issuances under equity incentive plans	540,315	5	(3,415)	—	—	(3,410)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,756)	—	(3,756)
Net income	—	—	—	—	38,178	38,178
Balance at June 30, 2025	114,740,147	$1,147	$1,718,520	$(26,005)	$(287,627)	$1,406,035

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	113,383,917	$1,134	$1,702,316	$(24,243)	$(337,476)	$1,341,731
Stock-based compensation	—	—	20,427	—	—	20,427
Net issuances under equity incentive plans	1,356,230	13	(4,223)	—	—	(4,210)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,762)	—	(1,762)
Net income	—	—	—	—	49,849	49,849
Balance at June 30, 2025	114,740,147	$1,147	$1,718,520	$(26,005)	$(287,627)	$1,406,035

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2024	111,120,415	$1,111	$1,678,928	$(37,197)	$(376,556)	$1,266,286
Stock-based compensation	—	—	11,315	—	—	11,315
Net issuances under equity incentive plans	691,800	7	(4,378)	—	—	(4,371)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(188)	—	(188)
Net income	—	—	—	—	14,903	14,903
Balance at June 30, 2024	111,812,215	$1,118	$1,685,865	$(37,385)	$(361,653)	$1,287,945

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2023	110,410,602	$1,104	$1,669,828	$(30,304)	$(388,806)	$1,251,822
Stock-based compensation	—	—	24,914	—	—	24,914
Net issuances under equity incentive plans	1,401,613	14	(8,877)	—	—	(8,863)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(7,081)	—	(7,081)
Net income	—	—	—	—	27,153	27,153
Balance at June 30, 2024	111,812,215	$1,118	$1,685,865	$(37,385)	$(361,653)	$1,287,945

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$49,849	$27,153
Adjustments to reconcile net income to net cash used for operating activities:
Net fair value adjustments	57,120	96,084
Change in fair value of loan servicing assets	30,723	35,296
Gain on sales of loans	(25,742)	(21,657)
Provision for credit losses	97,882	67,488
Accretion of loan deferred fees and costs	(31,547)	(36,686)
Stock-based compensation, net	17,584	20,993
Depreciation and amortization	29,369	25,745
Other, net	5,893	1,258
Net change to loans held for sale	(1,317,153)	(1,980,860)
Net change in operating assets and liabilities:
Other assets	24,077	8,257
Other liabilities	9,595	(22,044)
Net cash used for operating activities	(1,052,350)	(1,778,973)
Cash Flows from Investing Activities:
Net change in loans and leases	85,143	435,152
Purchases of securities available for sale	(6,202)	(15,341)
Proceeds from maturities and paydowns of securities available for sale	815,390	309,956
Purchases of property, equipment and software, net	(103,760)	(24,646)
Other investing activities	(3,088)	(1,271)
Net cash provided by investing activities	787,483	703,850
Cash Flows from Financing Activities:
Net change in deposits	65,953	773,171
Principal payments on borrowings	—	(14,211)
Other financing activities	(4,161)	(8,534)
Net cash provided by financing activities	61,792	750,426
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(203,075)	$(324,697)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$977,396	$1,294,148
Cash, Cash Equivalents and Restricted Cash, End of Period	$774,321	$969,451

Supplemental Cash Flow Information:
Cash paid for interest	$165,439	$178,261
Cash paid for taxes	$2,459	$52
Cash paid for operating leases included in the measurement of lease liabilities	$6,693	$6,360

Supplemental Non-cash Investing Activity:
Net securities retained from Structured Program transactions	$880,511	$1,498,125

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$752,562	$954,058
Restricted cash	21,759	23,338
Total cash, cash equivalents and restricted cash	$774,321	$977,396

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six months ended June 30, 2025, other than the updates described below in connection with the Company’s acquisition of an office building in April 2025.

Property, Equipment and Software, net

The office building’s purchase price was allocated between the building and the underlying land value. Both the building and land are included within Property, Equipment and Software, Net, on the Balance Sheet. The building is carried at cost and depreciated on a straight-line basis over its estimated useful life of 35 years. Land is carried at cost and not depreciated.

Lessor Accounting – Operating Leases

The Company leases space in its office building to third-party tenants under operating lease agreements. The Company earns rental income from such leases which is recorded within “Other non-interest income” on the Income Statement. Rental income is comprised of (i) a lease component, which includes fixed lease payments, recognized on a straight-line basis over the non-cancelable lease term, and (ii) a nonlease component, which includes variable lease payments, such as operating expense reimbursements, recognized in the period incurred. The Company has elected the lessor practical expedient under Accounting Standards Codification (“ASC”) 842, Leases, to account for the lease component and nonlease component associated with each lease as a single component.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Adoption of New Accounting Standards

The Company did not adopt new accounting standards during the six months ended June 30, 2025.

New Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which improves income statement expense disclosure requirements, primarily through disaggregated disclosures of certain expense captions into specified categories within the footnotes to the financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments of this standard should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is evaluating the impact of this ASU but does not expect it to be material.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Origination fees	$87,578	$77,131	$157,522	$147,210
Servicing fees	16,395	19,869	29,143	39,461
Gain on sales of loans	13,540	10,748	25,742	21,657
Net fair value adjustments	(27,869)	(51,395)	(57,120)	(96,084)
Total marketplace revenue	$89,644	$56,353	$155,287	$112,244

3. Earnings Per Share

The following table details the computation of the Company’s basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic EPS:
Net income attributable to stockholders	$38,178	$14,903	$49,849	$27,153
Weighted-average common shares – Basic	114,409,231	111,395,025	114,053,292	111,040,410
Basic EPS	$0.33	$0.13	$0.44	$0.24

Diluted EPS:
Net income attributable to stockholders	$38,178	$14,903	$49,849	$27,153
Weighted-average common shares – Diluted	115,692,969	111,466,497	115,936,910	111,076,938
Diluted EPS	$0.33	$0.13	$0.43	$0.24

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$2,940,007	$22,468	$—	$—	$2,962,475
U.S. agency residential mortgage-backed securities	265,088	164	(37,635)	—	227,617
Other asset-backed securities related to Structured Program transactions (2)	188,831	40	(810)	(4,029)	184,032
U.S. agency securities	87,461	—	(12,327)	—	75,134
Mortgage-backed securities	61,945	47	(5,439)	—	56,553
Other asset-backed securities	19,271	49	(449)	—	18,871
Municipal securities	3,226	—	(766)	—	2,460
Total securities available for sale	$3,565,829	$22,768	$(57,426)	$(4,029)	$3,527,142

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$2,870,071	$30,398	$(645)	$—	$2,899,824
U.S. agency residential mortgage-backed securities	270,120	48	(43,243)	—	226,925
Other asset-backed securities related to Structured Program transactions (2)	174,132	—	(657)	(3,527)	169,948
U.S. agency securities	90,459	—	(14,513)	—	75,946
Mortgage-backed securities	62,882	8	(6,216)	—	56,674
Other asset-backed securities	21,364	15	(587)	—	20,792
Municipal securities	3,236	—	(697)	—	2,539
Total securities available for sale	$3,492,264	$30,469	$(66,558)	$(3,527)	$3,452,648
(1)    Excludes a $45 thousand and $(2.2) million cumulative basis adjustment for securities designated in active fair value hedge relationships at June 30, 2025 and December 31, 2024, respectively. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.
(2)    As of June 30, 2025 and December 31, 2024, $181.3 million and $169.9 million, respectively, of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$25,644	$(409)	$187,755	$(37,226)	$213,399	$(37,635)
Other asset-backed securities related to Structured Program transactions	91,855	(792)	2,328	(18)	94,183	(810)
U.S. agency securities	—	—	75,134	(12,327)	75,134	(12,327)
Mortgage-backed securities	12,396	(101)	32,113	(5,338)	44,509	(5,439)
Other asset-backed securities	1,135	(5)	10,815	(444)	11,950	(449)
Municipal securities	—	—	2,460	(766)	2,460	(766)
Total securities with unrealized losses	$131,030	$(1,307)	$310,605	$(56,119)	$441,635	$(57,426)

	Less than 12 months		12 months or longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$334,564	$(645)	$—	$—	$334,564	$(645)
U.S. agency residential mortgage-backed securities	34,168	(782)	185,405	(42,461)	219,573	(43,243)
Other asset-backed securities related to Structured Program transactions	72,251	(657)	—	—	72,251	(657)
U.S. agency securities	—	—	75,946	(14,513)	75,946	(14,513)
Mortgage-backed securities	21,970	(316)	32,298	(5,900)	54,268	(6,216)
Other asset-backed securities	1,638	(4)	11,668	(583)	13,306	(587)
Municipal securities	—	—	2,539	(697)	2,539	(697)
Total securities with unrealized losses	$464,591	$(2,404)	$307,856	$(64,154)	$772,447	$(66,558)

The majority of securities in an unrealized loss position as of both June 30, 2025 and December 31, 2024 was comprised of U.S. agency-backed securities and mortgage-backed securities. Management considers these securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies or government-sponsored agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at June 30, 2025, were rated investment grade. Substantially all of these unrealized losses were caused by interest rate increases. Additionally, the Company does not intend to sell the securities in loss positions, nor is it more likely than not that it will be required to sell the securities prior to recovery of the amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses (ACL) for AFS securities, by security type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other asset-backed securities related to Structured Program transactions:
Allowance for credit losses, beginning of period	$4,848	$2,892	$3,527	$—
Credit loss (benefit) expense for securities available for sale	(819)	(809)	502	2,083
Allowance for credit losses, end of period	$4,029	$2,083	$4,029	$2,083

The contractual maturities of AFS securities were as follows:

June 30, 2025	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	$2,940,007	$2,962,475
Other asset-backed securities related to Structured Program transactions	188,831	184,032
U.S. agency securities	7,850	7,729
Mortgage-backed securities	2,648	2,452
Municipal securities	306	282
Other asset-backed securities	116	115
Total due after 1 year through 5 years	3,139,758	3,157,085	6.85%
Due after 5 years through 10 years:
U.S. agency securities	29,997	27,174
Other asset-backed securities	11,253	11,263
U.S. agency residential mortgage-backed securities	3,325	3,209
Mortgage-backed securities	898	781
Municipal securities	309	275
Total due after 5 years through 10 years	45,782	42,702	3.77%
Due after 10 years:
U.S. agency residential mortgage-backed securities	261,763	224,408
Mortgage-backed securities	58,399	53,320
U.S. agency securities	49,614	40,231
Other asset-backed securities	7,902	7,493
Municipal securities	2,611	1,903
Total due after 10 years	380,289	327,355	3.05%
Total securities available for sale	$3,565,829	$3,527,142	6.39%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the six months ended June 30, 2025.

There were no sales of AFS securities during the second quarters and first halves of 2025 and 2024.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost. Other HFI and all HFS loans are recorded at fair value with the Company’s election of the fair value option. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $32.4 million and $30.4 million as of June 30, 2025 and December 31, 2024, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	June 30, 2025	December 31, 2024
Unsecured personal	$3,314,978	$3,106,472
Residential mortgages	166,568	172,711
Secured consumer	242,517	230,232
Total consumer loans held for investment	3,724,063	3,509,415
Equipment finance (1)	49,891	64,232
Commercial real estate	449,604	373,785
Commercial and industrial	162,763	178,386
Total commercial loans and leases held for investment	662,258	616,403
Total loans and leases held for investment	4,386,321	4,125,818
Allowance for loan and lease losses	(252,989)	(236,734)
Loans and leases held for investment, net	$4,133,332	$3,889,084
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.

The following table presents the components of the allowance for loan and lease losses (ALLL):

	June 30, 2025	December 31, 2024
Gross allowance for loan and lease losses (1)	$293,707	$285,686
Recovery asset value (2)	(40,718)	(48,952)
Allowance for loan and lease losses	$252,989	$236,734
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

June 30, 2025	Consumer	Commercial	Total
Loans and leases held for investment	$3,724,063	$662,258	$4,386,321

Allowance for loan and lease losses	$237,433	$15,556	$252,989
Allowance ratio (1)	6.4%	2.3%	5.8%

Gross allowance for loan and lease losses	$278,151	$15,556	$293,707
Gross allowance ratio (1)	7.5%	2.3%	6.7%

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

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended June 30,
	2025			2024
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$227,608	$16,585	$244,193	$246,280	$12,870	$259,150
Credit loss expense (benefit)	41,133	(537)	40,596	30,760	5,817	36,577
Charge-offs	(48,956)	(898)	(49,854)	(77,494)	(594)	(78,088)
Recoveries	17,648	406	18,054	11,183	87	11,270
End of period	$237,433	$15,556	$252,989	$210,729	$18,180	$228,909

Reserve for unfunded lending commitments:
Beginning of period	$—	$1,629	$1,629	$—	$1,662	$1,662
Credit loss benefit	—	(44)	(44)	—	(207)	(207)
End of period (1)	$—	$1,585	$1,585	$—	$1,455	$1,455

	Six Months Ended June 30,
	2025			2024
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$212,598	$24,136	$236,734	$298,061	$12,326	$310,387
Credit loss expense (benefit)	97,081	(103)	96,978	58,446	7,377	65,823
Charge-offs (2)	(107,300)	(9,130)	(116,430)	(166,604)	(1,826)	(168,430)
Recoveries	35,054	653	35,707	20,826	303	21,129
End of period	$237,433	$15,556	$252,989	$210,729	$18,180	$228,909

Reserve for unfunded lending commitments:
Beginning of period	$—	$1,183	$1,183	$—	$1,873	$1,873
Credit loss expense (benefit)	—	402	402	—	(418)	(418)
End of period (1)	$—	$1,585	$1,585	$—	$1,455	$1,455
(1)    Relates to $103.4 million and $91.5 million of unfunded commitments as of June 30, 2025 and 2024, respectively.
(2)    Includes an $8.0 million charge-off recorded in the first quarter of 2025 related to one office loan within the Company’s Commercial Real Estate portfolio, which was fully reserved for in prior periods.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents charge-offs by origination year for the first half of 2025:

	Gross Charge-Offs by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Unsecured personal (1)	$1,232	$22,629	$36,217	$37,438	$8,718	$—	$106,234
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	—	114	533	295	124	—	1,066
Total consumer loans held for investment	1,232	22,743	36,750	37,733	8,842	—	107,300
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	8,597	8,597
Commercial and industrial	—	172	—	328	33	—	533
Total commercial loans and leases held for investment	—	172	—	328	33	8,597	9,130

Total loans and leases held for investment	$1,232	$22,915	$36,750	$38,061	$8,875	$8,597	$116,430
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

June 30, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Unsecured personal
Current	$1,150,427	$1,037,882	$523,442	$466,704	$83,440	$—	$3,261,895
30-59 days past due	2,102	5,780	5,163	4,507	1,105	—	18,657
60-89 days past due	1,487	4,829	5,085	4,755	1,033	—	17,189
90 or more days past due	617	4,527	4,389	4,828	1,157	—	15,518
Total unsecured personal (1)	1,154,633	1,053,018	538,079	480,794	86,735	—	3,313,259
Residential mortgages
Current	—	—	—	45,197	50,894	70,405	166,496
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	72	72
Total residential mortgages	—	—	—	45,197	50,894	70,477	166,568
Secured consumer
Current	69,522	62,340	58,196	40,116	6,652	2,325	239,151
30-59 days past due	2	307	764	884	230	—	2,187
60-89 days past due	78	67	250	423	33	—	851
90 or more days past due	—	113	93	116	6	—	328
Total secured consumer	69,602	62,827	59,303	41,539	6,921	2,325	242,517
Total consumer loans held for investment	$1,224,235	$1,115,845	$597,382	$567,530	$144,550	$72,802	$3,722,344
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of June 30, 2025, the basis adjustment totaled $1.7 million and represents an increase to the amortized cost of the hedged loans. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

June 30, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$—	$774	$28,073	$4,434	$11,458	$44,739	$—
Special mention	—	—	—	254	416	—	670	—
Substandard	—	—	—	197	4,285	—	4,482	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	—	774	28,524	9,135	11,458	49,891	—
Commercial real estate
Pass	50,805	38,178	75,608	97,608	32,920	125,765	420,884	36,397
Special mention	—	—	—	—	—	6,177	6,177	—
Substandard	—	—	—	433	8,439	11,767	20,639	7,238
Doubtful	—	—	—	—	—	63	63	—
Loss	—	—	—	1,121	271	449	1,841	1,543
Total commercial real estate	50,805	38,178	75,608	99,162	41,630	144,221	449,604	45,178
Commercial and industrial
Pass	6,143	33,356	25,317	17,935	23,286	13,110	119,147	77,117
Special mention	—	—	—	9,179	2,605	72	11,856	9,776
Substandard	—	—	6,028	7,967	2,631	2,223	18,849	12,875
Doubtful	—	—	—	3,646	1,431	508	5,585	4,660
Loss	—	744	1,914	4,661	—	7	7,326	7,326
Total commercial and industrial	6,143	34,100	33,259	43,388	29,953	15,920	162,763	111,754
Total commercial loans and leases held for investment	$56,948	$72,278	$109,641	$171,074	$80,718	$171,599	$662,258	$156,932
(1)    Represents loan balances guaranteed by the Small Business Association (SBA).

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$1,519	$32,544	$7,790	$9,101	$6,643	$57,597	$—
Special mention	—	—	335	602	—	—	937	—
Substandard	—	—	776	4,922	—	—	5,698	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	1,519	33,655	13,314	9,101	6,643	64,232	—
Commercial real estate
Pass	22,847	67,692	89,903	21,174	27,947	106,060	335,623	31,499
Special mention	—	—	—	—	252	6,276	6,528	—
Substandard	—	—	2,430	8,441	7,987	10,791	29,649	8,940
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,121	271	—	593	1,985	1,543
Total commercial real estate	22,847	67,692	93,454	29,886	36,186	123,720	373,785	41,982
Commercial and industrial
Pass	28,030	29,186	31,697	27,474	5,503	12,678	134,568	85,269
Special mention	635	—	5,165	2,652	76	—	8,528	7,065
Substandard	—	4,071	13,110	2,311	1,399	1,670	22,561	14,879
Doubtful	—	—	3,279	1,477	506	285	5,547	4,671
Loss	282	2,094	4,224	568	—	14	7,182	7,182
Total commercial and industrial	28,947	35,351	57,475	34,482	7,484	14,647	178,386	119,066
Total commercial loans and leases held for investment	$51,794	$104,562	$184,584	$77,682	$52,771	$145,010	$616,403	$161,048
(1)    Represents loan balances guaranteed by the SBA.

The following tables present an analysis of the past due loans and leases HFI at amortized cost within the commercial portfolio segment:

June 30, 2025	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$—	$—	$4,042	$4,042	$—
Commercial real estate	—	528	10,222	10,750	8,456
Commercial and industrial	1,057	672	18,215	19,944	16,825
Total commercial loans and leases held for investment	$1,057	$1,200	$32,479	$34,736	$25,281

December 31, 2024	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$67	$—	$4,551	$4,618	$—
Commercial real estate	8,320	483	9,731	18,534	8,456
Commercial and industrial	6,257	1,182	15,971	23,410	18,512
Total commercial loans and leases held for investment	$14,644	$1,665	$30,253	$46,562	$26,968
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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Modifications

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Short-term payment reduction	$6,892	$10,926	$12,686	$22,445
Permanent loan modification	1,764	1,778	3,286	3,092
Debt settlement	2,859	6,153	2,903	6,264
Total loan modifications – unsecured personal loans	$11,515	$18,857	$18,875	$31,801

% of unsecured personal loans at amortized cost as of period end	0.3%	0.6%	0.6%	1.0%

The Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of five to eight months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $11.7 million of loan balances at amortized cost outstanding as of June 30, 2025, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the second quarter and first half of 2025, the weighted-average interest rate reduction under this program was approximately 8.0% and 8.1%, respectively. During the second quarter and first half of 2024, the weighted-average interest rate reduction under this program was approximately 7.5% and 7.9%, respectively. The weighted-average maturity date extension was approximately twelve months for all periods.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	June 30, 2025			June 30, 2024
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured personal loans
Current	$17,743	$5,433	$—	$21,215	$4,317	$161
30-59 days	1,372	135	—	1,850	177	23
60-89 days	1,240	242	535	1,526	281	616
90 or more days	1,074	153	2,374	896	148	5,622
Total loan modifications	$21,429	$5,963	$2,909	$25,487	$4,923	$6,422

A modified loan is generally charged-off in the event of a borrower defaulting at 120 days past due. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Short-term payment reduction	$2,132	$1,367	$4,718	$1,560
Permanent loan modification	381	489	903	928
Debt settlement	8,829	20,197	22,165	41,972
Total loan modifications – unsecured personal loans	$11,342	$22,053	$27,786	$44,460

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases:

	June 30, 2025		December 31, 2024
	Nonaccrual	Nonaccrual with no related ACL (1)	Nonaccrual	Nonaccrual with no related ACL (1)
Unsecured personal	$15,518	$—	$21,387	$—
Residential mortgages	358	358	295	295
Secured consumer	328	—	337	—
Total nonaccrual consumer loans held for investment	16,204	358	22,019	295

Equipment finance	4,042	—	4,516	—
Commercial real estate	10,809	5,896	18,280	5,345
Commercial and industrial	25,909	9,197	27,489	7,501
Total nonaccrual commercial loans and leases held for investment (2)	40,760	15,093	50,285	12,846

Total nonaccrual loans and leases held for investment	$56,964	$15,451	$72,304	$13,141
(1)     Subset of total nonaccrual loans and leases.
(2)     Includes $29.5 million and $31.2 million in loan balances guaranteed by the SBA as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025		December 31, 2024
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$16,204	0.4%	$22,019	0.6%
Total nonaccrual commercial loans and leases held for investment	40,760	6.2%	50,285	8.2%
Total nonaccrual loans and leases held for investment	$56,964	1.3%	$72,304	1.8%
(1)     Calculated as the ratio of non-accruing loans and leases to loans and leases HFI at amortized cost.

6. Securitizations and Variable Interest Entities

Unconsolidated VIEs

The Company’s transactions with unconsolidated VIEs were related to its Structured Program transactions. There is no direct recourse to the Company’s assets and, therefore, the holders of the securities can look only to those assets of the VIEs that issued the securities.

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with unconsolidated VIEs:

	June 30, 2025	December 31, 2024
Assets
Securities available for sale at fair value	$3,146,507	$3,069,771
Other assets	46,883	46,269
Total assets	3,193,390	3,116,040
Liabilities
Other liabilities	3,748	6,313
Total liabilities	3,748	6,313
Total net assets (maximum loss exposure)	$3,189,642	$3,109,727

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

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value of consideration received:
Cash	$182,675	$97,246	$331,054	$190,890
Net securities retained from Structured Program transactions	531,509	759,149	880,511	1,498,125
Other assets, net	10,682	9,906	16,656	19,639
Total consideration	724,866	866,301	1,228,221	1,708,654
Fair value of loans sold	(715,210)	(857,434)	(1,213,268)	(1,691,210)
Gain on sales of loans (1)	$9,656	$8,867	$14,953	$17,444

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$8,850	$5,982	$17,746	$10,705
Interest received on securities retained from Structured Program transactions	$50,147	$37,390	$101,281	$67,053
(1)    Consists primarily of servicing assets recognized at the time of loan sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale.

As of June 30, 2025, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $3.7 billion, of which $51.7 million was 30 days or more past due. As of December 31, 2024, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $3.5 billion, of which $44.7 million was 30 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

June 30, 2025	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$1,008,168	$1,008,168
Loans held for investment at fair value	—	—	631,736	631,736
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	2,962,475	2,962,475
U.S. agency residential mortgage-backed securities	—	227,617	—	227,617
Other asset-backed securities related to Structured Program transactions	—	—	184,032	184,032
U.S. agency securities	—	75,134	—	75,134
Mortgage-backed securities	—	56,553	—	56,553
Other asset-backed securities	—	18,871	—	18,871
Municipal securities	—	2,460	—	2,460
Total securities available for sale	—	380,635	3,146,507	3,527,142
Servicing assets	—	—	57,909	57,909
Other assets	—	1,968	—	1,968
Total assets	$—	$382,603	$4,844,320	$5,226,923

Liabilities:
Other liabilities	$—	$3,513	$5,851	$9,364
Total liabilities	$—	$3,513	$5,851	$9,364

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

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the second quarters and first halves of 2025 or 2024.

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

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFS:

	June 30, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	6.8%	13.9%	7.8%	7.1%	11.9%	7.9%
Annualized net charge-off rate (1)	1.5%	17.3%	4.9%	1.8%	21.2%	5.4%
Annualized prepayment rate (1)	18.0%	33.3%	24.0%	15.0%	27.6%	20.4%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

Fair Value Sensitivity

The sensitivity of loans HFS at fair value to adverse changes in key assumptions was as follows:

	June 30, 2025	December 31, 2024
Loans held for sale at fair value	$1,008,168	$636,352
Expected remaining weighted-average life (in years)	1.3	1.4
Discount rate:
100 basis point increase	$(11,709)	$(7,663)
200 basis point increase	$(23,189)	$(15,174)
Annualized net charge-off rate:
10% increase	$(9,276)	$(6,436)
20% increase	$(18,585)	$(12,937)
Annualized prepayment rate:
10% increase	$(2,231)	$(1,274)
20% increase	$(4,058)	$(2,444)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents loans HFS at fair value activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value at beginning of period	$703,378	$550,415	$636,352	$407,773
Originations and purchases	1,654,313	1,397,930	2,918,045	2,680,180
Sales	(1,217,166)	(1,042,166)	(2,314,095)	(2,101,814)
Principal payments	(101,107)	(63,605)	(169,662)	(97,877)
Realized charge-offs, net of recoveries, recorded in earnings	(4,663)	(4,205)	(11,367)	(8,436)
Fair value adjustments recorded in earnings	(26,587)	(47,310)	(51,105)	(88,767)
Fair value at end of period	$1,008,168	$791,059	$1,008,168	$791,059

The following table summarizes the aggregate fair value of the Company’s HFS loans, as well as the amount that was 90 days or more past due:

	June 30, 2025		December 31, 2024
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$1,034,287	$1,758	$657,984	$3,719
Cumulative fair value adjustments	(26,119)	(1,426)	(21,632)	(3,012)
Fair value of loans held for sale	$1,008,168	$332	$636,352	$707

Loans Held for Investment at Fair Value

Loans HFI at fair value consists primarily of purchased loan portfolios comprised of loans that the Company previously originated and sold. Due to the short remaining duration of the acquired loan portfolios, the Company has elected to account for them under the fair value option.

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFI:

	June 30, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	10.1%	12.8%	10.6%	7.2%	21.8%	10.5%
Annualized net charge-off rate (1)	2.0%	19.8%	6.6%	3.0%	20.2%	6.6%
Annualized prepayment rate (1)	13.4%	27.2%	19.8%	15.6%	21.4%	19.3%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions was as follows:

	June 30, 2025	December 31, 2024
Loans held for investment at fair value	$631,736	$1,027,798
Expected remaining weighted-average life (in years)	0.8	0.9
Discount rate:
100 basis point increase	$(4,137)	$(7,832)
200 basis point increase	$(8,224)	$(15,557)
Annualized net charge-off rate:
10% increase	$(6,350)	$(11,821)
20% increase	$(14,268)	$(25,428)
Annualized prepayment rate:
10% increase	$(2,700)	$(4,813)
20% increase	$(4,030)	$(9,854)

Fair Value Reconciliation

The following table presents loans HFI at fair value activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value at beginning of period	$818,882	$420,393	$1,027,798	$262,190
Purchases	—	12,220	12,744	232,784
Principal payments	(184,327)	(96,004)	(402,787)	(159,930)
Interest income accretion and fair value adjustments recorded in earnings	(2,819)	(1,967)	(6,019)	(402)
Fair value at end of period	$631,736	$334,642	$631,736	$334,642

The following table summarizes the aggregate fair value of the Company’s HFI loans held at fair value, as well as the amount that was 90 days or more past due:

	June 30, 2025		December 31, 2024
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$667,444	$8,411	$1,097,511	$14,616
Cumulative fair value adjustments	(35,708)	(6,821)	(69,713)	(11,836)
Fair value of loans held for investment	$631,736	$1,590	$1,027,798	$2,780

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

Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable input, which includes credit spreads, was used in the fair value measurement of senior asset-backed securities related to Structured Program transactions:

	June 30, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	5.7%	6.0%	5.8%	6.0%	6.0%	6.0%

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	June 30, 2025	December 31, 2024
Fair value of interests held	$2,962,475	$2,899,824
Expected remaining weighted-average life (in years)	1.1	1.2
Discount rate:
100 basis point increase	$(32,798)	$(37,315)
200 basis point increase	$(65,597)	$(74,630)

Fair Value Reconciliation

The following table presents senior asset-backed securities related to Structured Program transactions activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value at beginning of period	$2,869,281	$1,765,259	$2,899,824	$1,176,403
Additions	495,771	716,299	819,887	1,413,646
Cash received	(398,286)	(171,793)	(749,951)	(278,267)
Change in unrealized gain (loss)	(4,291)	2,349	(7,285)	332
Fair value at end of period	$2,962,475	$2,312,114	$2,962,475	$2,312,114

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
(Unaudited)

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	June 30, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	6.8%	10.4%	7.7%	7.1%	11.0%	7.9%
Annualized net charge-off rate (1)	4.2%	5.4%	4.8%	3.4%	7.4%	5.0%
Annualized prepayment rate (1)	22.8%	24.8%	24.2%	18.7%	20.9%	20.5%
(1)    The weighted-average rate is calculated using the original principal balance of each security.

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	June 30, 2025	December 31, 2024
Fair value of interests held	$184,032	$169,948
Expected remaining weighted-average life (in years)	1.2	1.3
Discount rate:
100 basis point increase	$(1,924)	$(1,909)
200 basis point increase	$(3,812)	$(3,783)
Annualized net charge-off rate:
10% increase	$(1,633)	$(1,778)
20% increase	$(3,280)	$(3,567)
Annualized prepayment rate:
10% increase	$(494)	$(432)
20% increase	$(885)	$(835)

Fair Value Reconciliation

The following table presents other asset-backed securities related to Structured Program transactions activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value at beginning of period	$172,544	$103,866	$169,948	$73,393
Additions	35,738	43,887	60,624	86,625
Cash received	(24,622)	(12,735)	(45,925)	(22,066)
Credit loss expense (benefit) for securities available for sale	819	809	(502)	(2,083)
Change in unrealized gain (loss)	(447)	(282)	(113)	(324)
Fair value at end of period	$184,032	$135,545	$184,032	$135,545

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	June 30, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	8.7%	17.3%	10.7%	8.7%	17.3%	10.8%
Annualized net charge-off rate (1)	1.5%	20.1%	6.7%	1.8%	21.2%	8.2%
Annualized prepayment rate (1)	16.9%	32.8%	21.7%	14.8%	27.5%	20.0%
Market servicing rate (2)	0.62%	0.62%	0.62%	0.62%	0.62%	0.62%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	June 30, 2025	December 31, 2024
Fair value of servicing assets	$57,909	$60,697
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(546)	$(519)
200 basis point increase	$(1,092)	$(1,038)
Annualized net charge-off rate:
10% increase	$(504)	$(551)
20% increase	$(1,008)	$(1,102)
Annualized prepayment rate:
10% increase	$(1,612)	$(1,359)
20% increase	$(3,224)	$(2,718)

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

	June 30, 2025	December 31, 2024
Weighted-average market servicing rate assumptions	0.62%	0.62%
Change in fair value from:
Market servicing rate increase by 0.10%	$(6,788)	$(6,940)
Market servicing rate decrease by 0.10%	$6,788	$6,940

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents servicing assets activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value at beginning of period	$56,904	$71,830	$60,697	$77,680
Issuances (1)	14,670	13,759	27,935	27,337
Change in fair value, included in Marketplace revenue	(13,665)	(15,868)	(30,723)	(35,296)
Other net changes	—	(12)	—	(12)
Fair value at end of period	$57,909	$69,709	$57,909	$69,709
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

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets, and liabilities that are not recorded at fair value on a recurring basis:

June 30, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,133,332	$—	$—	$4,342,825	$4,342,825
Other assets	42,299	—	42,077	541	42,618
Total assets	$4,175,631	$—	$42,077	$4,343,366	$4,385,443

Liabilities:
Deposits (1)	$1,898,714	$—	$—	$1,898,699	$1,898,699
Other liabilities	45,646	—	21,089	24,557	45,646
Total liabilities	$1,944,360	$—	$21,089	$1,923,256	$1,944,345

December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,889,084	$—	$—	$4,051,497	$4,051,497
Other assets	40,466	—	40,143	661	40,804
Total assets	$3,929,550	$—	$40,143	$4,052,158	$4,092,301

Liabilities:
Deposits (1)	$2,294,214	$—	$—	$2,306,373	$2,306,373
Other liabilities	44,801	—	22,833	21,968	44,801
Total liabilities	$2,339,015	$—	$22,833	$2,328,341	$2,351,174
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

Derivatives Not Designated as Accounting Hedges

The table below presents the notional and gross fair value amounts of the Company’s derivatives that are not designated as accounting hedges:

	June 30, 2025			December 31, 2024
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Asset (1)	Derivative Liability (1)
Credit derivatives	$8,360	$—	$(5,013)	$12,484	$—	$(10,930)
Interest rate caps	200,000	2	—	200,000	72	—
Total	$208,360	$2	$(5,013)	$212,484	$72	$(10,930)
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

The table below presents the gains (losses) recognized on the Company’s derivatives that are not designated as accounting hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Credit derivatives (1)	$957	$(2,008)	$2,116	$(3,442)
Interest rate caps (2)	(10)	(63)	(70)	(63)
Total gains (losses)	$947	$(2,071)	$2,046	$(3,505)
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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The table below presents the notional and gross fair value amounts of the Company’s interest rate swaps used for hedging:

	June 30, 2025			December 31, 2024
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Asset (1)	Derivative Liability (1)
Unsecured personal loans	$825,000	$485	$(2,068)	$1,075,000	$1,323	$(2,976)
Securities available for sale	475,000	874	(838)	225,000	2,382	—
Total interest rate swaps	$1,300,000	$1,359	$(2,906)	$1,300,000	$3,705	$(2,976)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.

The following table summarizes the gains (losses) recognized on the Company’s fair value hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unsecured personal loans:
Hedged item	$(406)	$(1,785)	$(153)	$(10,457)
Derivatives used for hedging	348	1,563	70	9,915
Interest settlement on derivative (1)	147	1,396	(388)	2,769
Total gains (losses) on hedged unsecured personal loans (2)	89	1,174	(471)	2,227

Securities available for sale:
Hedged item	383	—	2,242	—
Derivatives used for hedging	(413)	—	(2,346)	—
Interest settlement on derivative (1)	699	—	1,315	—
Total gains on hedged securities available for sale (3)	669	—	1,211	—

Total gains on fair value hedges	$758	$1,174	$740	$2,227
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest and fees on loans and leases held for investment” on the Income Statement.
(3)    Recorded in “Interest on securities available for sale” on the Income Statement.

The following table presents the cumulative basis adjustments for fair value hedges:

	June 30, 2025		December 31, 2024
Balance Sheet Line Item	Carrying Amount of Closed Portfolio(1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items	Carrying Amount of Closed Portfolio(1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items
Loans and leases held for investment	$1,982,012	$1,719	$1,388,222	$1,872
Securities available for sale	$1,646,792	$45	$2,255,848	$(2,197)
(1)    Represents the total closed portfolio of assets (at amortized cost) designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship. At June 30, 2025, the amortized cost of unsecured personal loans and AFS securities, designated as the hedged items in the portfolio layer hedging relationship, was $825 million and $475 million, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

At December 31, 2024, the amortized cost of unsecured personal loans and AFS securities, designated as the hedged items in the portfolio layer hedging relationship, was $1.075 billion and $225 million, respectively.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2025	December 31, 2024
Software (1)	$239,698	$222,000
Land and building (2)	75,573	—
Leasehold improvements	30,699	30,699
Computer equipment (3)	5,713	22,216
Furniture and fixtures	5,554	5,554
Total property, equipment and software	357,237	280,469
Accumulated depreciation and amortization	(110,953)	(112,937)
Total property, equipment and software, net	$246,284	$167,532
(1)    Includes $32.4 million and $43.4 million of development in progress for internally-developed software and $7.5 million and $7.1 million of development in progress to customize purchased software as of June 30, 2025 and December 31, 2024, respectively.
(2)    In April 2025, the Company acquired an office building which will be used as the Company’s headquarters beginning in the second quarter of 2026. See “Note 17. Leases” for additional information.
(3)    During the first quarter of 2025, the Company retired $16.8 million of fully depreciated computer equipment as part of its migration onto a cloud-based hosting platform.

Depreciation and amortization expense on property, equipment and software was $14.8 million and $27.9 million for the second quarter and first half of 2025, respectively. Depreciation and amortization expense on property, equipment and software was $12.2 million and $23.9 million for the second quarter and first half of 2024, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both June 30, 2025 and December 31, 2024. The Company did not record any goodwill impairment expense during the second quarters and first halves of 2025 and 2024. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Intangible Assets

Intangible assets consist of customer relationships. Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	June 30, 2025	December 31, 2024
Gross carrying value	$54,500	$54,500
Accumulated amortization	(47,432)	(45,914)
Net carrying value	$7,068	$8,586

The customer relationship intangible assets are amortized on an accelerated basis from ten to fourteen years. Amortization expense associated with intangible assets for the second quarter and first half of 2025 was $0.7 million and $1.5 million, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2024 was $0.9 million and $1.8 million, respectively. There was no impairment loss for the second quarters and first halves of 2025 and 2024.

The expected future amortization expense for intangible assets as of June 30, 2025, is as follows:

2025	$1,383
2026	2,252
2027	1,603
2028	945
2029	568
Thereafter	317
Total	$7,068

11. Other Assets

Other assets consist of the following:

	June 30, 2025	December 31, 2024
Deferred tax assets, net (1)	$121,793	$137,155
Servicing assets (2)	58,131	61,020
Nonmarketable equity investments	47,203	44,114
Accrued interest receivable	39,958	40,388
Operating lease assets	17,194	21,304
Intangible assets, net (3)	7,068	8,586
Other	87,286	91,415
Total other assets	$378,633	$403,982
(1)    See “Note 16. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $7.2 billion and $7.3 billion as of June 30, 2025 and December 31, 2024, respectively.
(3)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Deposits

Deposits consist of the following:

	June 30, 2025	December 31, 2024
Interest-bearing deposits:
Savings and money market accounts	$6,429,234	$5,903,869
Certificates of deposit	1,898,714	2,294,214
Checking accounts	457,779	478,036
Total	8,785,727	8,676,119
Noninterest-bearing deposits	350,397	392,118
Total deposits	$9,136,124	$9,068,237

Total certificates of deposit at June 30, 2025 are scheduled to mature as follows:

2025	$920,711
2026	945,164
2027	19,769
2028	2,454
2029	10,189
Thereafter	427
Total certificates of deposit (1)	$1,898,714
(1)    Certificates of deposit in excess of the FDIC insurance limit of $250 thousand per account holder totaled $99.2 million at June 30, 2025.

13. Borrowings

The Company did not have any debt outstanding as of June 30, 2025 or December 31, 2024.

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	June 30, 2025		December 31, 2024
	Available Borrowing Capacity	Pledged Collateral (1)	Available Borrowing Capacity	Pledged Collateral (2)
FRB Discount Window	$3,147,467	$4,040,978	$2,635,034	$3,245,547
FHLB of Des Moines	604,991	799,732	626,117	829,885
Total	$3,752,458	$4,840,710	$3,261,151	$4,075,432
(1)    As of June 30, 2025, the Company had $4.0 billion in loans pledged under the Federal Reserve System (FRB) Discount Window, and $428.3 million in loans and $371.5 million in securities available for sale at fair value pledged to the Federal Home Loan Bank (FHLB) of Des Moines.
(2)    As of December 31, 2024, the Company had $3.2 billion in loans pledged under the FRB Discount Window, and $456.4 million in loans and $373.5 million in securities available for sale at fair value pledged to the FHLB of Des Moines.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

14. Other Liabilities

Other liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$67,509	$78,131
Due to borrowers (1)	61,614	24,449
Operating lease liabilities	22,389	28,502
Payable to investors (2)	21,089	22,833
Other	60,573	66,626
Total other liabilities	$233,174	$220,541
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

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	$9,236	$11,573	$18,310	$23,555
PBRSUs	1,270	(258)	2,117	1,359
Stock-based compensation expense, gross	10,506	11,315	20,427	24,914
Less: Capitalized stock-based compensation expense	1,441	1,866	2,843	3,921
Stock-based compensation expense, net	$9,065	$9,449	$17,584	$20,993

Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	5,638,230	$8.78
Granted	2,413,696	$11.50
Vested	(1,770,595)	$9.21
Forfeited/expired	(285,168)	$9.78
Unvested at June 30, 2025	5,996,163	$9.70

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the first half of 2025, the Company granted 2,413,696 RSUs with an aggregate fair value of $27.8 million.

As of June 30, 2025, there was $50.0 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.7 years, subject to any forfeitures.

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

The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	1,212,209	$8.68
Granted	325,472	$10.94
Forfeited/expired	(376,862)	$10.09
Unvested at June 30, 2025	1,160,819	$8.86

During the first half of 2025, the Company granted 325,472 PBRSUs with an aggregate fair value of $3.6 million.

As of June 30, 2025, there was $5.9 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.3 years, subject to any forfeitures.

16. Income Taxes

For the second quarter and first half of 2025, the Company recorded an income tax expense of $15.8 million and $19.8 million, respectively, representing an effective tax rate of 29.3% and 28.5%, respectively. For the second quarter and first half of 2024, the Company recorded an income tax expense of $4.5 million and $8.8 million, respectively, representing an effective tax rate of 23.3% and 24.5%, respectively. The effective tax rates differ from the federal statutory rate due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. Additionally, on June 27, 2025, California Senate Bill 132 was signed into law, requiring that banks and financial companies transition from an equally weighted three-factor apportionment formula to a single-sales-factor apportionment formula, effective for tax years beginning in 2025. As a result, the Company’s 2025 state tax rate decreased, requiring a revaluation of its deferred tax assets. This revaluation resulted in the recognition of a discrete tax expense in the second quarter of 2025.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the Company’s net deferred tax assets:

	June 30, 2025	December 31, 2024
Deferred tax assets, net of liabilities	$168,118	$183,480
Valuation allowance	(46,325)	(46,325)
Deferred tax assets, net of valuation allowance	$121,793	$137,155

17. Leases

Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah area, Boston, Massachusetts, and New York, New York. In April 2025, the Company acquired an office building located in San Francisco, California, which will be used as its headquarters beginning in the second quarter of 2026, following the expiration of its current San Francisco lease. As of June 30, 2025, the remaining leases have lease terms ranging from approximately three to four years. As of June 30, 2025, the Company pledged $0.5 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	June 30, 2025	December 31, 2024
Operating lease assets	Other assets	$17,194	$21,304
Operating lease liabilities	Other liabilities	$22,389	$28,502

Net lease costs were $2.7 million and $5.5 million during the second quarter and first half of 2025, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement. Net lease costs were $2.7 million and $5.2 million during the second quarter and first half of 2024, respectively.

The Company’s future minimum undiscounted lease payments under operating leases as of June 30, 2025 were as follows:

2025	$6,989
2026	7,973
2027	5,010
2028	4,046
2029	909
Total lease payments	$24,927
Discount effect	(2,538)
Present value of future minimum lease payments	$22,389

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	2.71	2.98
Weighted-average discount rate	4.76%	4.87%

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Lessor Arrangements

Operating Leases

The Company leases space in its office building to third-party tenants under operating lease agreements with initial term expiration dates ranging from 2025 to 2034. Some of the agreements include options to extend the lease term for an additional two to five years.

The Company earns rental income from such leases which is recorded within “Other non-interest income” on the Income Statement. For both the second quarter and first half of 2025, rental income totaled $1.9 million.

Future fixed lease payments to be received by the Company as of June 30, 2025, under non-cancelable operating leases, were as follows:

2025	$3,290
2026	4,893
2027	3,580
2028	2,532
2029	1,932
Thereafter	8,205
Total lease payments	$24,432

Sales-type Leases

The Company has sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term. For the second quarter and first half of 2025, interest earned on Equipment Finance was $0.7 million and $1.6 million, respectively, and is included in “Interest and fees on loans and leases held for investment” on the Income Statement. For the second quarter and first half of 2024, interest earned on Equipment Finance was $1.4 million and $3.1 million, respectively.

The components of Equipment Finance assets are as follows:

	June 30, 2025	December 31, 2024
Lease receivables	$35,956	$49,290
Unguaranteed residual asset values	18,416	20,728
Unearned income	(4,706)	(6,125)
Deferred costs	225	339
Total	$49,891	$64,232

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Future minimum lease payments based on maturity of the Company’s sales-type leases as of June 30, 2025 were as follows:

2025	$10,308
2026	13,540
2027	7,800
2028	3,843
2029	1,583
Total lease payments	$37,074
Discount effect	(1,118)
Present value of future minimum lease payments	$35,956

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

Unfunded Loan Commitments

As of June 30, 2025 and December 31, 2024, the contractual amount of unfunded loan commitments was $103.4 million and $105.0 million, respectively. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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
The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At June 30, 2025 and December 31, 2024, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as “well-capitalized” institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since June 30, 2025 that management believes would change the Company’s categorization.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as LC Bank’s regulatory minimum and “well capitalized” requirements (dollars in millions):

	June 30, 2025		December 31, 2024		Required Minimum(1)	Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,268.1	17.5%	$1,188.6	17.3%	7.0%	N/A
Tier 1 capital	$1,268.1	17.5%	$1,188.6	17.3%	8.5%	6.0%
Total capital	$1,360.5	18.8%	$1,276.5	18.5%	10.5%	10.0%
Tier 1 leverage	$1,268.1	12.2%	$1,188.6	11.0%	4.0%	N/A
Risk-weighted assets	$7,230.3	N/A	$6,887.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,371.5	N/A	$10,814.0	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,112.1	15.5%	$1,101.4	16.1%	7.0%	6.5%
Tier 1 capital	$1,112.1	15.5%	$1,101.4	16.1%	8.5%	8.0%
Total capital	$1,203.9	16.8%	$1,188.5	17.4%	10.5%	10.0%
Tier 1 leverage	$1,112.1	10.8%	$1,101.4	10.3%	4.0%	5.0%
Risk-weighted assets	$7,181.0	N/A	$6,823.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,272.1	N/A	$10,696.7	N/A	N/A	N/A
N/A – Not applicable
(1)     Required minimums presented for risk-based capital ratios include the required capital conservation buffer of 2.5%.
(2)     CET1 capital consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including deductions for goodwill and other intangible assets.

Federal laws and regulations limit the ability of national banks, such as LC Bank, to pay dividends based upon, among other things, maintaining required levels of regulatory capital and retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. During the first quarter of 2025, LC Bank paid a $50 million cash dividend to LendingClub Corporation to return a capital contribution made by LendingClub Corporation to LC Bank in the second half of 2024. LC Bank has not otherwise declared any dividends.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$73,424	$39,533	$9,989	$10,946	$83,413	$50,479
Other non-interest income	14,095	12,387	1,789	1,903	15,884	14,290
Total non-interest income	87,519	51,920	11,778	12,849	99,297	64,769

Interest income:
Interest income	236,958	217,814	139	1,820	237,097	219,634
Interest expense	(82,848)	(90,888)	—	(218)	(82,848)	(91,106)
Net interest income	154,110	126,926	139	1,602	154,249	128,528

Total net revenue	241,629	178,846	11,917	14,451	253,546	193,297

Provision for credit losses	(39,733)	(35,561)	—	—	(39,733)	(35,561)

Non-interest expense:
Compensation and benefits	(60,207)	(54,862)	(1,782)	(1,678)	(61,989)	(56,540)
Marketing	(33,580)	(26,665)	—	—	(33,580)	(26,665)
Equipment and software	(14,474)	(12,333)	(21)	(27)	(14,495)	(12,360)
Depreciation and amortization	(14,251)	(10,896)	(1,209)	(2,176)	(15,460)	(13,072)
Professional services	(10,019)	(7,520)	(281)	(284)	(10,300)	(7,804)
Occupancy	(2,845)	(1,894)	(1,942)	(2,047)	(4,787)	(3,941)
Other non-interest expense	(15,557)	(12,687)	(3,661)	(5,245)	(19,218)	(17,932)
Total non-interest expense	(150,933)	(126,857)	(8,896)	(11,457)	(159,829)	(138,314)
Income tax expense	(13,534)	(3,872)	(2,272)	(647)	(15,806)	(4,519)
Net income(1)	$37,429	$12,556	$749	$2,347	$38,178	$14,903
Capital expenditures	$90,694	$12,865	$—	$—	$90,694	$12,865
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Six Months Ended June 30,	2025	2024	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$125,634	$78,048	$15,784	$20,774	$141,418	$98,822
Other non-interest income	27,036	26,082	3,780	3,849	30,816	29,931
Total non-interest income	152,670	104,130	19,564	24,623	172,234	128,753

Interest income:
Interest income	468,713	422,621	443	4,364	469,156	426,985
Interest expense	(164,950)	(175,011)	—	(558)	(164,950)	(175,569)
Net interest income	303,763	247,610	443	3,806	304,206	251,416

Total net revenue	456,433	351,740	20,007	28,429	476,440	380,169

Provision for credit losses	(97,882)	(67,488)	—	—	(97,882)	(67,488)

Non-interest expense:
Compensation and benefits	(117,070)	(112,874)	(3,308)	(3,220)	(120,378)	(116,094)
Marketing	(62,819)	(50,801)	—	—	(62,819)	(50,801)
Equipment and software	(29,093)	(24,969)	(46)	(75)	(29,139)	(25,044)
Depreciation and amortization	(26,794)	(21,062)	(2,575)	(4,683)	(29,369)	(25,745)
Professional services	(19,656)	(14,506)	(408)	(389)	(20,064)	(14,895)
Occupancy	(5,246)	(3,690)	(3,886)	(4,112)	(9,132)	(7,802)
Other non-interest expense	(30,004)	(25,451)	(7,974)	(10,899)	(37,978)	(36,350)
Total non-interest expense	(290,682)	(253,353)	(18,197)	(23,378)	(308,879)	(276,731)
Income tax expense	(18,406)	(7,557)	(1,424)	(1,240)	(19,830)	(8,797)
Net income (1)	$49,463	$23,342	$386	$3,811	$49,849	$27,153
Capital expenditures	$103,760	$24,646	$—	$—	$103,760	$24,646
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total net revenue – reportable segments	$253,546	$193,297	$476,440	$380,169
Intercompany eliminations	(5,111)	(6,056)	(10,294)	(12,240)
Total net revenue – consolidated	$248,435	$187,241	$466,146	$367,929

Each expense item reported above represents the Company’s “significant segment expenses” as they are separately evaluated by the CODM, with the exception of “Other non-interest expense” which represents “other segment items” and encompasses various miscellaneous operating expenses.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Assets
Total cash and cash equivalents	$731,078	$932,463	$136,588	$65,981	$867,666	$998,444
Restricted cash	—	—	28,911	27,536	28,911	27,536
Securities available for sale at fair value	3,527,142	3,452,648	—	—	3,527,142	3,452,648
Loans held for sale at fair value	1,008,168	636,352	—	—	1,008,168	636,352
Loans and leases held for investment, net	4,133,332	3,889,084	—	—	4,133,332	3,889,084
Loans held for investment at fair value	629,615	1,023,226	2,121	4,572	631,736	1,027,798
Property, equipment and software, net	240,322	158,995	5,962	8,537	246,284	167,532
Investment in subsidiary	—	—	892,303	910,544	892,303	910,544
Goodwill	75,717	75,717	—	—	75,717	75,717
Other assets	316,067	300,621	83,592	121,198	399,659	421,819
Total assets	10,661,441	10,469,106	1,149,477	1,138,368	11,810,918	11,607,474
Liabilities and Equity
Total deposits	9,258,380	9,116,821	—	—	9,258,380	9,116,821
Other liabilities	198,473	177,711	55,727	60,667	254,200	238,378
Total liabilities	9,456,853	9,294,532	55,727	60,667	9,512,580	9,355,199
Total equity	1,204,588	1,174,574	1,093,750	1,077,701	2,298,338	2,252,275
Total liabilities and equity	$10,661,441	$10,469,106	$1,149,477	$1,138,368	$11,810,918	$11,607,474

	June 30, 2025	December 31, 2024
Total assets – reportable segments	$11,810,918	$11,607,474
Intercompany eliminations	(1,035,585)	(976,965)
Total assets – consolidated	$10,775,333	$10,630,509

	June 30, 2025	December 31, 2024
Total liabilities and equity – reportable segments	$11,810,918	$11,607,474
Intercompany eliminations – liabilities	(143,282)	(66,421)
Intercompany eliminations – equity	(892,303)	(910,544)
Total liabilities and equity – consolidated	$10,775,333	$10,630,509

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

Executive Summary

The following is a summary of our results for the second quarter of 2025 compared to the same period in 2024, reflecting growth in loan originations, total net revenue and net income:

•Loan originations: Loan originations for the second quarter of 2025 increased $578.6 million, or 32%, year over year. The increase was driven by an increase in unsecured personal loan origination volume.
◦Loan originations held for investment (HFI) at amortized cost for the second quarter of 2025 increased $353.6 million, or 105%, year over year. Loan originations HFI at amortized cost as a percentage of loan originations was 29% and 19% for the second quarters of 2025 and 2024, respectively.
◦Loan originations held for sale (HFS) for the second quarter of 2025 increased $225.0 million, or 15%, year over year, driven by an increase in marketplace investor demand and a higher retention of HFS loans into our Extended Seasoning program. Loan originations HFS as a percentage of loan originations was 71% and 81% for the second quarters of 2025 and 2024, respectively.

•Total net revenue: Total net revenue for the second quarter of 2025 increased $61.2 million, or 33%, year over year.
◦Marketplace revenue: Marketplace revenue for the second quarter of 2025 increased $33.3 million, or 59%, year over year. The increase was primarily due to higher origination volumes of marketplace loans, improved loan sales prices and lower fair value adjustments based on improved credit performance in the second quarter of 2025.
◦Net interest income: Net interest income for the second quarter of 2025 increased $25.7 million, or 20%, year over year primarily due to an increase in total interest-earning assets and a decrease in interest expense associated with a lower average rate on interest-bearing deposits.
◦Net interest margin: Net interest margin for the second quarter of 2025 was 6.14%, increasing from 5.75% in the second quarter of 2024.

•Provision for credit losses: Provision for credit losses for the second quarter of 2025 increased $4.2 million, or 12%, year over year. The increase was primarily driven by an increase in initial provision for credit losses from a higher volume of originated loans retained as HFI at amortized cost. The increase was offset by improved credit performance in the second quarter of 2025.

•Total non-interest expense: Total non-interest expense for the second quarter of 2025 increased $22.5 million, or 17%, year over year. The increase was primarily due to an increase in marketing expense based on higher origination volume and the resumption of certain marketing initiatives. The increase was also due to an increase in compensation and benefits expense based on higher variable compensation expense and an increase in headcount.

•Net income: Net income for the second quarter of 2025 increased $23.3 million, or 156%, year over year.

•Diluted earnings per share (EPS): Diluted EPS was $0.33, compared to $0.13 for the second quarter of 2024.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
•Pre-provision net revenue (PPNR): PPNR for the second quarter of 2025 increased $38.7 million, or 70%, year over year, driven by an increase in total net revenue, partially offset by an increase in non-interest expense.

•Total assets: Total assets as of June 30, 2025 increased $1.2 billion, or 12%, year over year. The increase primarily reflects growth in securities related to our Structured Program transactions as well as in our loan portfolios.

•Deposits: Total deposits as of June 30, 2025 increased $1.0 billion, or 13%, year over year. The increase was primarily due to growth in our high-yield savings deposits. Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 86% of total deposits as of June 30, 2025.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights
We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	As of and for the Three Months Ended			As of and for the Six Months Ended June 30,
	June 30, 2025	March 31, 2025	June 30, 2024	2025	2024
Non-interest income	$94,186	$67,754	$58,713	$161,940	$116,513
Net interest income	154,249	149,957	128,528	304,206	251,416
Total net revenue	248,435	217,711	187,241	466,146	367,929
Non-interest expense	154,718	143,867	132,258	298,585	264,491
Pre-provision net revenue (1)	93,717	73,844	54,983	167,561	103,438
Provision for credit losses	39,733	58,149	35,561	97,882	67,488
Income before income tax expense	53,984	15,695	19,422	69,679	35,950
Income tax expense	(15,806)	(4,024)	(4,519)	(19,830)	(8,797)
Net income	38,178	11,671	14,903	49,849	27,153

Basic EPS	$0.33	$0.10	$0.13	$0.44	$0.24
Diluted EPS	$0.33	$0.10	$0.13	$0.43	$0.24

LendingClub Corporation Performance Metrics:
Net interest margin	6.14%	5.97%	5.75%	6.05%	5.75%
Efficiency ratio (2)	62.3%	66.1%	70.6%	64.1%	71.9%
Return on average equity (ROE)	11.1%	3.5%	4.7%	7.3%	4.3%
Return on tangible common equity (ROTCE) (1)	11.8%	3.7%	5.1%	7.8%	4.6%
Return on average total assets (ROA)	1.5%	0.4%	0.6%	1.0%	0.6%
Marketing as a % of loan originations	1.40%	1.47%	1.47%	1.43%	1.47%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	17.5%	17.8%	17.9%
Tier 1 leverage ratio	12.2%	11.7%	12.1%
Book value per common share	$12.25	$11.95	$11.52
Tangible book value per common share (1)	$11.53	$11.22	$10.75

Loan Originations (in millions) (3):
Marketplace loans	$1,702	$1,314	$1,477	$3,016	$2,838
Loan originations held for investment	689	675	336	1,364	621
Total loan originations	$2,391	$1,989	$1,813	$4,380	$3,459
Loan originations held for investment as a % of total loan originations	29%	34%	19%	31%	18%

Servicing Portfolio AUM (in millions) (4):
Total servicing portfolio	$12,524	$12,241	$12,999
Loans serviced for others	$7,185	$7,130	$8,337
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of and for the Three Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024
Balance Sheet Data:
Securities available for sale	$3,527,142	$3,426,571	$2,814,383
Loans held for sale at fair value	$1,008,168	$703,378	$791,059
Loans and leases held for investment at amortized cost	$4,386,321	$4,215,449	$4,228,391
Gross allowance for loan and lease losses (1)	$(293,707)	$(288,308)	$(285,368)
Recovery asset value (2)	$40,718	$44,115	$56,459
Allowance for loan and lease losses	$(252,989)	$(244,193)	$(228,909)
Loans and leases held for investment at amortized cost, net	$4,133,332	$3,971,256	$3,999,482
Loans held for investment at fair value	$631,736	$818,882	$339,222
Total loans and leases held for investment	$4,765,068	$4,790,138	$4,338,704
Total assets	$10,775,333	$10,483,096	$9,586,050
Total deposits	$9,136,124	$8,905,902	$8,095,328
Total liabilities	$9,369,298	$9,118,579	$8,298,105
Total equity	$1,406,035	$1,364,517	$1,287,945

Allowance Ratios (3):
ALLL to total loans and leases held for investment at amortized cost	5.8%	5.8%	5.4%
ALLL to commercial loans and leases held for investment at amortized cost	2.3%	2.7%	2.7%
ALLL to consumer loans and leases held for investment at amortized cost	6.4%	6.3%	5.9%
Gross ALLL to consumer loans and leases held for investment at amortized cost	7.5%	7.5%	7.5%

Net charge-offs	$31,800	$48,923	$66,818
Net charge-off ratio (4)	3.0%	4.8%	6.2%
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.
(3)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.
(4)    Calculated as annualized net charge-offs divided by average outstanding loans and leases HFI at amortized cost, net, during the period.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2025	March 31, 2025	June 30, 2024	Q2 2025 vs Q1 2025	Q2 2025 vs Q2 2024
Non-interest income:
Marketplace revenue	$89,644	$65,643	$56,353	37%	59%
Other non-interest income	4,542	2,111	2,360	115%	92%
Total non-interest income	94,186	67,754	58,713	39%	60%

Interest income:
Interest on loans held for sale	32,489	21,814	26,721	49%	22%
Interest and fees on loans and leases held for investment	122,395	118,949	124,819	3%	(2)%
Interest on loans held for investment at fair value	19,761	25,410	12,047	(22)%	64%
Interest on securities available for sale	55,339	56,280	42,879	(2)%	29%
Other interest income	7,113	9,606	13,168	(26)%	(46)%
Total interest income	237,097	232,059	219,634	2%	8%

Interest expense:
Interest on deposits	82,845	82,100	90,193	1%	(8)%
Other interest expense	3	2	913	50%	(100)%
Total interest expense	82,848	82,102	91,106	1%	(9)%

Net interest income	154,249	149,957	128,528	3%	20%

Total net revenue	248,435	217,711	187,241	14%	33%

Provision for credit losses	39,733	58,149	35,561	(32)%	12%

Non-interest expense:
Compensation and benefits	61,989	58,389	56,540	6%	10%
Marketing	33,580	29,239	26,665	15%	26%
Equipment and software	14,495	14,644	12,360	(1)%	17%
Depreciation and amortization	15,460	13,909	13,072	11%	18%
Professional services	10,300	9,764	7,804	5%	32%
Occupancy	4,787	4,345	3,941	10%	21%
Other non-interest expense	14,107	13,577	11,876	4%	19%
Total non-interest expense	154,718	143,867	132,258	8%	17%

Income before income tax expense	53,984	15,695	19,422	244%	178%
Income tax expense	(15,806)	(4,024)	(4,519)	293%	250%
Net income	$38,178	$11,671	$14,903	227%	156%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2025	2024	Change (%)
Non-interest income:
Marketplace revenue	$155,287	$112,244	38%
Other non-interest income	6,653	4,269	56%
Total non-interest income	161,940	116,513	39%

Interest income:
Interest on loans held for sale	54,303	41,420	31%
Interest and fees on loans and leases held for investment	241,344	257,212	(6)%
Interest on loans held for investment at fair value	45,171	20,456	121%
Interest on securities available for sale	111,619	78,226	43%
Other	16,719	29,671	(44)%
Total interest income	469,156	426,985	10%

Interest expense:
Interest on deposits	164,945	174,156	(5)%
Other interest expense	5	1,413	(100)%
Total interest expense	164,950	175,569	(6)%

Net interest income	304,206	251,416	21%

Total net revenue	466,146	367,929	27%

Provision for credit losses	97,882	67,488	45%

Non-interest expense:
Compensation and benefits	120,378	116,094	4%
Marketing	62,819	50,801	24%
Equipment and software	29,139	25,044	16%
Depreciation and amortization	29,369	25,745	14%
Professional services	20,064	14,895	35%
Occupancy	9,132	7,802	17%
Other non-interest expense	27,684	24,110	15%
Total non-interest expense	298,585	264,491	13%

Income before income tax expense	69,679	35,950	94%
Income tax expense	(19,830)	(8,797)	125%
Net income	$49,849	$27,153	84%

The analysis below is presented for the following periods: Second quarter of 2025 compared to the first quarter of 2025 (sequential), second quarter of 2025 compared to the second quarter of 2024 (year over year) and first half of 2025 compared to the first half of 2024 (six months over six months).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	June 30, 2025	March 31, 2025	June 30, 2024	Q2 2025 vs Q1 2025	Q2 2025 vs Q2 2024
Origination fees	$87,578	$69,944	$77,131	25%	14%
Servicing fees	16,395	12,748	19,869	29%	(17)%
Gain on sales of loans	13,540	12,202	10,748	11%	26%
Net fair value adjustments	(27,869)	(29,251)	(51,395)	5%	46%
Total marketplace revenue	$89,644	$65,643	$56,353	37%	59%

	Six Months Ended June 30,
	2025	2024	Change (%)
Origination fees	$157,522	$147,210	7%
Servicing fees	29,143	39,461	(26)%
Gain on sales of loans	25,742	21,657	19%
Net fair value adjustments	(57,120)	(96,084)	41%
Total marketplace revenue	$155,287	$112,244	38%

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

The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Change (%)
	June 30, 2025	March 31, 2025	June 30, 2024	Q2 2025 vs Q1 2025	Q2 2025 vs Q2 2024
Marketplace loans	$1,702,108	$1,314,264	$1,477,116	30%	15%
Loan originations held for investment	689,232	674,673	335,646	2%	105%
Total loan originations (1)	$2,391,340	$1,988,937	$1,812,762	20%	32%

	Six Months Ended June 30,
	2025	2024	Change (%)
Marketplace loans	$3,016,372	$2,838,293	6%
Loan originations held for investment	1,363,905	620,968	120%
Total loan originations (1)	$4,380,277	$3,459,261	27%
(1)    Includes unsecured personal loans and auto loans only.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Sequential: Origination fees were $87.6 million and $69.9 million for the second and first quarters of 2025, respectively, an increase of 25%.

Year Over Year: Origination fees were $87.6 million and $77.1 million for the second quarters of 2025 and 2024, respectively, an increase of 14%.

Six Months Over Six Months: Origination fees were $157.5 million and $147.2 million for the first halves of 2025 and 2024, respectively, an increase of 7%.

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

	As of the period ended			Change (%)
	June 30, 2025	March 31, 2025	June 30, 2024	Q2 2025 vs Q1 2025	Q2 2025 vs Q2 2024
AUM (in millions):
Loans sold	$7,185	$7,130	$8,345	1%	(14)%
Loans held by LendingClub Bank	5,339	5,111	4,654	4%	15%
Total AUM	$12,524	$12,241	$12,999	2%	(4)%

In addition to the loans serviced on our marketplace platform, we serviced $52.8 million, $93.1 million and $111.6 million in outstanding principal balance of commercial loans sold as of June 30, 2025, March 31, 2025 and June 30, 2024, respectively.

Sequential: Servicing fees were $16.4 million and $12.7 million for the second and first quarters of 2025, respectively, an increase of 29%. The increase was primarily due to the prior-quarter reduction in the fair value of the servicing asset, which was based on higher future expected borrower prepayments.

Year Over Year: Servicing fees were $16.4 million and $19.9 million for the second quarters of 2025 and 2024, respectively, a decrease of 17%. The decrease was primarily due to a lower principal balance of loans serviced and a reduction in servicing fees on delinquent loan collections.

Six Months Over Six Months: Servicing fees were $29.1 million and $39.5 million for the first halves of 2025 and 2024, respectively, a decrease of 26%. The decrease was primarily due to a lower principal balance of loans serviced and a reduction in servicing fees on delinquent loan collections. In addition, the decrease was also due to the prior-quarter reduction in the fair value of the servicing asset, which was based on higher future expected borrower prepayments.

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

The following tables present the unpaid principal balance of the volume of marketplace loans sold, which is a key driver of our gain on sales revenue, during each of the periods set forth below:

	Three Months Ended			Change (%)
	June 30, 2025	March 31, 2025	June 30, 2024	Q2 2025 vs Q1 2025	Q2 2025 vs Q2 2024
Marketplace loans sold (1)	$1,242,740	$1,117,973	$1,078,288	11%	15%

	Six Months Ended June 30,
	2025	2024	Change (%)
Marketplace loans sold (1)	$2,360,713	$2,176,731	8%
(1)    Includes unsecured personal loans and auto loans only.

Sequential: Gain on sales of loans was $13.5 million and $12.2 million for the second and first quarters of 2025, respectively, an increase of 11%. The increase was primarily driven by the increase in the volume of marketplace loans sold.

Year Over Year: Gain on sales of loans was $13.5 million and $10.7 million for the second quarters of 2025 and 2024, respectively, an increase of 26%. The increase was primarily driven by the increase in the volume of marketplace loans sold as well as higher Structured Program transaction expenses in the second quarter of 2024.

Six Months Over Six Months: Gain on sales of loans was $25.7 million and $21.7 million for the first halves of 2025 and 2024, respectively, an increase of 19%. The increase was primarily driven by the increase in the volume of marketplace loans sold as well as higher Structured Program transaction expenses in the first half of 2024.

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

Sequential: Net fair value adjustments were $(27.9) million and $(29.3) million for the second and first quarters of 2025, respectively, a decreased loss of $1.4 million.

Year Over Year: Net fair value adjustments were $(27.9) million and $(51.4) million for the second quarters of 2025 and 2024, respectively, a decreased loss of $23.5 million.

Six Months Over Six Months: Net fair value adjustments were $(57.1) million and $(96.1) million for the first halves of 2025 and 2024, respectively, a decreased loss of $39.0 million.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The reductions were primarily due to improved loan sale prices and lower fair value adjustments based on improved credit performance in the second quarter of 2025, partially offset by an increase in the origination volume of marketplace loans.

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

	Three Months Ended June 30, 2025			Three Months Ended March 31, 2025			Three Months Ended June 30, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$679,603	$7,113	4.19%	$893,058	$9,606	4.30%	$976,330	$13,168	5.40%
Securities available for sale at fair value	3,411,020	55,339	6.49%	3,397,720	56,280	6.63%	2,406,767	42,879	7.13%
Loans held for sale at fair value	1,061,845	32,489	12.24%	723,972	21,814	12.05%	838,143	26,721	12.75%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,177,439	107,829	13.57%	3,097,136	104,722	13.53%	3,243,161	108,425	13.37%
Commercial and other consumer loans	999,148	14,566	5.83%	1,012,060	14,227	5.62%	1,097,846	16,394	5.97%
Loans and leases held for investment at amortized cost	4,176,587	122,395	11.72%	4,109,196	118,949	11.58%	4,341,007	124,819	11.50%
Loans held for investment at fair value	722,685	19,761	10.94%	921,008	25,410	11.04%	383,872	12,047	12.55%
Total loans and leases held for investment	4,899,272	142,156	11.61%	5,030,204	144,359	11.48%	4,724,879	136,866	11.59%
Total interest-earning assets	10,051,740	237,097	9.44%	10,044,954	232,059	9.24%	8,946,119	219,634	9.82%

Cash and due from banks and restricted cash	38,746			30,084			55,906
Allowance for loan and lease losses	(247,133)			(239,608)			(245,478)
Other non-interest earning assets	633,711			593,740			632,253
Total assets	$10,477,064			$10,429,170			$9,388,800

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$558,506	$2,275	1.63%	$565,981	$2,317	1.66%	$1,097,696	$10,084	3.69%
Savings accounts and certificates of deposit	8,018,517	80,570	4.03%	7,954,562	79,783	4.07%	6,449,061	80,109	5.00%
Interest-bearing deposits	8,577,023	82,845	3.87%	8,520,543	82,100	3.91%	7,546,757	90,193	4.81%
Other interest-bearing liabilities	220	3	4.54%	222	2	4.47%	56,628	913	6.45%
Total interest-bearing liabilities	8,577,243	82,848	3.87%	8,520,765	82,102	3.91%	7,603,385	91,106	4.82%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2025			Three Months Ended March 31, 2025			Three Months Ended June 30, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Noninterest-bearing deposits	282,113			321,777			303,199
Other liabilities	236,509			237,155			215,608
Total liabilities	$9,095,865			$9,079,697			$8,122,192

Total equity	$1,381,199			$1,349,473			$1,266,608
Total liabilities and equity	$10,477,064			$10,429,170			$9,388,800

Interest rate spread			5.57%			5.33%			5.00%

Net interest income and net interest margin		$154,249	6.14%		$149,957	5.97%		$128,528	5.75%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.

An analysis of the sequential and year-over-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(2,241)	$(252)	$(2,493)
Securities available for sale at fair value	219	(1,160)	(941)
Loans held for sale at fair value	10,333	342	10,675
Loans and leases held for investment at amortized cost	1,965	1,481	3,446
Loans held for investment at fair value	(5,424)	(225)	(5,649)
Total increase in interest income on interest-earning assets	$4,852	$186	$5,038
Interest-bearing liabilities
Checking and money market accounts	$(18)	$(24)	$(42)
Savings accounts and certificates of deposit	1,060	(273)	787
Interest-bearing deposits	1,042	(297)	745
Other interest-bearing liabilities	1	—	1
Total increase (decrease) in interest expense on interest-bearing liabilities	$1,043	$(297)	$746

Increase in net interest income	$3,809	$483	$4,292
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(3,485)	$(2,570)	$(6,055)
Securities available for sale at fair value	16,575	(4,115)	12,460
Loans held for sale at fair value	6,882	(1,114)	5,768
Loans and leases held for investment at amortized cost	(4,789)	2,365	(2,424)
Loans held for investment at fair value	9,902	(2,188)	7,714
Total increase (decrease) in interest income on interest-earning assets	$25,085	$(7,622)	$17,463
Interest-bearing liabilities
Checking and money market accounts	$(3,656)	$(4,153)	$(7,809)
Savings accounts and certificates of deposit	17,611	(17,150)	461
Interest-bearing deposits	13,955	(21,303)	(7,348)
Other interest-bearing liabilities	(701)	(209)	(910)
Total increase (decrease) in interest expense on interest-bearing liabilities	$13,254	$(21,512)	$(8,258)

Increase in net interest income	$11,831	$13,890	$25,721
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
An analysis of the six months over six months changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$786,920	$16,719	4.25%	$1,096,862	$29,671	5.41%
Securities available for sale at fair value	3,404,333	111,619	6.56%	2,189,664	78,226	7.15%
Loans held for sale at fair value	891,975	54,303	12.18%	652,709	41,420	12.69%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,137,066	212,552	13.55%	3,380,631	224,480	13.28%
Commercial and other consumer loans	1,005,640	28,792	5.73%	1,106,888	32,732	5.91%
Loans and leases held for investment at amortized cost	4,142,706	241,344	11.65%	4,487,519	257,212	11.46%
Loans held for investment at fair value	822,395	45,171	10.99%	320,105	20,456	12.78%
Total loans and leases held for investment	4,965,101	286,515	11.54%	4,807,624	277,668	11.55%
Total interest-earning assets	10,048,329	469,156	9.34%	8,746,859	426,985	9.76%

Cash and due from banks and restricted cash	34,391			57,173
Allowance for loan and lease losses	(243,350)			(268,323)
Other non-interest earning assets	613,615			631,860
Total assets	$10,452,985			$9,167,569

Interest-bearing liabilities
Interest-bearing deposits:
Checking and money market accounts	$562,265	$4,592	1.65%	$1,076,155	$19,494	3.64%
Savings accounts and certificates of deposit	7,986,363	160,353	4.05%	6,259,502	154,662	4.97%
Interest-bearing deposits	8,548,628	164,945	3.89%	7,335,657	174,156	4.77%
Other interest-bearing liabilities	221	5	4.51%	41,599	1,413	6.80%
Total interest-bearing liabilities	8,548,849	164,950	3.89%	7,377,256	175,569	4.79%

Noninterest-bearing deposits	302,055			310,315
Other liabilities	236,833			218,076
Total liabilities	$9,087,737			$7,905,647

Total equity	$1,365,248			$1,261,922
Total liabilities and equity	$10,452,985			$9,167,569

Interest rate spread			5.45%			4.98%

Net interest income and net interest margin		$304,206	6.05%		$251,416	5.75%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(7,361)	$(5,591)	$(12,952)
Securities available for sale at fair value	40,287	(6,894)	33,393
Loans held for sale at fair value	14,627	(1,744)	12,883
Loans and leases held for investment at amortized cost	(20,032)	4,164	(15,868)
Loans held for investment at fair value	27,959	(3,244)	24,715
Total increase (decrease) in interest income on interest-earning assets	$55,480	$(13,309)	$42,171
Interest-bearing liabilities
Checking and money market accounts	$(6,939)	$(7,963)	$(14,902)
Savings accounts and certificates of deposit	37,861	(32,170)	5,691
Interest-bearing deposits	30,922	(40,133)	(9,211)
Other interest-bearing liabilities	(1,051)	(357)	(1,408)
Total increase (decrease) in interest expense on interest-bearing liabilities	$29,871	$(40,490)	$(10,619)

Increase in net interest income	$25,609	$27,181	$52,790
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

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations held for investment in each period, which is a key driver for credit loss expense:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2025	March 31, 2025	June 30, 2024	2025	2024
Credit loss expense for loans and leases held for investment	$40,596	$56,382	$36,577	$96,978	$65,823
Credit loss (benefit) expense for securities available for sale	(819)	1,321	(809)	502	2,083
Credit loss (benefit) expense for unfunded lending commitments	(44)	446	(207)	402	(418)
Total provision for credit losses	$39,733	$58,149	$35,561	$97,882	$67,488

Loan originations held for investment	$689,232	$674,673	$335,646	$1,363,905	$620,968

Sequential: The provision for credit losses was $39.7 million and $58.1 million for the second and first quarters of 2025, respectively, a decrease of 32%. The decrease was primarily driven by improved credit performance in the second quarter of 2025. In addition, in the first quarter of 2025 we recorded an additional economic qualitative allowance to reflect macroeconomic uncertainty.

Year Over Year: The provision for credit losses was $39.7 million and $35.6 million for the second quarters of 2025 and 2024, respectively, an increase of 12%. The increase was primarily driven by an increase in the initial provision for credit losses from a higher volume of originated loans retained as HFI at amortized cost. The increase was offset by improved credit performance in the second quarter of 2025.

Six Months Over Six Months: The provision for credit losses was $97.9 million and $67.5 million for the first halves of 2025 and 2024, respectively, an increase of 45%. The increase was primarily driven by an increase in the initial provision for credit losses from a higher volume of originated loans retained as HFI at amortized cost as well as an additional economic qualitative allowance that was recorded in the first quarter of 2025 to reflect macroeconomic uncertainty. The increase was offset by improved credit performance in the second quarter of 2025.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Allowance for Credit Losses

The activity in the allowance for credit losses (ACL) was as follows:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2025	March 31, 2025	June 30, 2024	2025	2024
Allowance for loan and lease losses:
Beginning of period	$244,193	$236,734	$259,150	$236,734	$310,387
Credit loss expense for loans and leases held for investment	40,596	56,382	36,577	96,978	65,823
Charge-offs (1)	(49,854)	(66,576)	(78,088)	(116,430)	(168,430)
Recoveries	18,054	17,653	11,270	35,707	21,129
End of period	$252,989	$244,193	$228,909	$252,989	$228,909

Allowance for securities available for sale:
Beginning of period	$4,848	$3,527	$2,892	$3,527	$—
Credit loss (benefit) expense for securities available for sale	(819)	1,321	(809)	502	2,083
End of period	$4,029	$4,848	$2,083	$4,029	$2,083

Reserve for unfunded lending commitments:
Beginning of period	$1,629	$1,183	$1,662	$1,183	$1,873
Credit loss (benefit) expense for unfunded lending commitments	(44)	446	(207)	402	(418)
End of period (2)	$1,585	$1,629	$1,455	$1,585	$1,455
(1)    The first quarter of 2025 included an $8.0 million charge-off related to one office loan within our CRE portfolio, which was fully reserved for in prior periods. The CRE office loan portfolio balance was under $35 million as of June 30, 2025.
(2)    Relates to $103.4 million, $96.3 million and $91.5 million of unfunded commitments as of June 30, 2025, March 31, 2025 and June 30, 2024, respectively.

The following table presents the components of the ALLL:

	June 30, 2025	March 31, 2025	June 30, 2024
Gross allowance for loan and lease losses (1)	$293,707	$288,308	$285,368
Recovery asset value (2)	(40,718)	(44,115)	(56,459)
Allowance for loan and lease losses	$252,989	$244,193	$228,909
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	June 30, 2025	March 31, 2025	June 30, 2024
Total loans and leases held for investment	$4,386,321	$4,215,449	$4,228,391

Allowance for loan and lease losses	$252,989	$244,193	$228,909
Allowance ratio (1)	5.8%	5.8%	5.4%

Gross allowance for loan and lease losses	$293,707	$288,308	$285,368
Gross allowance ratio (1)	6.7%	6.8%	6.7%
(1)    Calculated as ALLL or gross ALLL, where applicable, to total loans and leases held for investment at amortized cost.

Net Charge-Offs

The following table presents information regarding average loan and lease balances, net charge-offs and the annualized ratio of net charge-offs to average outstanding loans and leases HFI at amortized cost, net, during the period. Net charge-offs are impacted by the expected timing of the charge-offs, anticipated recoveries and the age of the overall portfolio.

	Three Months Ended			Six Months Ended June 30,
	June 30, 2025	March 31, 2025	June 30, 2024	2025	2024
Average loans and leases held for investment at amortized cost	$4,176,587	$4,109,196	$4,341,007	$4,142,706	$4,487,519
Net charge-offs	$31,800	$48,923	$66,818	$80,723	$147,301
Net charge-off ratio	3.0%	4.8%	6.2%	3.9%	6.6%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are generally charged-off when a borrower is contractually 120 days past due.

The following table presents nonaccrual loans and leases:

	June 30, 2025	March 31, 2025	June 30, 2024
Nonaccrual loans and leases held for investment at amortized cost	$56,964	$59,706	$65,146
% of total loans and leases held for investment at amortized cost	1.3%	1.4%	1.5%

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

	Three Months Ended			Change (%)
	June 30, 2025	March 31, 2025	June 30, 2024	Q2 2025 vs Q1 2025	Q2 2025 vs Q2 2024
Non-interest expense:
Compensation and benefits	$61,989	$58,389	$56,540	6%	10%
Marketing	33,580	29,239	26,665	15%	26%
Equipment and software	14,495	14,644	12,360	(1)%	17%
Depreciation and amortization	15,460	13,909	13,072	11%	18%
Professional services	10,300	9,764	7,804	5%	32%
Occupancy	4,787	4,345	3,941	10%	21%
Other non-interest expense	14,107	13,577	11,876	4%	19%
Total non-interest expense	$154,718	$143,867	$132,258	8%	17%

	Six Months Ended June 30,
	2025	2024	Change (%)
Non-interest expense:
Compensation and benefits	$120,378	$116,094	4%
Marketing	62,819	50,801	24%
Equipment and software	29,139	25,044	16%
Depreciation and amortization	29,369	25,745	14%
Professional services	20,064	14,895	35%
Occupancy	9,132	7,802	17%
Other non-interest expense	27,684	24,110	15%
Total non-interest expense	$298,585	$264,491	13%

Compensation and Benefits

Sequential: Compensation and benefits expense increased $3.6 million, or 6%, for the second quarter of 2025 compared to the first quarter of 2025. The increase in compensation and benefits expense was primarily due to an increase in variable compensation expense.

Year Over Year: Compensation and benefits expense increased $5.4 million, or 10%, for the second quarter of 2025 compared to the same period in 2024. The increase in compensation and benefits expense was primarily due to an increase in variable compensation expense and an increase in headcount.

Six Months Over Six Months: Compensation and benefits expense increased $4.3 million, or 4%, for the first half of 2025 compared to the same period in 2024. The increase was primarily due to an increase in headcount.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketing

Sequential: Marketing expense increased $4.3 million, or 15%, for the second quarter of 2025 compared to the first quarter of 2025.

Year Over Year: Marketing expense increased $6.9 million, or 26%, for the second quarter of 2025 compared to the same period in 2024.

Six Months Over Six Months: Marketing expense increased $12.0 million, or 24%, for the first half of 2025 compared to the same period in 2024.

The increases in marketing expense were primarily due to an increase in variable marketing expenses based on higher origination volume as well as the resumption of certain marketing initiatives.

Equipment and Software

Sequential: Equipment and software expense decreased $0.1 million, or 1%, for the second quarter of 2025 compared to the first quarter of 2025.

Year Over Year: Equipment and software expense increased $2.1 million, or 17%, for the second quarter of 2025 compared to the same period in 2024.

Six Months Over Six Months: Equipment and software expense increased $4.1 million, or 16%, for the first half of 2025 compared to the same period in 2024.

The increases in equipment and software expense were primarily due to an increase in software license expense and cloud services.

Depreciation and Amortization

Sequential: Depreciation and amortization expense increased $1.6 million, or 11%, for the second quarter of 2025 compared to the first quarter of 2025.

Year Over Year: Depreciation and amortization expense increased $2.4 million, or 18%, for the second quarter of 2025 compared to the same period in 2024.

Six Months Over Six Months: Depreciation and amortization expense increased $3.6 million, or 14%, for the first half of 2025 compared to the same period in 2024.

The increases in depreciation and amortization expense were primarily due to an increase in the amortization of internally-developed software.

Professional Services

Sequential: Professional services increased $0.5 million, or 5%, for the second quarter of 2025 compared to the first quarter of 2025.

Year Over Year: Professional services increased $2.5 million, or 32%, for the second quarter of 2025 compared to the same period in 2024.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Six Months Over Six Months: Professional services increased $5.2 million, or 35%, for the first half of 2025 compared to the same period in 2024.

The increases in professional services expense were primarily due to an increase in business consulting services.

Occupancy

Sequential: Occupancy expense increased $0.4 million, or 10%, for the second quarter of 2025 compared to the first quarter of 2025.

Year Over Year: Occupancy expense increased $0.8 million, or 21%, for the second quarter of 2025 compared to the same period in 2024.

Six Months Over Six Months: Occupancy expense increased $1.3 million, or 17%, for the first half of 2025 compared to the same period in 2024.

The increases in occupancy expense were primarily related to operating expenses associated with the office building we purchased in April 2025.

Other non-interest expense

Sequential: Other non-interest expense increased $0.5 million, or 4%, for the second quarter of 2025 compared to the first quarter of 2025.

Year Over Year: Other non-interest expense increased $2.2 million, or 19%, for the second quarter of 2025 compared to the same period in 2024.

Six Months Over Six Months: Other non-interest expense increased $3.6 million, or 15%, for the first half of 2025 compared to the same period in 2024.

The increases in other non-interest expense were primarily due to increases in miscellaneous operating expenses.

Income Taxes

For the second quarter and first half of 2025, we recorded an income tax expense of $15.8 million and $19.8 million, respectively, representing an effective tax rate of 29.3% and 28.5%, respectively. For the second quarter and first half of 2024, we recorded an income tax expense of $4.5 million and $8.8 million, respectively, representing an effective tax rate of 23.3% and 24.5%, respectively. The 2024 and 2025 effective tax rates differ from the federal statutory rate due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. Additionally, on June 27, 2025, California Senate Bill 132 was signed into law, requiring that banks and financial companies transition from an equally weighted three-factor apportionment formula to a single-sales-factor apportionment formula, effective for tax years beginning in 2025. As a result, the Company’s 2025 state tax rate decreased, requiring a revaluation of its deferred tax assets. This revaluation resulted in the recognition of a discrete tax expense in the second quarter of 2025.

As of June 30, 2025, we maintained a valuation allowance of $46.3 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on the allocation of taxable income constraints to the Parent and not related to the earnings of the Company. Changes to

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return. Differences between separate entity and consolidated tax returns are eliminated upon consolidation.

The Company is evaluating the impact of the One Big Beautiful Bill Act (OBBBA), which was signed into law on July 4, 2025. The OBBBA addresses key business tax provisions including the restoration of 100% bonus depreciation and domestic research cost expensing. The Company does not expect the OBBBA to have a significant impact on the effective tax rate but expects the updated tax provisions to reduce current taxes payable.

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

Financial information for the segments is presented in the following table:

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$73,424	$39,533	$9,989	$10,946	$83,413	$50,479
Other non-interest income	14,095	12,387	1,789	1,903	15,884	14,290
Total non-interest income	87,519	51,920	11,778	12,849	99,297	64,769

Interest income:
Interest income	236,958	217,814	139	1,820	237,097	219,634
Interest expense	(82,848)	(90,888)	—	(218)	(82,848)	(91,106)
Net interest income	154,110	126,926	139	1,602	154,249	128,528

Total net revenue	241,629	178,846	11,917	14,451	253,546	193,297

Provision for credit losses	(39,733)	(35,561)	—	—	(39,733)	(35,561)

Non-interest expense:
Compensation and benefits	(60,207)	(54,862)	(1,782)	(1,678)	(61,989)	(56,540)
Marketing	(33,580)	(26,665)	—	—	(33,580)	(26,665)
Equipment and software	(14,474)	(12,333)	(21)	(27)	(14,495)	(12,360)
Depreciation and amortization	(14,251)	(10,896)	(1,209)	(2,176)	(15,460)	(13,072)
Professional services	(10,019)	(7,520)	(281)	(284)	(10,300)	(7,804)
Occupancy	(2,845)	(1,894)	(1,942)	(2,047)	(4,787)	(3,941)
Other non-interest expense	(15,557)	(12,687)	(3,661)	(5,245)	(19,218)	(17,932)
Total non-interest expense	(150,933)	(126,857)	(8,896)	(11,457)	(159,829)	(138,314)
Income tax expense	(13,534)	(3,872)	(2,272)	(647)	(15,806)	(4,519)
Net income (1)	$37,429	$12,556	$749	$2,347	$38,178	$14,903
Capital expenditures	$90,694	$12,865	$—	$—	$90,694	$12,865
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Six Months Ended June 30,	2025	2024	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$125,634	$78,048	$15,784	$20,774	$141,418	$98,822
Other non-interest income	27,036	26,082	3,780	3,849	30,816	29,931
Total non-interest income	152,670	104,130	19,564	24,623	172,234	128,753

Interest income:
Interest income	468,713	422,621	443	4,364	469,156	426,985
Interest expense	(164,950)	(175,011)	—	(558)	(164,950)	(175,569)
Net interest income	303,763	247,610	443	3,806	304,206	251,416

Total net revenue	456,433	351,740	20,007	28,429	476,440	380,169

Provision for credit losses	(97,882)	(67,488)	—	—	(97,882)	(67,488)

Non-interest expense:
Compensation and benefits	(117,070)	(112,874)	(3,308)	(3,220)	(120,378)	(116,094)
Marketing	(62,819)	(50,801)	—	—	(62,819)	(50,801)
Equipment and software	(29,093)	(24,969)	(46)	(75)	(29,139)	(25,044)
Depreciation and amortization	(26,794)	(21,062)	(2,575)	(4,683)	(29,369)	(25,745)
Professional services	(19,656)	(14,506)	(408)	(389)	(20,064)	(14,895)
Occupancy	(5,246)	(3,690)	(3,886)	(4,112)	(9,132)	(7,802)
Other non-interest expense	(30,004)	(25,451)	(7,974)	(10,899)	(37,978)	(36,350)
Total non-interest expense	(290,682)	(253,353)	(18,197)	(23,378)	(308,879)	(276,731)
Income tax expense	(18,406)	(7,557)	(1,424)	(1,240)	(19,830)	(8,797)
Net income	$49,463	$23,342	$386	$3,811	$49,849	$27,153
Capital expenditures	$103,760	$24,646	$—	$—	$103,760	$24,646
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total net revenue – reportable segments	$253,546	$193,297	$476,440	$380,169
Intercompany eliminations	(5,111)	(6,056)	(10,294)	(12,240)
Total net revenue – consolidated	$248,435	$187,241	$466,146	$367,929

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

The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
GAAP Net income	$38,178	$11,671	$14,903	$49,849	$27,153
Less: Provision for credit losses	(39,733)	(58,149)	(35,561)	(97,882)	(67,488)
Less: Income tax expense	(15,806)	(4,024)	(4,519)	(19,830)	(8,797)
Pre-provision net revenue	$93,717	$73,844	$54,983	$167,561	$103,438

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Non-interest income	$94,186	$67,754	$58,713	$161,940	$116,513
Net interest income	154,249	149,957	128,528	304,206	251,416
Total net revenue	248,435	217,711	187,241	466,146	367,929
Non-interest expense	(154,718)	(143,867)	(132,258)	(298,585)	(264,491)
Pre-provision net revenue	93,717	73,844	54,983	167,561	103,438
Provision for credit losses	(39,733)	(58,149)	(35,561)	(97,882)	(67,488)
Income before income tax expense	53,984	15,695	19,422	69,679	35,950
Income tax expense	(15,806)	(4,024)	(4,519)	(19,830)	(8,797)
GAAP Net income	$38,178	$11,671	$14,903	$49,849	$27,153

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	June 30, 2025	March 31, 2025	June 30, 2024
GAAP common equity	$1,406,035	$1,364,517	$1,287,945
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Customer relationship intangible assets	(7,068)	(7,778)	(10,293)
Tangible common equity	$1,323,250	$1,281,022	$1,201,935

Book value per common share
GAAP common equity	$1,406,035	$1,364,517	$1,287,945
Common shares issued and outstanding	114,740,147	114,199,832	111,812,215
Book value per common share	$12.25	$11.95	$11.52

Tangible book value per common share
Tangible common equity	$1,323,250	$1,281,022	$1,201,935
Common shares issued and outstanding	114,740,147	114,199,832	111,812,215
Tangible book value per common share	$11.53	$11.22	$10.75

The following table provides a reconciliation of ROTCE to the nearest GAAP measure:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Average GAAP common equity	$1,381,199	$1,349,473	$1,266,608	$1,365,248	$1,261,922
Less: Average goodwill	(75,717)	(75,717)	(75,717)	(75,717)	(75,717)
Less: Average customer relationship intangible assets	(7,423)	(8,182)	(10,729)	(7,811)	(11,198)
Average tangible common equity	$1,298,059	$1,265,574	$1,180,162	$1,281,720	$1,175,007

Return on average equity
Annualized GAAP net income	$152,712	$46,684	$59,612	$99,698	$54,306
Average GAAP common equity	1,381,199	1,349,473	1,266,608	1,365,248	1,261,922
Return on average equity	11.1%	3.5%	4.7%	7.3%	4.3%

Return on tangible common equity
Annualized GAAP net income	$152,712	$46,684	$59,612	$99,698	$54,306
Average tangible common equity	1,298,059	1,265,574	1,180,162	1,281,720	1,175,007
Return on tangible common equity	11.8%	3.7%	5.1%	7.8%	4.6%

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We are subject to supervision, regulation, examination and enforcement by multiple federal banking regulatory bodies. Specifically, as a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Board of Governors of the Federal Reserve System (FRB). Further, as a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency (OCC). Additionally, as of June 30, 2025, LC Bank became a depository institution with assets over $10 billion for four consecutive quarters and therefore is subject to supervision and enforcement authority relating to federal consumer financial laws and regulations by the Consumer Financial Protection Bureau (CFPB). Accordingly, we have been and continue to invest in regulatory compliance and be subject to certain parameters, obligations and/or limitations set forth by the banking regulations and regulators with respect to the operation of our business.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as LC Bank’s regulatory capital minimum and “well capitalized” requirements (dollars in millions):

	June 30, 2025		December 31, 2024		Required Minimum (1)	Well Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,268.1	17.5%	$1,188.6	17.3%	7.0%	N/A
Tier 1 capital	$1,268.1	17.5%	$1,188.6	17.3%	8.5%	6.0%
Total capital	$1,360.5	18.8%	$1,276.5	18.5%	10.5%	10.0%
Tier 1 leverage	$1,268.1	12.2%	$1,188.6	11.0%	4.0%	N/A
Risk-weighted assets	$7,230.3	N/A	$6,887.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,371.5	N/A	$10,814.0	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,112.1	15.5%	$1,101.4	16.1%	7.0%	6.5%
Tier 1 capital	$1,112.1	15.5%	$1,101.4	16.1%	8.5%	8.0%
Total capital	$1,203.9	16.8%	$1,188.5	17.4%	10.5%	10.0%
Tier 1 leverage	$1,112.1	10.8%	$1,101.4	10.3%	4.0%	5.0%
Risk-weighted assets	$7,181.0	N/A	$6,823.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,272.1	N/A	$10,696.7	N/A	N/A	N/A
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$731,078	$932,463
Securities available for sale (1)	$380,635	$382,876
Deposits	$9,258,380	$9,116,821

Available borrowing capacity:
FRB Discount Window (2)	$3,147,467	$2,635,034
FHLB of Des Moines (3)	604,991	626,117
Total available borrowing capacity	$3,752,458	$3,261,151
(1)    Excludes illiquid securities available for sale.
(2)    As of June 30, 2025 and December 31, 2024, the Company had $4.0 billion and $3.2 billion in loans pledged under the FRB Discount Window, respectively.
(3)    As of June 30, 2025, the Company had $428.3 million in loans and $371.5 million in securities pledged to the Federal Home Loan Bank (FHLB) of Des Moines. As of December 31, 2024, the Company had $456.4 million in loans and $373.5 million in securities pledged to the FHLB of Des Moines.

The primary uses of LC Bank liquidity include (i) the funding/acquisition of loans and securities purchases, (ii) withdrawals, maturities and the payment of interest on deposits, (iii) compensation and benefits expense, (iv) taxes, (v) capital expenditures, including internally-developed software, leasehold improvements and computer equipment, and (vi) costs associated with the continued development and support of our digital marketplace bank.

Deposits

Deposits represent an important source of funding for LC Bank. We offer deposit accounts to our members, which include both interest-bearing and noninterest-bearing deposits. As of June 30, 2025 and December 31, 2024, the amount of uninsured deposits totaled $1.3 billion and $1.2 billion, or 14% and 13% of total deposits, respectively. Uninsured time deposits as of June 30, 2025, by remaining time to maturity, were as follows:

3 months or less	$25,996
Over 3 months through 6 months	20,081
Over 6 months through 12 months	38,536
Over 12 months	14,631
Total uninsured time deposits (1)	$99,244
(1)    Consist of certificates of deposit accounts that are in excess of the FDIC insurance limit of $250 thousand per account holder.

Capital Expenditures

Net capital expenditures were $103.8 million, or 22.7% of total net revenue, and $24.6 million, or 7.0% of total net revenue, for the first halves of 2025 and 2024, respectively. Capital expenditures in 2025 are expected to be approximately $155 million, primarily driven by the $74.5 million cash acquisition of the office building in April 2025 and related improvements to the property, as well as costs associated with the continued development and support of our digital marketplace bank.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $136.6 million and $66.0 million in cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively. The increase in cash and cash equivalents was primarily driven by a $50 million cash dividend that was paid by LC Bank to the holding company during the first quarter of 2025, to return a capital contribution made by the holding company to LC Bank in the second half of 2024. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	June 30, 2025	December 31, 2024
Instantaneous Change in Interest Rates:
+ 200 basis points	(7.6)%	(7.1)%
+ 100 basis points	(3.8)%	(3.5)%
– 100 basis points	1.3%	1.1%
– 200 basis points	2.1%	1.6%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, security purchases, and cash and cash equivalents as well as by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The increase in sensitivity as of June 30, 2025 relative to December 31, 2024 is primarily due to the composition of our loans, deposits, and hedging instruments. Furthermore, during fluctuating interest rate environments, the repricing interest-bearing deposits is more impactful than that of repricing fixed-rate loans.

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

Contingencies

For a comprehensive discussion of contingencies as of June 30, 2025, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first half of 2025.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2025, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the second quarter of 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LENDINGCLUB CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

To diversify his assets, Scott Sanborn, the Company’s Chief Executive Officer, entered into a sales plan in June 2025 that is intended to comply with Rule 10b5-1(c) under the Exchange Act (the Plan). The maximum number of shares that can be sold under the Plan represents 3.5% of Mr. Sanborn’s current equity interest in the Company including his unvested time-based RSUs and unearned PBRSUs at target performance.

The following table shows the trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted by the Company’s directors and executive officers during the second quarter of 2025:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold
Scott Sanborn, Chief Executive Officer and Director	June 2, 2025	February 27, 2026	Up to 90,000
Annie Armstrong, Chief Risk Officer	May 29, 2025	August 31, 2026	Up to 86,658

Other than disclosed above, during the second quarter of 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LENDINGCLUB CORPORATION
(Registrant)

Date:	July 31, 2025	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	July 31, 2025	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer