Form 10-Q
period 2025-09-30
LendingClub Corp
filed 2025-10-30
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 17, 2025, there were 115,301,440 shares of the registrant’s common stock outstanding.

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
•the impact of changes in the U.S. political environment or disruptions in government operations, including any government shutdown;
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

•our tax profile; and
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$10,629	$15,524
Interest-bearing deposits in banks	816,758	938,534
Total cash and cash equivalents	827,387	954,058
Restricted cash	18,283	23,338
Securities available for sale at fair value ($3,769,472 and $3,492,264 at amortized cost, respectively)	3,742,304	3,452,648
Loans held for sale at fair value	1,213,140	636,352
Loans and leases held for investment	4,363,415	4,125,818
Allowance for loan and lease losses	(267,774)	(236,734)
Loans and leases held for investment, net	4,095,641	3,889,084
Loans held for investment at fair value	477,784	1,027,798
Property, equipment and software, net	250,330	167,532
Goodwill	75,717	75,717
Other assets	371,929	403,982
Total assets	$11,072,515	$10,630,509
Liabilities and Equity
Deposits:
Interest-bearing	$9,041,412	$8,676,119
Noninterest-bearing	346,821	392,118
Total deposits	9,388,233	9,068,237
Other liabilities	222,069	220,541
Total liabilities	9,610,302	9,288,778
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 115,301,440 and 113,383,917 shares issued and outstanding, respectively	1,153	1,134
Additional paid-in capital	1,722,113	1,702,316
Accumulated deficit	(243,353)	(337,476)
Accumulated other comprehensive loss	(17,700)	(24,243)
Total equity	1,462,213	1,341,731
Total liabilities and equity	$11,072,515	$10,630,509

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$102,155	$58,384	$257,442	$170,628
Other non-interest income	5,637	3,256	12,290	7,525
Total non-interest income	107,792	61,640	269,732	178,153

Interest income:
Interest on loans held for sale	37,628	30,326	91,931	71,746
Interest and fees on loans and leases held for investment	126,211	118,788	367,555	376,000
Interest on loans held for investment at fair value	15,319	26,345	60,490	46,801
Interest on securities available for sale	56,253	52,476	167,872	130,702
Other interest income	6,390	12,442	23,109	42,113
Total interest income	241,801	240,377	710,957	667,362

Interest expense:
Interest on deposits	83,221	96,863	248,166	271,019
Other interest expense	141	3,273	146	4,686
Total interest expense	83,362	100,136	248,312	275,705

Net interest income	158,439	140,241	462,645	391,657

Total net revenue	266,231	201,881	732,377	569,810

Provision for credit losses	46,280	47,541	144,162	115,029

Non-interest expense:
Compensation and benefits	60,830	57,408	181,208	173,502
Marketing	40,712	26,186	103,531	76,987
Equipment and software	13,465	12,789	42,604	37,833
Depreciation and amortization	16,879	13,341	46,248	39,086
Professional services	10,922	8,014	30,986	22,909
Occupancy	5,245	4,005	14,377	11,807
Other non-interest expense	14,660	14,589	42,344	38,699
Total non-interest expense	162,713	136,332	461,298	400,823

Income before income tax expense	57,238	18,008	126,917	53,958
Income tax expense	(12,964)	(3,551)	(32,794)	(12,348)
Net income	$44,274	$14,457	$94,123	$41,610
Earnings per share: (1)
Basic EPS	$0.39	$0.13	$0.82	$0.37
Diluted EPS	$0.37	$0.13	$0.81	$0.37
Weighted-average common shares – Basic	114,961,676	112,042,202	114,359,414	111,376,778
Weighted-average common shares – Diluted	118,188,124	113,922,256	116,690,642	112,027,815
(1)    See “Notes to Condensed Consolidated Financial Statements – Note 3. Earnings Per Share” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$44,274	$14,457	$94,123	$41,610

Other comprehensive income:
Net unrealized gain on securities available for sale	11,167	47,012	10,356	37,326
Income tax effect	(2,862)	(13,198)	(3,813)	(10,593)
Other comprehensive income, net of tax	8,305	33,814	6,543	26,733

Total comprehensive income	$52,579	$48,271	$100,666	$68,343

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2025	114,740,147	$1,147	$1,718,520	$(26,005)	$(287,627)	$1,406,035
Stock-based compensation	—	—	9,577	—	—	9,577
Net issuances under equity incentive plans	561,293	6	(5,984)	—	—	(5,978)
Net unrealized gain on securities available for sale, net of tax	—	—	—	8,305	—	8,305
Net income	—	—	—	—	44,274	44,274
Balance at September 30, 2025	115,301,440	$1,153	$1,722,113	$(17,700)	$(243,353)	$1,462,213

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	113,383,917	$1,134	$1,702,316	$(24,243)	$(337,476)	$1,341,731
Stock-based compensation	—	—	30,004	—	—	30,004
Net issuances under equity incentive plans	1,917,523	19	(10,207)	—	—	(10,188)
Net unrealized gain on securities available for sale, net of tax	—	—	—	6,543	—	6,543
Net income	—	—	—	—	94,123	94,123
Balance at September 30, 2025	115,301,440	$1,153	$1,722,113	$(17,700)	$(243,353)	$1,462,213

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2024	111,812,215	$1,118	$1,685,865	$(37,385)	$(361,653)	$1,287,945
Stock-based compensation	—	—	11,248	—	—	11,248
Net issuances under equity incentive plans	589,775	6	(4,575)	—	—	(4,569)
Net unrealized gain on securities available for sale, net of tax	—	—	—	33,814	—	33,814
Net income	—	—	—	—	14,457	14,457
Balance at September 30, 2024	112,401,990	$1,124	$1,692,538	$(3,571)	$(347,196)	$1,342,895

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2023	110,410,602	$1,104	$1,669,828	$(30,304)	$(388,806)	$1,251,822
Stock-based compensation	—	—	36,162	—	—	36,162
Net issuances under equity incentive plans	1,991,388	20	(13,452)	—	—	(13,432)
Net unrealized gain on securities available for sale, net of tax	—	—	—	26,733	—	26,733
Net income	—	—	—	—	41,610	41,610
Balance at September 30, 2024	112,401,990	$1,124	$1,692,538	$(3,571)	$(347,196)	$1,342,895

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$94,123	$41,610
Adjustments to reconcile net income to net cash used for operating activities:
Net fair value adjustments	95,495	129,679
Change in fair value of loan servicing assets	42,635	60,068
Gain on sales of loans	(43,541)	(34,090)
Provision for credit losses	144,162	115,029
Accretion of loan deferred fees and costs	(47,531)	(52,980)
Stock-based compensation, net	26,083	30,527
Depreciation and amortization	46,248	39,086
Other, net	7,642	6,368
Net change to loans held for sale	(2,219,285)	(2,806,609)
Net change in operating assets and liabilities:
Other assets	36,576	19,747
Other liabilities	(5,780)	2,764
Net cash used for operating activities	(1,823,173)	(2,448,801)
Cash Flows from Investing Activities:
Net change in loans and leases	249,344	(427,412)
Purchases of securities available for sale	(25,452)	(31,749)
Proceeds from maturities and paydowns of securities available for sale	1,288,127	607,651
Purchases of property, equipment and software, net	(124,763)	(37,082)
Other investing activities	(3,888)	(1,685)
Net cash provided by investing activities	1,383,368	109,723
Cash Flows from Financing Activities:
Net change in deposits	318,217	2,124,304
Principal payments on borrowings	—	(16,284)
Other financing activities	(10,138)	(12,813)
Net cash provided by financing activities	308,079	2,095,207
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(131,726)	$(243,871)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$977,396	$1,294,148
Cash, Cash Equivalents and Restricted Cash, End of Period	$845,670	$1,050,277

Supplemental Cash Flow Information:
Cash paid for interest	$258,835	$278,159
Cash paid for taxes	$2,805	$111
Cash paid for operating leases included in the measurement of lease liabilities	$10,188	$9,580

Supplemental Non-cash Investing Activity:
Net securities retained from Structured Program transactions	$1,536,647	$2,228,307

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$827,387	$1,016,930
Restricted cash	18,283	33,347
Total cash, cash equivalents and restricted cash	$845,670	$1,050,277

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine months ended September 30, 2025, other than the updates described below in connection with the Company’s acquisition of an office building in April 2025.

Property, Equipment and Software, net

The office building’s purchase price was allocated primarily between the building and the underlying land value. These are included within Property, Equipment and Software, Net, on the Balance Sheet and are carried at cost, net of accumulated depreciation.

Building, building improvements and tenant improvements are depreciated on a straight-line basis. The building is depreciated over its estimated useful life of 39 years, building improvements are depreciated over their respective estimated useful lives, and tenant improvements are depreciated over the shorter of their estimated useful lives or respective lease terms.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Adoption of New Accounting Standards

The Company did not adopt new accounting standards during the nine months ended September 30, 2025.

New Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the guidance to reflect the software development approaches currently used. Specifically, the ASU eliminates accounting consideration of software project development stages and enhances the guidance around the “probable-to-complete” threshold. The new standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The amendments of this standard can be applied retrospectively, prospectively or on a modified prospective basis. Early adoption is also permitted. The Company is evaluating the impact of this ASU but does not expect it to be material.

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

The following table presents components of marketplace revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Origination fees	$105,731	$71,465	$263,253	$218,675
Servicing fees	17,000	8,081	46,143	47,542
Gain on sales of loans	17,799	12,433	43,541	34,090
Net fair value adjustments	(38,375)	(33,595)	(95,495)	(129,679)
Total marketplace revenue	$102,155	$58,384	$257,442	$170,628

3. Earnings Per Share

The following table details the computation of the Company’s basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPS:
Net income attributable to stockholders	$44,274	$14,457	$94,123	$41,610
Weighted-average common shares – Basic	114,961,676	112,042,202	114,359,414	111,376,778
Basic EPS	$0.39	$0.13	$0.82	$0.37

Diluted EPS:
Net income attributable to stockholders	$44,274	$14,457	$94,123	$41,610
Weighted-average common shares – Diluted	118,188,124	113,922,256	116,690,642	112,027,815
Diluted EPS	$0.37	$0.13	$0.81	$0.37

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$3,109,548	$29,270	$—	$—	$3,138,818
U.S. agency residential mortgage-backed securities	272,728	307	(34,025)	—	239,010
Other asset-backed securities related to Structured Program transactions (2)	212,315	109	(1,184)	(4,115)	207,125
U.S. agency securities	87,463	—	(11,327)	—	76,136
Mortgage-backed securities	61,152	62	(5,231)	—	55,983
Municipal securities	3,221	—	(642)	—	2,579
Other securities	23,045	36	(428)	—	22,653
Total securities available for sale	$3,769,472	$29,784	$(52,837)	$(4,115)	$3,742,304

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$2,870,071	$30,398	$(645)	$—	$2,899,824
U.S. agency residential mortgage-backed securities	270,120	48	(43,243)	—	226,925
Other asset-backed securities related to Structured Program transactions (2)	174,132	—	(657)	(3,527)	169,948
U.S. agency securities	90,459	—	(14,513)	—	75,946
Mortgage-backed securities	62,882	8	(6,216)	—	56,674
Municipal securities	3,236	—	(697)	—	2,539
Other securities	21,364	15	(587)	—	20,792
Total securities available for sale	$3,492,264	$30,469	$(66,558)	$(3,527)	$3,452,648
(1)    Excludes a $0.5 million and $(2.2) million cumulative basis adjustment for securities designated in active fair value hedge relationships at September 30, 2025 and December 31, 2024, respectively. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.
(2)    As of September 30, 2025 and December 31, 2024, $199.7 million and $169.9 million, respectively, of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$19,983	$(390)	$196,494	$(33,635)	$216,477	$(34,025)
Other asset-backed securities related to Structured Program transactions	83,283	(1,080)	14,572	(104)	97,855	(1,184)
U.S. agency securities	—	—	76,136	(11,327)	76,136	(11,327)
Mortgage-backed securities	7,474	(36)	36,528	(5,195)	44,002	(5,231)
Municipal securities	—	—	2,579	(642)	2,579	(642)
Other securities	3,426	(15)	9,944	(413)	13,370	(428)
Total securities with unrealized losses	$114,166	$(1,521)	$336,253	$(51,316)	$450,419	$(52,837)

	Less than 12 months		12 months or longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$334,564	$(645)	$—	$—	$334,564	$(645)
U.S. agency residential mortgage-backed securities	34,168	(782)	185,405	(42,461)	219,573	(43,243)
Other asset-backed securities related to Structured Program transactions	72,251	(657)	—	—	72,251	(657)
U.S. agency securities	—	—	75,946	(14,513)	75,946	(14,513)
Mortgage-backed securities	21,970	(316)	32,298	(5,900)	54,268	(6,216)
Municipal securities	—	—	2,539	(697)	2,539	(697)
Other securities	1,638	(4)	11,668	(583)	13,306	(587)
Total securities with unrealized losses	$464,591	$(2,404)	$307,856	$(64,154)	$772,447	$(66,558)

The majority of securities in an unrealized loss position as of both September 30, 2025 and December 31, 2024 was comprised of U.S. agency-backed securities and mortgage-backed securities. Management considers these securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies or government-sponsored agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at September 30, 2025, were rated investment grade. Substantially all of these unrealized losses were caused by interest rate increases. Additionally, the Company does not intend to sell the securities in loss positions, nor is it more likely than not that it will be required to sell the securities prior to recovery of the amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses (ACL) for AFS securities, by security type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other asset-backed securities related to Structured Program transactions:
Allowance for credit losses, beginning of period	$4,029	$2,083	$3,527	$—
Credit loss expense for securities available for sale	86	180	588	2,263
Allowance for credit losses, end of period	$4,115	$2,263	$4,115	$2,263

The contractual maturities of AFS securities were as follows:

September 30, 2025	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	$3,109,548	$3,138,818
Other asset-backed securities related to Structured Program transactions	212,315	207,125
U.S. agency securities	7,850	7,758
Mortgage-backed securities	2,630	2,459
Municipal securities	306	288
Other securities	5,066	5,066
Total due after 1 year through 5 years	3,337,715	3,361,514	6.74%
Due after 5 years through 10 years:
U.S. agency securities	33,473	30,170
U.S. agency residential mortgage-backed securities	3,083	2,981
Mortgage-backed securities	889	782
Municipal securities	308	284
Other securities	10,326	10,310
Total due after 5 years through 10 years	48,079	44,527	3.80%
Due after 10 years:
U.S. agency residential mortgage-backed securities	269,645	236,029
Mortgage-backed securities	57,633	52,742
U.S. agency securities	46,140	38,208
Municipal securities	2,607	2,007
Other securities	7,653	7,277
Total due after 10 years	383,678	336,263	3.04%
Total securities available for sale	$3,769,472	$3,742,304	6.30%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the nine months ended September 30, 2025.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During both the third quarter and first nine months of 2024, the Company recognized proceeds of $30.1 million and gross realized gains of $114 thousand from sales of senior asset-backed securities related to Structured Program transactions. There were no sales of AFS securities during the third quarter and first nine months of 2025.

5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

LendingClub records certain loans and leases held for investment (HFI) at amortized cost. Other HFI and all HFS loans are recorded at fair value with the Company’s election of the fair value option. Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $32.4 million and $30.4 million as of September 30, 2025 and December 31, 2024, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	September 30, 2025	December 31, 2024
Unsecured personal	$3,303,510	$3,106,472
Residential mortgages	161,098	172,711
Secured consumer	245,843	230,232
Total consumer loans held for investment	3,710,451	3,509,415
Equipment finance (1)	43,880	64,232
Commercial real estate (2)	451,049	373,785
Commercial and industrial	158,035	178,386
Total commercial loans and leases held for investment	652,964	616,403
Total loans and leases held for investment	4,363,415	4,125,818
Allowance for loan and lease losses	(267,774)	(236,734)
Loans and leases held for investment, net	$4,095,641	$3,889,084
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.
(2)    Includes $263.4 million and $160.1 million in loans originated through the Small Business Association (SBA) as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the components of the allowance for loan and lease losses (ALLL):

	September 30, 2025	December 31, 2024
Gross allowance for loan and lease losses (1)	$308,218	$285,686
Recovery asset value (2)	(40,444)	(48,952)
Allowance for loan and lease losses	$267,774	$236,734
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

September 30, 2025	Consumer	Commercial	Total
Loans and leases held for investment	$3,710,451	$652,964	$4,363,415

Allowance for loan and lease losses	$252,557	$15,217	$267,774
Allowance ratio (1)	6.8%	2.3%	6.1%

Gross allowance for loan and lease losses	$293,001	$15,217	$308,218
Gross allowance ratio (1)	7.9%	2.3%	7.1%

December 31, 2024	Consumer	Commercial	Total
Loans and leases held for investment	$3,509,415	$616,403	$4,125,818

Allowance for loan and lease losses	$212,598	$24,136	$236,734
Allowance ratio (1)	6.1%	3.9%	5.7%

Gross allowance for loan and lease losses	$261,550	$24,136	$285,686
Gross allowance ratio (1)	7.5%	3.9%	6.9%
(1)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended September 30,
	2025			2024
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$237,433	$15,556	$252,989	$210,729	$18,180	$228,909
Credit loss expense (benefit)	46,390	(483)	45,907	45,813	1,647	47,460
Charge-offs	(47,886)	—	(47,886)	(68,388)	(721)	(69,109)
Recoveries	16,620	144	16,764	12,745	559	13,304
End of period	$252,557	$15,217	$267,774	$200,899	$19,665	$220,564

Reserve for unfunded lending commitments:
Beginning of period	$—	$1,585	$1,585	$—	$1,455	$1,455
Credit loss expense (benefit)	—	287	287	—	(99)	(99)
End of period (1)	$—	$1,872	$1,872	$—	$1,356	$1,356

	Nine Months Ended September 30,
	2025			2024
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$212,598	$24,136	$236,734	$298,061	$12,326	$310,387
Credit loss expense (benefit)	143,471	(586)	142,885	104,259	9,024	113,283
Charge-offs (2)	(155,186)	(9,130)	(164,316)	(234,992)	(2,547)	(237,539)
Recoveries	51,674	797	52,471	33,571	862	34,433
End of period	$252,557	$15,217	$267,774	$200,899	$19,665	$220,564

Reserve for unfunded lending commitments:
Beginning of period	$—	$1,183	$1,183	$—	$1,873	$1,873
Credit loss expense (benefit)	—	689	689	—	(517)	(517)
End of period (1)	$—	$1,872	$1,872	$—	$1,356	$1,356
(1)    Relates to $114.4 million and $105.3 million of unfunded commitments as of September 30, 2025 and 2024, respectively.
(2)    Includes an $8.0 million charge-off recorded in the first quarter of 2025 related to one office loan within the Company’s Commercial Real Estate portfolio, which was fully reserved for in prior periods.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents charge-offs by origination year for the first nine months of 2025:

	Gross Charge-Offs by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Unsecured personal (1)	$4,873	$38,044	$49,356	$49,576	$11,634	$—	$153,483
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	45	291	768	445	154	—	1,703
Total consumer loans held for investment	4,918	38,335	50,124	50,021	11,788	—	155,186
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	8,597	8,597
Commercial and industrial	—	172	—	328	33	—	533
Total commercial loans and leases held for investment	—	172	—	328	33	8,597	9,130

Total loans and leases held for investment	$4,918	$38,507	$50,124	$50,349	$11,821	$8,597	$164,316
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

September 30, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Unsecured personal
Current	$1,526,275	$881,278	$414,358	$362,126	$59,307	$—	$3,243,344
30-59 days past due	5,924	6,290	4,456	4,153	1,109	—	21,932
60-89 days past due	4,068	5,578	4,312	3,619	863	—	18,440
90 or more days past due	2,850	6,022	4,337	4,034	871	—	18,114
Total unsecured personal (1)	1,539,117	899,168	427,463	373,932	62,150	—	3,301,830
Residential mortgages
Current	—	—	—	42,868	50,521	67,553	160,942
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90 or more days past due	—	—	—	—	—	156	156
Total residential mortgages	—	—	—	42,868	50,521	67,709	161,098
Secured consumer
Current	97,757	54,421	49,539	33,158	5,101	2,302	242,278
30-59 days past due	219	389	709	843	137	—	2,297
60-89 days past due	82	166	226	417	35	—	926
90 or more days past due	70	41	152	62	17	—	342
Total secured consumer	98,128	55,017	50,626	34,480	5,290	2,302	245,843
Total consumer loans held for investment	$1,637,245	$954,185	$478,089	$451,280	$117,961	$70,011	$3,708,771
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of September 30, 2025, the basis adjustment totaled $1.7 million and represents an increase to the amortized cost of the hedged loans. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

September 30, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$—	$390	$23,497	$2,672	$10,526	$37,085	$—
Special mention	—	—	—	2,956	322	—	3,278	—
Substandard	—	—	—	—	3,517	—	3,517	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	—	390	26,453	6,511	10,526	43,880	—
Commercial real estate
Pass	62,378	38,132	67,872	97,187	32,688	124,256	422,513	34,735
Special mention	—	—	—	—	—	6,126	6,126	—
Substandard	—	—	—	431	8,433	11,662	20,526	7,236
Doubtful	—	—	—	—	—	62	62	—
Loss	—	—	—	1,121	271	430	1,822	1,543
Total commercial real estate	62,378	38,132	67,872	98,739	41,392	142,536	451,049	43,514
Commercial and industrial
Pass	14,766	29,502	21,042	18,462	21,850	10,788	116,410	77,682
Special mention	—	—	1,740	8,039	2,206	70	12,055	9,788
Substandard	—	1,500	5,831	5,308	2,573	2,641	17,853	11,743
Doubtful	—	—	—	3,509	1,431	508	5,448	4,558
Loss	—	744	1,831	3,694	—	—	6,269	6,269
Total commercial and industrial	14,766	31,746	30,444	39,012	28,060	14,007	158,035	110,040
Total commercial loans and leases held for investment	$77,144	$69,878	$98,706	$164,204	$75,963	$167,069	$652,964	$153,554
(1)    Represents loan balances guaranteed by the SBA.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$1,519	$32,544	$7,790	$9,101	$6,643	$57,597	$—
Special mention	—	—	335	602	—	—	937	—
Substandard	—	—	776	4,922	—	—	5,698	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	1,519	33,655	13,314	9,101	6,643	64,232	—
Commercial real estate
Pass	22,847	67,692	89,903	21,174	27,947	106,060	335,623	31,499
Special mention	—	—	—	—	252	6,276	6,528	—
Substandard	—	—	2,430	8,441	7,987	10,791	29,649	8,940
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,121	271	—	593	1,985	1,543
Total commercial real estate	22,847	67,692	93,454	29,886	36,186	123,720	373,785	41,982
Commercial and industrial
Pass	28,030	29,186	31,697	27,474	5,503	12,678	134,568	85,269
Special mention	635	—	5,165	2,652	76	—	8,528	7,065
Substandard	—	4,071	13,110	2,311	1,399	1,670	22,561	14,879
Doubtful	—	—	3,279	1,477	506	285	5,547	4,671
Loss	282	2,094	4,224	568	—	14	7,182	7,182
Total commercial and industrial	28,947	35,351	57,475	34,482	7,484	14,647	178,386	119,066
Total commercial loans and leases held for investment	$51,794	$104,562	$184,584	$77,682	$52,771	$145,010	$616,403	$161,048
(1)    Represents loan balances guaranteed by the SBA.

The following tables present an analysis of the past due loans and leases HFI at amortized cost within the commercial portfolio segment:

September 30, 2025	30-59 Days	60-89 Days	90 or More Days	Total	Guaranteed Amount (1)
Equipment finance	$2,743	$—	$3,331	$6,074	$—
Commercial real estate	62	432	10,152	10,646	8,456
Commercial and industrial	3,305	2,152	14,916	20,373	14,904
Total commercial loans and leases held for investment	$6,110	$2,584	$28,399	$37,093	$23,360

December 31, 2024	30-59 Days	60-89 Days	90 or More Days	Total	Guaranteed Amount (1)
Equipment finance	$67	$—	$4,551	$4,618	$—
Commercial real estate	8,320	483	9,731	18,534	8,456
Commercial and industrial	6,257	1,182	15,971	23,410	18,512
Total commercial loans and leases held for investment	$14,644	$1,665	$30,253	$46,562	$26,968
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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Modifications

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Short-term payment reduction	$5,298	$7,384	$15,373	$24,106
Permanent loan modification	2,187	2,281	4,872	4,721
Debt settlement	2,845	5,521	2,939	5,713
Total loan modifications – unsecured personal loans	$10,330	$15,186	$23,184	$34,540

% of unsecured personal loans at amortized cost as of period end	0.3%	0.5%	0.7%	1.1%

The Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of five to eight months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $12.4 million of loan balances at amortized cost outstanding as of September 30, 2025, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the third quarter and first nine months of 2025, the weighted-average interest rate reduction under this program was approximately 8.3% and 8.2%, respectively. During the third quarter and first nine months of 2024, the weighted-average interest rate reduction under this program was approximately 7.0% and 7.8%, respectively. The weighted-average maturity date extension was approximately twelve months for all periods.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	September 30, 2025			September 30, 2024
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured personal loans
Current	$15,252	$5,605	$40	$21,281	$5,049	$133
30-59 days	1,376	174	37	2,064	188	9
60-89 days	1,313	88	164	1,619	284	832
90 or more days	1,096	205	2,698	1,243	265	4,824
Total loan modifications	$19,037	$6,072	$2,939	$26,207	$5,786	$5,798

A modified loan is generally charged-off in the event of a borrower defaulting at 120 days past due. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Short-term payment reduction	$2,193	$2,986	$6,911	$4,546
Permanent loan modification	367	551	1,270	1,479
Debt settlement	8,466	15,631	30,631	57,603
Total loan modifications – unsecured personal loans	$11,026	$19,168	$38,812	$63,628

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases:

	September 30, 2025		December 31, 2024
	Nonaccrual	Nonaccrual with no related ACL (1)	Nonaccrual	Nonaccrual with no related ACL (1)
Unsecured personal	$18,114	$—	$21,387	$—
Residential mortgages	438	438	295	295
Secured consumer	342	—	337	—
Total nonaccrual consumer loans held for investment	18,894	438	22,019	295

Equipment finance	3,331	—	4,516	—
Commercial real estate	10,719	5,814	18,280	5,345
Commercial and industrial	22,405	9,061	27,489	7,501
Total nonaccrual commercial loans and leases held for investment (2)	36,455	14,875	50,285	12,846

Total nonaccrual loans and leases held for investment	$55,349	$15,313	$72,304	$13,141
(1)     Subset of total nonaccrual loans and leases.
(2)     Includes $26.3 million and $31.2 million in loan balances guaranteed by the SBA as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025		December 31, 2024
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$18,894	0.5%	$22,019	0.6%
Total nonaccrual commercial loans and leases held for investment	36,455	5.6%	50,285	8.2%
Total nonaccrual loans and leases held for investment	$55,349	1.3%	$72,304	1.8%
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

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with unconsolidated VIEs:

	September 30, 2025	December 31, 2024
Assets
Securities available for sale at fair value	$3,345,943	$3,069,771
Other assets	51,176	46,269
Total assets	3,397,119	3,116,040
Liabilities
Other liabilities	1,086	6,313
Total liabilities	1,086	6,313
Total net assets (maximum loss exposure)	$3,396,033	$3,109,727

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

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value of consideration received:
Cash	$365,603	$131,358	$696,657	$322,248
Net securities retained from Structured Program transactions	656,136	730,182	1,536,647	2,228,307
Other assets, net	12,090	9,427	28,746	29,066
Total consideration	1,033,829	870,967	2,262,050	2,579,621
Fair value of loans sold	(1,022,384)	(832,421)	(2,235,652)	(2,523,631)
Sale of senior securities related to Structured Program transactions	—	(30,000)	—	(30,000)
Deconsolidation of debt	—	880	—	880
Principal derecognized from loans securitized or sold	—	(737)	—	(737)
Gain on sales of loans and securities (1)	$11,445	$8,689	$26,398	$26,133

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$9,311	$7,675	$27,057	$18,380
Interest received on securities retained from Structured Program transactions	$51,058	$46,153	$152,339	$113,206
(1)    Consists primarily of servicing assets recognized at the time of loan sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale.

As of September 30, 2025, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $4.1 billion, of which $60.1 million was 30 days or more past due. As of December 31, 2024, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $3.5 billion, of which $44.7 million was 30 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

September 30, 2025	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$1,213,140	$1,213,140
Loans held for investment at fair value	—	—	477,784	477,784
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	3,138,818	3,138,818
U.S. agency residential mortgage-backed securities	—	239,010	—	239,010
Other asset-backed securities related to Structured Program transactions	—	—	207,125	207,125
U.S. agency securities	—	76,136	—	76,136
Mortgage-backed securities	—	55,983	—	55,983
Municipal securities	—	2,579	—	2,579
Other securities	—	17,646	5,007	22,653
Total securities available for sale	—	391,354	3,350,950	3,742,304
Servicing assets	—	—	65,323	65,323
Other assets	—	2,454	—	2,454
Total assets	$—	$393,808	$5,107,197	$5,501,005

Liabilities:
Other liabilities	$—	$3,828	$2,284	$6,112
Total liabilities	$—	$3,828	$2,284	$6,112

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$636,352	$636,352
Loans held for investment at fair value	—	—	1,027,798	1,027,798
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	2,899,824	2,899,824
U.S. agency residential mortgage-backed securities	—	226,925	—	226,925
Other asset-backed securities related to Structured Program transactions	—	—	169,948	169,948
U.S. agency securities	—	75,946	—	75,946
Mortgage-backed securities	—	56,674	—	56,674
Municipal securities	—	2,539	—	2,539
Other securities	—	20,792	—	20,792
Total securities available for sale	—	382,876	3,069,772	3,452,648
Servicing assets	—	—	60,697	60,697
Other assets	—	5,820	—	5,820
Total assets	$—	$388,696	$4,794,619	$5,183,315

Liabilities:
Other liabilities	$—	$5,019	$11,799	$16,818
Total liabilities	$—	$5,019	$11,799	$16,818

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that are inherently judgmental and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the third quarters and first nine months of 2025 or 2024.

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

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFS:

	September 30, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	6.1%	13.4%	7.6%	7.1%	11.9%	7.9%
Annualized net charge-off rate (1)	1.5%	17.2%	5.5%	1.8%	21.2%	5.4%
Annualized prepayment rate (1)	18.0%	38.6%	24.7%	15.0%	27.6%	20.4%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

Fair Value Sensitivity

The sensitivity of loans HFS at fair value to adverse changes in key assumptions was as follows:

	September 30, 2025	December 31, 2024
Loans held for sale at fair value	$1,213,140	$636,352
Expected remaining weighted-average life (in years)	1.4	1.4
Discount rate:
100 basis point increase	$(14,537)	$(7,663)
200 basis point increase	$(28,779)	$(15,174)
Annualized net charge-off rate:
10% increase	$(12,510)	$(6,436)
20% increase	$(25,010)	$(12,937)
Annualized prepayment rate:
10% increase	$(3,293)	$(1,274)
20% increase	$(6,062)	$(2,444)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents loans HFS at fair value activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value at beginning of period	$1,008,168	$791,059	$636,352	$407,773
Originations and purchases	1,986,261	1,331,058	4,904,306	4,011,238
Sales	(1,627,461)	(1,162,662)	(3,941,556)	(3,264,476)
Principal payments	(113,826)	(75,695)	(283,488)	(173,572)
Realized charge-offs, net of recoveries, recorded in earnings	(6,445)	(4,819)	(17,812)	(13,255)
Fair value adjustments recorded in earnings	(33,557)	(28,974)	(84,662)	(117,741)
Fair value at end of period	$1,213,140	$849,967	$1,213,140	$849,967

The following table summarizes the aggregate fair value of the Company’s HFS loans, as well as the amount that was 90 days or more past due:

	September 30, 2025		December 31, 2024
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$1,239,158	$3,443	$657,984	$3,719
Cumulative fair value adjustments	(26,018)	(2,782)	(21,632)	(3,012)
Fair value of loans held for sale	$1,213,140	$661	$636,352	$707

Loans Held for Investment at Fair Value

Loans HFI at fair value consists primarily of purchased loan portfolios comprised of loans that the Company previously originated and sold. Due to the short remaining duration of the acquired loan portfolios, the Company has elected to account for them under the fair value option.

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of loans HFI:

	September 30, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	10.8%	12.7%	11.1%	7.2%	21.8%	10.5%
Annualized net charge-off rate (1)	3.0%	19.8%	6.7%	3.0%	20.2%	6.6%
Annualized prepayment rate (1)	12.9%	23.5%	19.7%	15.6%	21.4%	19.3%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity of loans HFI at fair value to adverse changes in key assumptions was as follows:

	September 30, 2025	December 31, 2024
Loans held for investment at fair value	$477,784	$1,027,798
Expected remaining weighted-average life (in years)	0.7	0.9
Discount rate:
100 basis point increase	$(2,890)	$(7,832)
200 basis point increase	$(5,748)	$(15,557)
Annualized net charge-off rate:
10% increase	$(4,817)	$(11,821)
20% increase	$(10,975)	$(25,428)
Annualized prepayment rate:
10% increase	$(2,042)	$(4,813)
20% increase	$(3,500)	$(9,854)

Fair Value Reconciliation

The following table presents loans HFI at fair value activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value at beginning of period	$631,736	$334,642	$1,027,798	$262,190
Purchases	—	1,162,845	12,744	1,395,629
Principal payments	(152,131)	(206,847)	(554,918)	(366,777)
Interest income accretion and fair value adjustments recorded in earnings	(1,821)	(5,828)	(7,840)	(6,230)
Fair value at end of period	$477,784	$1,284,812	$477,784	$1,284,812

The following table summarizes the aggregate fair value of the Company’s HFI loans held at fair value, as well as the amount that was 90 days or more past due:

	September 30, 2025		December 31, 2024
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$504,548	$6,926	$1,097,511	$14,616
Cumulative fair value adjustments	(26,764)	(5,596)	(69,713)	(11,836)
Fair value of loans held for investment	$477,784	$1,330	$1,027,798	$2,780

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

Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable input, which includes credit spreads, was used in the fair value measurement of senior asset-backed securities related to Structured Program transactions:

	September 30, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	5.2%	5.6%	5.4%	6.0%	6.0%	6.0%

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	September 30, 2025	December 31, 2024
Fair value of interests held	$3,138,818	$2,899,824
Expected remaining weighted-average life (in years)	1.1	1.2
Discount rate:
100 basis point increase	$(34,136)	$(37,315)
200 basis point increase	$(68,272)	$(74,630)

Fair Value Reconciliation

The following table presents senior asset-backed securities related to Structured Program transactions activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value at beginning of period	$2,962,475	$2,312,114	$2,899,824	$1,176,403
Additions	605,040	688,692	1,424,927	2,102,338
Sales	—	(30,114)	—	(30,114)
Cash received	(435,499)	(241,555)	(1,185,450)	(519,822)
Change in unrealized gain (loss)	6,802	31,298	(483)	31,630
Fair value at end of period	$3,138,818	$2,760,435	$3,138,818	$2,760,435

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
(Unaudited)

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	September 30, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	6.1%	9.3%	7.3%	7.1%	11.0%	7.9%
Annualized net charge-off rate (1)	3.0%	5.5%	4.9%	3.4%	7.4%	5.0%
Annualized prepayment rate (1)	22.8%	26.2%	25.0%	18.7%	20.9%	20.5%
(1)    The weighted-average rate is calculated using the original principal balance of each security.

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	September 30, 2025	December 31, 2024
Fair value of interests held	$207,125	$169,948
Expected remaining weighted-average life (in years)	1.2	1.3
Discount rate:
100 basis point increase	$(2,179)	$(1,909)
200 basis point increase	$(4,317)	$(3,783)
Annualized net charge-off rate:
10% increase	$(1,858)	$(1,778)
20% increase	$(3,737)	$(3,567)
Annualized prepayment rate:
10% increase	$(579)	$(432)
20% increase	$(1,066)	$(835)

Fair Value Reconciliation

The following table presents other asset-backed securities related to Structured Program transactions activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value at beginning of period	$184,032	$135,545	$169,948	$73,393
Additions	51,096	42,562	111,720	129,187
Cash received	(27,612)	(15,641)	(73,537)	(37,707)
Credit loss expense for securities available for sale	(86)	(180)	(588)	(2,263)
Change in unrealized gain (loss)	(305)	18	(418)	(306)
Fair value at end of period	$207,125	$162,304	$207,125	$162,304

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	September 30, 2025			December 31, 2024
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	8.7%	17.3%	10.6%	8.7%	17.3%	10.8%
Annualized net charge-off rate (1)	1.5%	19.9%	6.4%	1.8%	21.2%	8.2%
Annualized prepayment rate (1)	17.1%	36.8%	22.3%	14.8%	27.5%	20.0%
Market servicing rate (2)	0.58%	0.58%	0.58%	0.62%	0.62%	0.62%
(1)    The weighted-average rate is calculated using the original principal balance of each loan pool.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	September 30, 2025	December 31, 2024
Fair value of servicing assets	$65,323	$60,697
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(562)	$(519)
200 basis point increase	$(1,125)	$(1,038)
Annualized net charge-off rate:
10% increase	$(508)	$(551)
20% increase	$(1,016)	$(1,102)
Annualized prepayment rate:
10% increase	$(1,797)	$(1,359)
20% increase	$(3,594)	$(2,718)

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

	September 30, 2025	December 31, 2024
Weighted-average market servicing rate assumptions	0.58%	0.62%
Change in fair value from:
Market servicing rate increase by 0.10%	$(7,317)	$(6,940)
Market servicing rate decrease by 0.10%	$7,317	$6,940

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents servicing assets activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value at beginning of period	$57,909	$69,709	$60,697	$77,680
Issuances (1)	19,326	15,202	47,261	42,539
Change in fair value, included in Marketplace revenue	(11,912)	(24,772)	(42,635)	(60,068)
Other net changes	—	(6)	—	(18)
Fair value at end of period	$65,323	$60,133	$65,323	$60,133
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

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets, and liabilities that are not recorded at fair value on a recurring basis:

September 30, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$4,095,641	$—	$—	$4,321,615	$4,321,615
Other assets	43,003	—	42,815	478	43,293
Total assets	$4,138,644	$—	$42,815	$4,322,093	$4,364,908

Liabilities:
Deposits (1)	$2,230,613	$—	$—	$2,231,406	$2,231,406
Other liabilities	44,631	—	17,574	27,057	44,631
Total liabilities	$2,275,244	$—	$17,574	$2,258,463	$2,276,037

December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,889,084	$—	$—	$4,051,497	$4,051,497
Other assets	40,466	—	40,143	661	40,804
Total assets	$3,929,550	$—	$40,143	$4,052,158	$4,092,301

Liabilities:
Deposits (1)	$2,294,214	$—	$—	$2,306,373	$2,306,373
Other liabilities	44,801	—	22,833	21,968	44,801
Total liabilities	$2,339,015	$—	$22,833	$2,328,341	$2,351,174
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

8. Derivative Instruments and Hedging Activities

The Company uses derivative instruments, including interest rate contracts such as caps and swaps, to manage exposure to interest rate risk associated with its fixed-rate assets. The Company’s interest rate contracts are indexed to the Secured Overnight Financing Rate (SOFR). Interest rate swaps involve the payment of fixed-rate amounts to a counterparty in exchange for the receipt of variable-rate payments. With interest rate caps, the Company receives payments from a counterparty when SOFR exceeds a specified strike rate.

In addition, the Company provides credit support agreements to a limited number of strategic investors which are accounted for as credit derivative liabilities.

Derivatives Not Designated as Accounting Hedges

The table below presents the notional and gross fair value amounts of the Company’s derivatives that are not designated as accounting hedges:

	September 30, 2025			December 31, 2024
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Asset (1)	Derivative Liability (1)
Credit derivatives	$4,862	$—	$(1,457)	$12,484	$—	$(10,930)

Interest rate contracts:
Interest rate caps	325,000	736	—	200,000	72	—
Interest rate swaps	125,000	—	(165)	—	—	—
Total interest rate contracts	$450,000	$736	$(165)	$200,000	$72	$—

Total	$454,862	$736	$(1,622)	$212,484	$72	$(10,930)
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

The table below presents the gains (losses) recognized on the Company’s derivatives that are not designated as accounting hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Credit derivatives (1)	$1,387	$(1,590)	$3,503	$(5,032)
Interest rate contracts (2)	(456)	(363)	(526)	(426)
Total gains (losses)	$931	$(1,953)	$2,977	$(5,458)
(1)    The initial fair value of the credit derivative liabilities is recorded in “Gain on sales of loans” with incremental changes in the fair value recorded in “Net fair value adjustments,” both within “Marketplace revenue” on the Income Statement.
(2)    Recorded in “Net fair value adjustments” within “Marketplace revenue” on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Derivatives Designated as Accounting Hedges

The table below presents the notional and gross fair value amounts of the Company’s interest rate swaps that are designated as fair value hedges:

	September 30, 2025			December 31, 2024
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Asset (1)	Derivative Liability (1)
Unsecured personal loans	$575,000	$263	$(1,817)	$1,075,000	$1,323	$(2,976)
Securities available for sale	475,000	475	(865)	225,000	2,382	—
Total interest rate swaps	$1,050,000	$738	$(2,682)	$1,300,000	$3,705	$(2,976)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.

The following table summarizes the gains (losses) recognized on the Company’s fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unsecured personal loans:
Hedged item	$(39)	$8,273	$(192)	$(2,184)
Derivatives used for hedging	29	(7,734)	99	2,181
Interest settlement on derivative (1)	350	1,490	(38)	4,259
Total gains (losses) on hedged unsecured personal loans (2)	340	2,029	(131)	4,256

Securities available for sale:
Hedged item	438	95	2,680	95
Derivatives used for hedging	(426)	114	(2,772)	114
Interest settlement on derivative (1)	733	54	2,048	54
Total gains on hedged securities available for sale (3)	745	263	1,956	263

Total gains on fair value hedges	$1,085	$2,292	$1,825	$4,519
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest and fees on loans and leases held for investment” on the Income Statement.
(3)    Recorded in “Interest on securities available for sale” on the Income Statement.

The following table presents the cumulative basis adjustments for fair value hedges:

	September 30, 2025		December 31, 2024
Balance Sheet Line Item	Carrying Amount of Closed Portfolio(1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items	Carrying Amount of Closed Portfolio(1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items
Loans and leases held for investment	$1,606,210	$1,680	$1,388,222	$1,872
Securities available for sale	$1,351,280	$483	$2,255,848	$(2,197)
(1)    Represents the total closed portfolio of assets (at amortized cost) designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

relationship. At September 30, 2025, the amortized cost of unsecured personal loans and AFS securities, designated as the hedged items in the portfolio layer hedging relationship, was $575 million and $475 million, respectively. At December 31, 2024, the amortized cost of unsecured personal loans and AFS securities, designated as the hedged items in the portfolio layer hedging relationship, was $1.075 billion and $225 million, respectively.

9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2025	December 31, 2024
Software (1)	$258,791	$222,000
Land and building (2)	75,573	—
Leasehold improvements	30,686	30,699
Computer equipment (3)	6,094	22,216
Furniture and fixtures	5,556	5,554
Total property, equipment and software	376,700	280,469
Accumulated depreciation and amortization	(126,370)	(112,937)
Total property, equipment and software, net	$250,330	$167,532
(1)    Includes $27.7 million and $43.4 million of development in progress for internally-developed software and $6.4 million and $7.1 million of development in progress to customize purchased software as of September 30, 2025 and December 31, 2024, respectively.
(2)    In April 2025, the Company acquired an office building which will be used as the Company’s headquarters beginning in the second quarter of 2026. See “Note 17. Leases” for additional information.
(3)    During the first quarter of 2025, the Company retired $16.8 million of fully depreciated computer equipment as part of its migration onto a cloud-based hosting platform.

Depreciation and amortization expense on property, equipment and software was $16.0 million and $43.9 million for the third quarter and first nine months of 2025, respectively. Depreciation and amortization expense on property, equipment and software was $12.5 million and $36.4 million for the third quarter and first nine months of 2024, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both September 30, 2025 and December 31, 2024. The Company did not record any goodwill impairment expense during the third quarters and first nine months of 2025 and 2024. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Intangible Assets

Intangible assets consist primarily of customer relationships. These intangible assets are amortized on an accelerated basis from ten to fourteen years.

Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	September 30, 2025	December 31, 2024
Gross carrying value	$56,490	$54,500
Accumulated amortization	(48,284)	(45,914)
Net carrying value	$8,206	$8,586

Amortization expense associated with intangible assets for the third quarter and first nine months of 2025 was $0.9 million and $2.4 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2024 was $0.9 million and $2.7 million, respectively. There was no impairment loss for the third quarters and first nine months of 2025 and 2024.

The expected future amortization expense for intangible assets as of September 30, 2025, is as follows:

2025	$787
2026	2,636
2027	1,943
2028	1,179
2029	729
Thereafter	932
Total	$8,206

11. Other Assets

Other assets consist of the following:

	September 30, 2025	December 31, 2024
Deferred tax assets, net (1)	$103,009	$137,155
Servicing assets (2)	65,511	61,020
Nonmarketable equity investments	48,002	44,114
Accrued interest receivable	41,066	40,388
Operating lease assets	15,086	21,304
Intangible assets, net (3)	8,206	8,586
Other	91,049	91,415
Total other assets	$371,929	$403,982
(1)    See “Note 16. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $7.7 billion and $7.3 billion as of September 30, 2025 and December 31, 2024, respectively.
(3)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Deposits

Deposits consist of the following:

	September 30, 2025	December 31, 2024
Interest-bearing deposits:
Savings and money market accounts	$6,379,517	$5,903,869
Certificates of deposit	2,230,613	2,294,214
Checking accounts	431,282	478,036
Total	9,041,412	8,676,119
Noninterest-bearing deposits	346,821	392,118
Total deposits	$9,388,233	$9,068,237

Total certificates of deposit at September 30, 2025 are scheduled to mature as follows:

2025	$317,122
2026	1,876,076
2027	23,441
2028	2,723
2029	10,268
Thereafter	983
Total certificates of deposit (1)	$2,230,613
(1)    Certificates of deposit in excess of the FDIC insurance limit of $250 thousand per account holder totaled $98.8 million at September 30, 2025.

13. Borrowings

The Company did not have any debt outstanding as of September 30, 2025 or December 31, 2024.

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	September 30, 2025		December 31, 2024
	Available Borrowing Capacity	Pledged Collateral (1)	Available Borrowing Capacity	Pledged Collateral (2)
FRB Discount Window	$3,258,759	$4,214,975	$2,635,034	$3,245,547
FHLB of Des Moines	652,425	872,201	626,117	829,885
Total	$3,911,184	$5,087,176	$3,261,151	$4,075,432
(1)    As of September 30, 2025, the Company had $4.2 billion in loans pledged under the Federal Reserve System (FRB) Discount Window, and $490.1 million in loans and $382.1 million in securities available for sale at fair value pledged to the Federal Home Loan Bank (FHLB) of Des Moines.
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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

14. Other Liabilities

Other liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$81,153	$78,131
Due to borrowers (1)	34,037	24,449
Operating lease liabilities	19,130	28,502
Payable to investors (2)	17,574	22,833
Other	70,175	66,626
Total other liabilities	$222,069	$220,541
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

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	$8,473	$10,290	$26,783	$33,845
PBRSUs	1,104	958	3,221	2,317
Stock-based compensation expense, gross	9,577	11,248	30,004	36,162
Less: Capitalized stock-based compensation expense	1,078	1,714	3,921	5,635
Stock-based compensation expense, net	$8,499	$9,534	$26,083	$30,527

Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	5,638,230	$8.78
Granted	2,521,250	$11.73
Vested	(2,698,354)	$9.29
Forfeited/expired	(587,267)	$9.30
Unvested at September 30, 2025	4,873,859	$9.95

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

During the first nine months of 2025, the Company granted 2,521,250 RSUs with an aggregate fair value of $29.6 million.

As of September 30, 2025, there was $40.6 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.5 years, subject to any forfeitures.

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

The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	1,212,209	$8.68
Granted	325,472	$10.94
Forfeited/expired	(376,862)	$10.09
Unvested at September 30, 2025	1,160,819	$8.86

During the first nine months of 2025, the Company granted 325,472 PBRSUs with an aggregate fair value of $3.6 million.

As of September 30, 2025, there was $4.8 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.1 years, subject to any forfeitures.

16. Income Taxes

For the third quarter and first nine months of 2025, the Company recorded an income tax expense of $13.0 million and $32.8 million, respectively, representing an effective tax rate of 22.6% and 25.8%, respectively. For the third quarter and first nine months of 2024, the Company recorded an income tax expense of $3.6 million and $12.3 million, respectively, representing an effective tax rate of 19.7% and 22.9%, respectively. The effective tax rates differ from the federal statutory rate due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. Additionally, on June 27, 2025, California Senate Bill 132 was signed into law, requiring that banks and financial companies transition from an equally weighted three-factor apportionment formula to a single-sales-factor apportionment formula, effective for tax years beginning in 2025. As a result, the Company’s 2025 state tax rate decreased, requiring a revaluation of its deferred tax assets. This revaluation resulted in the recognition of a discrete tax expense in the second quarter of 2025.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the Company’s net deferred tax assets:

	September 30, 2025	December 31, 2024
Deferred tax assets, net of liabilities	$149,334	$183,480
Valuation allowance	(46,325)	(46,325)
Deferred tax assets, net of valuation allowance	$103,009	$137,155

17. Leases

Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah area, Boston, Massachusetts, and New York, New York. In April 2025, the Company acquired an office building located in San Francisco, California, which will be used as its headquarters beginning in the second quarter of 2026, following the expiration of its current San Francisco lease. As of September 30, 2025, the remaining leases have lease terms ranging from approximately two to four years. As of September 30, 2025, the Company pledged $0.5 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	September 30, 2025	December 31, 2024
Operating lease assets	Other assets	$15,086	$21,304
Operating lease liabilities	Other liabilities	$19,130	$28,502

Net lease costs were $2.7 million and $8.2 million during the third quarter and first nine months of 2025, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement. Net lease costs were $2.7 million and $7.9 million during the third quarter and first nine months of 2024, respectively.

The Company’s future minimum undiscounted lease payments under operating leases as of September 30, 2025 were as follows:

2025	$3,497
2026	7,973
2027	5,010
2028	4,046
2029	909
Total lease payments	$21,435
Discount effect	(2,305)
Present value of future minimum lease payments	$19,130

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	2.64	2.98
Weighted-average discount rate	4.68%	4.87%

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Lessor Arrangements

Operating Leases

The Company leases space in its office building to third-party tenants under operating lease agreements with initial term expiration dates ranging from 2025 to 2034. Some of the agreements include options to extend the lease term for an additional five years.

Rental income earned from such leases was as follows for the periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Rental income (1)	$3,263	$5,117
(1)    Recorded in “Other non-interest income” on the Income Statement.

Future fixed lease payments to be received by the Company as of September 30, 2025, under non-cancelable operating leases, were as follows:

2025	$1,553
2026	4,654
2027	3,356
2028	2,460
2029	1,932
Thereafter	8,205
Total lease payments	$22,160

Sales-type Leases

The Company has sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term.

Interest earned on Equipment Finance was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest earned (1)	$644	$1,159	$2,200	$4,268
(1)    Recorded in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

	September 30, 2025	December 31, 2024
Lease receivables	$29,902	$49,290
Unguaranteed residual asset values	17,949	20,728
Unearned income	(4,159)	(6,125)
Deferred costs	188	339
Total	$43,880	$64,232

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Future minimum lease payments based on maturity of the Company’s sales-type leases as of September 30, 2025 were as follows:

2025	$4,551
2026	13,508
2027	7,440
2028	3,857
2029	1,489
Total lease payments	$30,845
Discount effect	(943)
Present value of future minimum lease payments	$29,902

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

Unfunded Loan Commitments

As of September 30, 2025 and December 31, 2024, the contractual amount of unfunded loan commitments was $114.4 million and $105.0 million, respectively. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” for additional detail related to the reserve for unfunded lending commitments.

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
The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At September 30, 2025 and December 31, 2024, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as “well-capitalized” institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since September 30, 2025 that management believes would change the Company’s categorization.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as LC Bank’s regulatory minimum and “well capitalized” requirements (dollars in millions):

	September 30, 2025		December 31, 2024		Required Minimum(1)	Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,298.1	18.0%	$1,188.6	17.3%	7.0%	N/A
Tier 1 capital	$1,298.1	18.0%	$1,188.6	17.3%	8.5%	6.0%
Total capital	$1,390.6	19.2%	$1,276.5	18.5%	10.5%	10.0%
Tier 1 leverage	$1,298.1	12.3%	$1,188.6	11.0%	4.0%	N/A
Risk-weighted assets	$7,224.9	N/A	$6,887.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,540.1	N/A	$10,814.0	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,136.3	15.8%	$1,101.4	16.1%	7.0%	6.5%
Tier 1 capital	$1,136.3	15.8%	$1,101.4	16.1%	8.5%	8.0%
Total capital	$1,228.3	17.1%	$1,188.5	17.4%	10.5%	10.0%
Tier 1 leverage	$1,136.3	10.9%	$1,101.4	10.3%	4.0%	5.0%
Risk-weighted assets	$7,176.6	N/A	$6,823.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,472.0	N/A	$10,696.7	N/A	N/A	N/A
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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Three Months Ended September 30,	2025	2024	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$89,840	$42,583	$7,429	$9,125	$97,269	$51,708
Other non-interest income	13,601	13,047	1,762	2,793	15,363	15,840
Total non-interest income	103,441	55,630	9,191	11,918	112,632	67,548

Interest income:
Interest income	241,616	239,880	185	497	241,801	240,377
Interest expense	(83,362)	(100,005)	—	(131)	(83,362)	(100,136)
Net interest income	158,254	139,875	185	366	158,439	140,241

Total net revenue	261,695	195,505	9,376	12,284	271,071	207,789

Provision for credit losses	(46,280)	(47,541)	—	—	(46,280)	(47,541)

Non-interest expense:
Compensation and benefits	(59,194)	(55,735)	(1,636)	(1,673)	(60,830)	(57,408)
Marketing	(40,712)	(26,186)	—	—	(40,712)	(26,186)
Equipment and software	(13,460)	(12,763)	(5)	(26)	(13,465)	(12,789)
Depreciation and amortization	(15,828)	(11,278)	(1,051)	(2,063)	(16,879)	(13,341)
Professional services	(10,797)	(7,830)	(125)	(184)	(10,922)	(8,014)
Occupancy	(3,304)	(1,952)	(1,941)	(2,053)	(5,245)	(4,005)
Other non-interest expense	(16,071)	(13,941)	(3,429)	(6,556)	(19,500)	(20,497)
Total non-interest expense	(159,366)	(129,685)	(8,187)	(12,555)	(167,553)	(142,240)
Income tax benefit (expense)	(12,667)	(3,657)	(297)	106	(12,964)	(3,551)
Net income (loss)(1)	$43,382	$14,622	$892	$(165)	$44,274	$14,457
Capital expenditures	$21,003	$12,436	$—	$—	$21,003	$12,436
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Nine Months Ended September 30,	2025	2024	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$215,474	$120,631	$23,213	$29,899	$238,687	$150,530
Other non-interest income	40,637	39,129	5,542	6,642	46,179	45,771
Total non-interest income	256,111	159,760	28,755	36,541	284,866	196,301

Interest income:
Interest income	710,329	662,501	628	4,861	710,957	667,362
Interest expense	(248,312)	(275,016)	—	(689)	(248,312)	(275,705)
Net interest income	462,017	387,485	628	4,172	462,645	391,657

Total net revenue	718,128	547,245	29,383	40,713	747,511	587,958

Provision for credit losses	(144,162)	(115,029)	—	—	(144,162)	(115,029)

Non-interest expense:
Compensation and benefits	(176,264)	(168,609)	(4,944)	(4,893)	(181,208)	(173,502)
Marketing	(103,531)	(76,987)	—	—	(103,531)	(76,987)
Equipment and software	(42,553)	(37,732)	(51)	(101)	(42,604)	(37,833)
Depreciation and amortization	(42,622)	(32,340)	(3,626)	(6,746)	(46,248)	(39,086)
Professional services	(30,453)	(22,336)	(533)	(573)	(30,986)	(22,909)
Occupancy	(8,550)	(5,642)	(5,827)	(6,165)	(14,377)	(11,807)
Other non-interest expense	(46,075)	(39,392)	(11,403)	(17,455)	(57,478)	(56,847)
Total non-interest expense	(450,048)	(383,038)	(26,384)	(35,933)	(476,432)	(418,971)
Income tax expense	(31,073)	(11,214)	(1,721)	(1,134)	(32,794)	(12,348)
Net income (1)	$92,845	$37,964	$1,278	$3,646	$94,123	$41,610
Capital expenditures	$124,763	$37,082	$—	$—	$124,763	$37,082
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total net revenue – reportable segments	$271,071	$207,789	$747,511	$587,958
Intercompany eliminations	(4,840)	(5,908)	(15,134)	(18,148)
Total net revenue – consolidated	$266,231	$201,881	$732,377	$569,810

Each expense item reported above represents the Company’s “significant segment expenses” as they are separately evaluated by the CODM, with the exception of “Other non-interest expense” which represents “other segment items” and encompasses various miscellaneous operating expenses.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Assets
Total cash and cash equivalents	$811,556	$932,463	$140,930	$65,981	$952,486	$998,444
Restricted cash	—	—	23,124	27,536	23,124	27,536
Securities available for sale at fair value	3,737,297	3,452,648	5,007	—	3,742,304	3,452,648
Loans held for sale at fair value	1,213,140	636,352	—	—	1,213,140	636,352
Loans and leases held for investment, net	4,095,641	3,889,084	—	—	4,095,641	3,889,084
Loans held for investment at fair value	476,382	1,023,226	1,402	4,572	477,784	1,027,798
Property, equipment and software, net	245,424	158,995	4,906	8,537	250,330	167,532
Investment in subsidiary	—	—	891,014	910,544	891,014	910,544
Goodwill	75,717	75,717	—	—	75,717	75,717
Other assets	312,114	300,621	84,130	121,198	396,244	421,819
Total assets	10,967,271	10,469,106	1,150,513	1,138,368	12,117,784	11,607,474
Liabilities and Equity
Total deposits	9,518,173	9,116,821	—	—	9,518,173	9,116,821
Other liabilities	194,112	177,711	52,272	60,667	246,384	238,378
Total liabilities	9,712,285	9,294,532	52,272	60,667	9,764,557	9,355,199
Total equity	1,254,986	1,174,574	1,098,241	1,077,701	2,353,227	2,252,275
Total liabilities and equity	$10,967,271	$10,469,106	$1,150,513	$1,138,368	$12,117,784	$11,607,474

	September 30, 2025	December 31, 2024
Total assets – reportable segments	$12,117,784	$11,607,474
Intercompany eliminations	(1,045,269)	(976,965)
Total assets – consolidated	$11,072,515	$10,630,509

	September 30, 2025	December 31, 2024
Total liabilities and equity – reportable segments	$12,117,784	$11,607,474
Intercompany eliminations – liabilities	(154,255)	(66,421)
Intercompany eliminations – equity	(891,014)	(910,544)
Total liabilities and equity – consolidated	$11,072,515	$10,630,509

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

Executive Summary

The following is a summary of our results for the third quarter of 2025 compared to the same period in 2024, reflecting growth in loan originations, total net revenue and net income:

•Loan originations: Loan originations for the third quarter of 2025 increased $708.8 million, or 37%, year over year. The increase was driven by an increase in unsecured personal loan origination volume.
◦Marketplace loan originations for the third quarter of 2025 increased $624.1 million, or 44%, year over year, driven by a higher retention of held for sale (HFS) loans into our Extended Seasoning program and an increase in marketplace investor demand. Loan originations HFS as a percentage of loan originations was 77% and 73% for the third quarters of 2025 and 2024, respectively.
◦Loan originations held for investment (HFI) at amortized cost for the third quarter of 2025 increased $84.7 million, or 17%, year over year. Loan originations HFI at amortized cost as a percentage of loan originations was 23% and 27% for the third quarters of 2025 and 2024, respectively.

•Total net revenue: Total net revenue for the third quarter of 2025 increased $64.4 million, or 32%, year over year.
◦Marketplace revenue: Marketplace revenue for the third quarter of 2025 increased $43.8 million, or 75%, year over year. The increase was primarily due to higher origination volumes of marketplace loans and improved loan sales prices.
◦Net interest income: Net interest income for the third quarter of 2025 increased $18.2 million, or 13%, year over year primarily due to lower deposit funding costs and an increase in total interest-earning assets.
◦Net interest margin: Net interest margin for the third quarter of 2025 was 6.18%, increasing from 5.63% in the third quarter of 2024.

•Provision for credit losses: Provision for credit losses for the third quarter of 2025 decreased $1.3 million, or 3%, year over year. The decrease was primarily driven by improved credit performance, partially offset by a higher volume of originated loans retained as HFI at amortized cost.

•Total non-interest expense: Total non-interest expense for the third quarter of 2025 increased $26.4 million, or 19%, year over year. The increase was primarily due to an increase in marketing expense based on higher origination volume and the resumption of certain marketing initiatives. The increase was also due to increases in the amortization of internally-developed software and compensation and benefits expense resulting from an increase in headcount.

•Net income: Net income for the third quarter of 2025 increased $29.8 million, or 206%, year over year.

•Diluted earnings per share (EPS): Diluted EPS grew to $0.37, compared to $0.13 for the third quarter of 2024.

•Pre-provision net revenue (PPNR): PPNR for the third quarter of 2025 increased $38.0 million, or 58%, year over year, driven by an increase in total net revenue, partially offset by an increase in non-interest expense.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
•Total assets: Total assets were $11.1 billion as of September 30, 2025 compared to $11.0 billion in the prior year. Total assets were comparable year-over-year due to a portfolio acquisition in the same quarter of the prior year.

•Deposits: Total deposits were $9.4 billion as of September 30, 2025, compared to $9.5 billion in the prior year, primarily due to a $0.6 billion decrease in brokered deposits, mostly offset by an increase in non-brokered deposits.
◦Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 88% of total deposits as of September 30, 2025.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights
We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

	As of and for the Three Months Ended			As of and for the Nine Months Ended September 30,
	September 30, 2025	June 30, 2025	September 30, 2024	2025	2024
Non-interest income	$107,792	$94,186	$61,640	$269,732	$178,153
Net interest income	158,439	154,249	140,241	462,645	391,657
Total net revenue	266,231	248,435	201,881	732,377	569,810
Non-interest expense	162,713	154,718	136,332	461,298	400,823
Pre-provision net revenue (1)	103,518	93,717	65,549	271,079	168,987
Provision for credit losses	46,280	39,733	47,541	144,162	115,029
Income before income tax expense	57,238	53,984	18,008	126,917	53,958
Income tax expense	(12,964)	(15,806)	(3,551)	(32,794)	(12,348)
Net income	44,274	38,178	14,457	94,123	41,610

Basic EPS	$0.39	$0.33	$0.13	$0.82	$0.37
Diluted EPS	$0.37	$0.33	$0.13	$0.81	$0.37

LendingClub Corporation Performance Metrics:
Net interest margin	6.18%	6.14%	5.63%	6.10%	5.70%
Efficiency ratio (2)	61.1%	62.3%	67.5%	63.0%	70.3%
Return on average equity (ROE)	12.4%	11.1%	4.4%	9.1%	4.3%
Return on tangible common equity (ROTCE) (1)	13.2%	11.8%	4.7%	9.6%	4.7%
Return on average total assets (ROA)	1.7%	1.5%	0.6%	1.2%	0.6%
Marketing as a % of loan originations	1.55%	1.40%	1.37%	1.48%	1.43%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	18.0%	17.5%	15.9%
Tier 1 leverage ratio	12.3%	12.2%	11.3%
Book value per common share	$12.68	$12.25	$11.95
Tangible book value per common share (1)	$11.95	$11.53	$11.19

Loan Originations (in millions) (3):
Marketplace loans	$2,027	$1,702	$1,403	$5,044	$4,242
Loan originations held for investment	594	689	510	1,958	1,131
Total loan originations	$2,622	$2,391	$1,913	$7,002	$5,372
Loan originations held for investment as a % of total loan originations	23%	29%	27%	28%	21%

Servicing Portfolio AUM (in millions) (4):
Total servicing portfolio	$12,986	$12,524	$12,674
Loans serviced for others	$7,612	$7,185	$7,028
(1)    Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information.
(2)    Calculated as the ratio of non-interest expense to total net revenue.
(3)    Includes unsecured personal loans and auto loans only.
(4)    Assets under management (AUM) reflects loans serviced on our platform, which includes outstanding balances of unsecured personal loans, auto refinance loans and education and patient finance loans serviced for others and retained by the Company as of the end of the periods presented.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of and for the Three Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024
Balance Sheet Data:
Securities available for sale	$3,742,304	$3,527,142	$3,311,418
Loans held for sale at fair value	$1,213,140	$1,008,168	$849,967
Loans and leases held for investment at amortized cost	$4,363,415	$4,386,321	$4,108,329
Gross allowance for loan and lease losses (1)	$(308,218)	$(293,707)	$(274,538)
Recovery asset value (2)	$40,444	$40,718	$53,974
Allowance for loan and lease losses	$(267,774)	$(252,989)	$(220,564)
Loans and leases held for investment at amortized cost, net	$4,095,641	$4,133,332	$3,887,765
Loans held for investment at fair value	$477,784	$631,736	$1,287,495
Total loans and leases held for investment	$4,573,425	$4,765,068	$5,175,260
Total assets	$11,072,515	$10,775,333	$11,037,507
Total deposits	$9,388,233	$9,136,124	$9,459,608
Total liabilities	$9,610,302	$9,369,298	$9,694,612
Total equity	$1,462,213	$1,406,035	$1,342,895

Allowance Ratios (3):
ALLL to total loans and leases held for investment at amortized cost	6.1%	5.8%	5.4%
ALLL to commercial loans and leases held for investment at amortized cost	2.3%	2.3%	3.1%
ALLL to consumer loans and leases held for investment at amortized cost	6.8%	6.4%	5.8%
Gross ALLL to consumer loans and leases held for investment at amortized cost	7.9%	7.5%	7.3%

Net charge-offs	$31,122	$31,800	$55,805
Net charge-off ratio (4)	2.9%	3.0%	5.4%
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Condensed Consolidated Statements of Income (Income Statement) data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2025	June 30, 2025	September 30, 2024	Q3 2025 vs Q2 2025	Q3 2025 vs Q3 2024
Non-interest income:
Marketplace revenue	$102,155	$89,644	$58,384	14%	75%
Other non-interest income	5,637	4,542	3,256	24%	73%
Total non-interest income	107,792	94,186	61,640	14%	75%

Interest income:
Interest on loans held for sale	37,628	32,489	30,326	16%	24%
Interest and fees on loans and leases held for investment	126,211	122,395	118,788	3%	6%
Interest on loans held for investment at fair value	15,319	19,761	26,345	(22)%	(42)%
Interest on securities available for sale	56,253	55,339	52,476	2%	7%
Other interest income	6,390	7,113	12,442	(10)%	(49)%
Total interest income	241,801	237,097	240,377	2%	1%

Interest expense:
Interest on deposits	83,221	82,845	96,863	—%	(14)%
Other interest expense	141	3	3,273	N/M	(96)%
Total interest expense	83,362	82,848	100,136	1%	(17)%

Net interest income	158,439	154,249	140,241	3%	13%

Total net revenue	266,231	248,435	201,881	7%	32%

Provision for credit losses	46,280	39,733	47,541	16%	(3)%

Non-interest expense:
Compensation and benefits	60,830	61,989	57,408	(2)%	6%
Marketing	40,712	33,580	26,186	21%	55%
Equipment and software	13,465	14,495	12,789	(7)%	5%
Depreciation and amortization	16,879	15,460	13,341	9%	27%
Professional services	10,922	10,300	8,014	6%	36%
Occupancy	5,245	4,787	4,005	10%	31%
Other non-interest expense	14,660	14,107	14,589	4%	—%
Total non-interest expense	162,713	154,718	136,332	5%	19%

Income before income tax expense	57,238	53,984	18,008	6%	218%
Income tax expense	(12,964)	(15,806)	(3,551)	(18)%	265%
Net income	$44,274	$38,178	$14,457	16%	206%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30,
	2025	2024	Change (%)
Non-interest income:
Marketplace revenue	$257,442	$170,628	51%
Other non-interest income	12,290	7,525	63%
Total non-interest income	269,732	178,153	51%

Interest income:
Interest on loans held for sale	91,931	71,746	28%
Interest and fees on loans and leases held for investment	367,555	376,000	(2)%
Interest on loans held for investment at fair value	60,490	46,801	29%
Interest on securities available for sale	167,872	130,702	28%
Other	23,109	42,113	(45)%
Total interest income	710,957	667,362	7%

Interest expense:
Interest on deposits	248,166	271,019	(8)%
Other interest expense	146	4,686	(97)%
Total interest expense	248,312	275,705	(10)%

Net interest income	462,645	391,657	18%

Total net revenue	732,377	569,810	29%

Provision for credit losses	144,162	115,029	25%

Non-interest expense:
Compensation and benefits	181,208	173,502	4%
Marketing	103,531	76,987	34%
Equipment and software	42,604	37,833	13%
Depreciation and amortization	46,248	39,086	18%
Professional services	30,986	22,909	35%
Occupancy	14,377	11,807	22%
Other non-interest expense	42,344	38,699	9%
Total non-interest expense	461,298	400,823	15%

Income before income tax expense	126,917	53,958	135%
Income tax expense	(32,794)	(12,348)	166%
Net income	$94,123	$41,610	126%

The analysis below is presented for the following periods: Third quarter of 2025 compared to the second quarter of 2025 (sequential), third quarter of 2025 compared to the third quarter of 2024 (year over year) and first nine months of 2025 compared to the first nine months of 2024 (nine months over nine months).

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

	Three Months Ended			Change (%)
	September 30, 2025	June 30, 2025	September 30, 2024	Q3 2025 vs Q2 2025	Q3 2025 vs Q3 2024
Origination fees	$105,731	$87,578	$71,465	21%	48%
Servicing fees	17,000	16,395	8,081	4%	110%
Gain on sales of loans	17,799	13,540	12,433	31%	43%
Net fair value adjustments	(38,375)	(27,869)	(33,595)	(38)%	(14)%
Total marketplace revenue	$102,155	$89,644	$58,384	14%	75%

	Nine Months Ended September 30,
	2025	2024	Change (%)
Origination fees	$263,253	$218,675	20%
Servicing fees	46,143	47,542	(3)%
Gain on sales of loans	43,541	34,090	28%
Net fair value adjustments	(95,495)	(129,679)	26%
Total marketplace revenue	$257,442	$170,628	51%

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents loan origination volume during each of the periods set forth below:

	Three Months Ended			Change (%)
	September 30, 2025	June 30, 2025	September 30, 2024	Q3 2025 vs Q2 2025	Q3 2025 vs Q3 2024
Marketplace loans	$2,027,406	$1,702,108	$1,403,330	19%	44%
Loan originations held for investment	594,295	689,232	509,569	(14)%	17%
Total loan originations (1)	$2,621,701	$2,391,340	$1,912,899	10%	37%

	Nine Months Ended September 30,
	2025	2024	Change (%)
Marketplace loans	$5,043,778	$4,241,623	19%
Loan originations held for investment	1,958,200	1,130,537	73%
Total loan originations (1)	$7,001,978	$5,372,160	30%
(1)    Includes unsecured personal loans and auto loans only.

Sequential: Origination fees were $105.7 million and $87.6 million for the third and second quarters of 2025, respectively, an increase of 21%.

Year Over Year: Origination fees were $105.7 million and $71.5 million for the third quarters of 2025 and 2024, respectively, an increase of 48%.

Nine Months Over Nine Months: Origination fees were $263.3 million and $218.7 million for the first nine months of 2025 and 2024, respectively, an increase of 20%.

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

The table below illustrates the average balance of loans sold and subsequently serviced on behalf of the investor for the periods presented (in millions):

	Three Months Ended			Change (%)
	September 30, 2025	June 30, 2025	September 30, 2024	Q3 2025 vs Q2 2025	Q3 2025 vs Q3 2024
Average AUM – Loans sold	$7,399	$7,158	$7,683	3%	(4)%

	Nine Months Ended September 30,
	2025	2024	Change (%)
Average AUM – Loans sold	$7,284	$8,343	(13)%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
In addition to the loans serviced on our marketplace platform, we serviced $53.0 million, $52.8 million and $106.5 million in outstanding principal balance of commercial loans sold as of September 30, 2025, June 30, 2025 and September 30, 2024, respectively.

Sequential: Servicing fees were $17.0 million and $16.4 million for the third and second quarters of 2025, respectively, an increase of 4%. The increase was primarily due to a lower market servicing rate assumption, which resulted in an increase in the fair value of the servicing asset, and a higher average principal balance of loans serviced. This was partially offset by a reduction in servicing fees on delinquent loan collections.

Year Over Year: Servicing fees were $17.0 million and $8.1 million for the third quarters of 2025 and 2024, respectively, an increase of 110%. The increase was primarily due to a $7.7 million servicing asset write-off in the third quarter of 2024 related to a loan portfolio purchase and a lower market servicing rate assumption, which resulted in an increase in the fair value of the servicing asset. This was partially offset by a reduction in servicing fees on delinquent loan collections.

Nine Months Over Nine Months: Servicing fees were $46.1 million and $47.5 million for the first nine months of 2025 and 2024, respectively, a decrease of 3%. The decrease was primarily due to a reduction in servicing fees on delinquent loan collections and a lower average principal balance of loans serviced. This was partially offset by a $7.7 million servicing asset write-off in the third quarter of 2024 related to a loan portfolio purchase as well as a lower fair value amortization of our servicing asset resulting from a smaller average asset balance.

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

The following tables present the unpaid principal balance of the volume of marketplace loans sold, which is a key driver of our gain on sales revenue, during each of the periods set forth below:

	Three Months Ended			Change (%)
	September 30, 2025	June 30, 2025	September 30, 2024	Q3 2025 vs Q2 2025	Q3 2025 vs Q3 2024
Marketplace loans sold (1)	$1,661,119	$1,242,740	$1,195,128	34%	39%

	Nine Months Ended September 30,
	2025	2024	Change (%)
Marketplace loans sold (1)	$4,021,832	$3,371,859	19%
(1)    Includes unsecured personal loans and auto loans only.

Sequential: Gain on sales of loans was $17.8 million and $13.5 million for the third and second quarters of 2025, respectively, an increase of 31%. The increase was primarily driven by the increase in the volume of marketplace loans sold.

Year Over Year: Gain on sales of loans was $17.8 million and $12.4 million for the third quarters of 2025 and 2024, respectively, an increase of 43%. The increase was primarily driven by the increase in the volume of marketplace loans sold as well as higher Structured Program transaction expenses in the third quarter of 2024.

Nine Months Over Nine Months: Gain on sales of loans was $43.5 million and $34.1 million for the first nine months of 2025 and 2024, respectively, an increase of 28%. The increase was primarily driven by the increase in the

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
volume of marketplace loans sold as well as higher Structured Program transaction expenses in the nine months of 2024.

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

Sequential: Net fair value adjustments were $(38.4) million and $(27.9) million for the third and second quarters of 2025, respectively, an increased loss of $10.5 million. The increased loss was primarily due to an increase in the origination volume of marketplace loans as well as a fair value benefit recognized in the second quarter of 2025 based on improved credit performance compared to the first quarter of 2025. This increased loss was partially offset by higher loan sale prices.

Year Over Year: Net fair value adjustments were $(38.4) million and $(33.6) million for the third quarters of 2025 and 2024, respectively, an increased loss of $4.8 million. The increased loss was primarily due to an increase in the origination volume of marketplace loans, partially offset by higher loan sale prices.

Nine Months Over Nine Months: Net fair value adjustments were $(95.5) million and $(129.7) million for the first nine months of 2025 and 2024, respectively, a decreased loss of $34.2 million. The reduction was primarily due to higher loan sale prices as well as a fair value benefit recognized in the second quarter of 2025 based on improved credit performance, partially offset by an increase in the origination volume of marketplace loans.

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

	Three Months Ended September 30, 2025			Three Months Ended June 30, 2025			Three Months Ended September 30, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$603,777	$6,390	4.23%	$679,603	$7,113	4.19%	$939,611	$12,442	5.30%
Securities available for sale at fair value	3,564,732	56,253	6.31%	3,411,020	55,339	6.49%	3,047,305	52,476	6.89%
Loans held for sale at fair value	1,198,581	37,628	12.56%	1,061,845	32,489	12.24%	899,434	30,326	13.49%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,268,142	110,151	13.48%	3,177,439	107,829	13.57%	3,045,150	103,291	13.57%
Commercial and other consumer loans	1,069,629	16,060	6.01%	999,148	14,566	5.83%	1,057,688	15,497	5.86%
Loans and leases held for investment at amortized cost	4,337,771	126,211	11.64%	4,176,587	122,395	11.72%	4,102,838	118,788	11.58%
Loans held for investment at fair value	552,848	15,319	11.08%	722,685	19,761	10.94%	972,698	26,345	10.83%
Total loans and leases held for investment	4,890,619	141,530	11.58%	4,899,272	142,156	11.61%	5,075,536	145,133	11.44%
Total interest-earning assets	10,257,709	241,801	9.43%	10,051,740	237,097	9.44%	9,961,886	240,377	9.65%

Cash and due from banks and restricted cash	29,655			38,746			41,147
Allowance for loan and lease losses	(260,744)			(247,133)			(225,968)
Other non-interest earning assets	638,821			633,711			624,198
Total assets	$10,665,441			$10,477,064			$10,401,263

Interest-bearing liabilities
Interest-bearing deposits:
Savings and money market accounts	$6,442,649	$61,782	3.80%	$6,152,936	$58,934	3.84%	$5,056,535	$61,556	4.84%
Certificates of deposit	1,851,320	19,990	4.28%	1,997,980	22,469	4.51%	2,032,093	26,409	5.17%
Checking accounts	406,494	1,449	1.41%	426,107	1,442	1.36%	948,334	8,898	3.73%
Interest-bearing deposits	8,700,463	83,221	3.79%	8,577,023	82,845	3.87%	8,036,962	96,863	4.79%
Other interest-bearing liabilities	12,174	141	4.61%	220	3	4.54%	486,736	3,273	2.69%
Total interest-bearing liabilities	8,712,637	83,362	3.80%	8,577,243	82,848	3.87%	8,523,698	100,136	4.67%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30, 2025			Three Months Ended June 30, 2025			Three Months Ended September 30, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Noninterest-bearing deposits	291,231			282,113			344,577
Other liabilities	237,035			236,509			225,467
Total liabilities	$9,240,903			$9,095,865			$9,093,742

Total equity	$1,424,538			$1,381,199			$1,307,521
Total liabilities and equity	$10,665,441			$10,477,064			$10,401,263

Interest rate spread			5.63%			5.57%			4.98%

Net interest income and net interest margin		$158,439	6.18%		$154,249	6.14%		$140,241	5.63%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.

An analysis of the sequential and year-over-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
	Increase (Decrease) Due to Change in:
	Average Volume (1)	Average Yield/Rate (1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(802)	$79	$(723)
Securities available for sale at fair value	2,451	(1,537)	914
Loans held for sale at fair value	4,274	865	5,139
Loans and leases held for investment at amortized cost	4,695	(879)	3,816
Loans held for investment at fair value	(4,703)	261	(4,442)
Total increase (decrease) in interest income on interest-earning assets	$5,915	$(1,211)	$4,704
Interest-bearing liabilities
Savings and money market accounts	$3,312	$(464)	$2,848
Certificates of deposit	(1,471)	(1,008)	(2,479)
Checking accounts	(60)	67	7
Interest-bearing deposits	1,781	(1,405)	376
Other interest-bearing liabilities	138	—	138
Total increase (decrease) in interest expense on interest-bearing liabilities	$1,919	$(1,405)	$514

Increase in net interest income	$3,996	$194	$4,190
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
	Increase (Decrease) Due to Change in:
	Average Volume (1)	Average Yield/Rate (1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(3,875)	$(2,177)	$(6,052)
Securities available for sale at fair value	8,411	(4,634)	3,777
Loans held for sale at fair value	9,511	(2,209)	7,302
Loans and leases held for investment at amortized cost	6,833	590	7,423
Loans held for investment at fair value	(11,621)	595	(11,026)
Total increase (decrease) in interest income on interest-earning assets	$9,259	$(7,835)	$1,424
Interest-bearing liabilities
Savings and money market accounts	$14,858	$(14,632)	$226
Certificates of deposit	(2,193)	(4,226)	(6,419)
Checking accounts	(3,569)	(3,880)	(7,449)
Interest-bearing deposits	9,096	(22,738)	(13,642)
Other interest-bearing liabilities	(4,506)	1,374	(3,132)
Total increase (decrease) in interest expense on interest-bearing liabilities	$4,590	$(21,364)	$(16,774)

Increase in net interest income	$4,669	$13,529	$18,198
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
An analysis of the nine months over nine months changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$725,035	$23,109	4.25%	$1,044,063	$42,113	5.38%
Securities available for sale at fair value	3,458,214	167,872	6.47%	2,477,631	130,702	7.03%
Loans held for sale at fair value	995,543	91,931	12.31%	735,551	71,746	13.01%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,181,224	322,703	13.53%	3,267,988	327,771	13.37%
Commercial and other consumer loans	1,027,102	44,852	5.82%	1,090,368	48,229	5.90%
Loans and leases held for investment at amortized cost	4,208,326	367,555	11.65%	4,358,356	376,000	11.50%
Loans held for investment at fair value	731,526	60,490	11.03%	539,223	46,801	11.57%
Total loans and leases held for investment	4,939,852	428,045	11.55%	4,897,579	422,801	11.51%
Total interest-earning assets	10,118,644	710,957	9.37%	9,154,824	667,362	9.72%

Cash and due from banks and restricted cash	32,817			51,792
Allowance for loan and lease losses	(249,204)			(254,102)
Other non-interest earning assets	622,152			629,288
Total assets	$10,524,409			$9,581,802

Interest-bearing liabilities
Interest-bearing deposits:
Savings and money market accounts	$6,172,137	$176,597	3.81%	$4,788,029	$172,500	4.81%
Certificates of deposit	2,006,612	67,325	4.47%	1,845,433	72,563	5.25%
Checking accounts	420,964	4,244	1.34%	937,669	25,956	3.70%
Interest-bearing deposits	8,599,713	248,166	3.84%	7,571,131	271,019	4.78%
Other interest-bearing liabilities	4,234	146	4.57%	191,061	4,686	3.28%
Total interest-bearing liabilities	8,603,947	248,312	3.84%	7,762,192	275,705	4.74%

Noninterest-bearing deposits	298,348			321,819
Other liabilities	236,900			220,558
Total liabilities	$9,139,195			$8,304,569

Total equity	$1,385,214			$1,277,233
Total liabilities and equity	$10,524,409			$9,581,802

Interest rate spread			5.53%			4.98%

Net interest income and net interest margin		$462,645	6.10%		$391,657	5.70%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
	Increase (Decrease) Due to Change in:
	Average Volume (1)	Average Yield/Rate (1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(11,267)	$(7,737)	$(19,004)
Securities available for sale at fair value	48,293	(11,123)	37,170
Loans held for sale at fair value	24,185	(4,000)	20,185
Loans and leases held for investment at amortized cost	(13,062)	4,617	(8,445)
Loans held for investment at fair value	15,994	(2,305)	13,689
Total increase (decrease) in interest income on interest-earning assets	$64,143	$(20,548)	$43,595
Interest-bearing liabilities
Savings and money market accounts	$44,190	$(40,093)	$4,097
Certificates of deposit	6,071	(11,309)	(5,238)
Checking accounts	(10,072)	(11,640)	(21,712)
Interest-bearing deposits	40,189	(63,042)	(22,853)
Other interest-bearing liabilities	(5,878)	1,338	(4,540)
Total increase (decrease) in interest expense on interest-bearing liabilities	$34,311	$(61,704)	$(27,393)

Increase in net interest income	$29,832	$41,156	$70,988
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

The provision for credit losses includes the credit loss expense for HFI loans and leases at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations held for investment in each period, which is a key driver for credit loss expense:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2025	June 30, 2025	September 30, 2024	2025	2024
Credit loss expense for loans and leases held for investment	$45,907	$40,596	$47,460	$142,885	$113,283
Credit loss (benefit) expense for securities available for sale	86	(819)	180	588	2,263
Credit loss (benefit) expense for unfunded lending commitments	287	(44)	(99)	689	(517)
Total provision for credit losses	$46,280	$39,733	$47,541	$144,162	$115,029

Loan originations held for investment	$594,295	$689,232	$509,569	$1,958,200	$1,130,537

Sequential: The provision for credit losses was $46.3 million and $39.7 million for the third and second quarters of 2025, respectively, an increase of 16%. The increase was primarily due to a higher initial provision for credit losses on a greater mix of longer-duration loans retained as HFI at amortized cost as well as a provision benefit recognized in the second quarter of 2025 resulting from improved credit performance. These factors were partially offset by a lower volume of originated loans retained as HFI at amortized cost.

Year Over Year: The provision for credit losses was $46.3 million and $47.5 million for the third quarters of 2025 and 2024, respectively, a decrease of 3%. The decrease was primarily driven by improved credit performance, partially offset by a higher volume of originated loans retained as HFI at amortized cost.

Nine Months Over Nine Months: The provision for credit losses was $144.2 million and $115.0 million for the first nine months of 2025 and 2024, respectively, an increase of 25%. The increase was primarily driven by a higher volume of originated loans retained as HFI at amortized cost, partially offset by improved credit performance.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Allowance for Credit Losses

The activity in the allowance for credit losses (ACL) was as follows:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2025	June 30, 2025	September 30, 2024	2025	2024
Allowance for loan and lease losses:
Beginning of period	$252,989	$244,193	$228,909	$236,734	$310,387
Credit loss expense for loans and leases held for investment	45,907	40,596	47,460	142,885	113,283
Charge-offs (1)	(47,886)	(49,854)	(69,109)	(164,316)	(237,539)
Recoveries	16,764	18,054	13,304	52,471	34,433
End of period	$267,774	$252,989	$220,564	$267,774	$220,564

Allowance for securities available for sale:
Beginning of period	$4,029	$4,848	$2,083	$3,527	$—
Credit loss (benefit) expense for securities available for sale	86	(819)	180	588	2,263
End of period	$4,115	$4,029	$2,263	$4,115	$2,263

Reserve for unfunded lending commitments:
Beginning of period	$1,585	$1,629	$1,455	$1,183	$1,873
Credit loss (benefit) expense for unfunded lending commitments	287	(44)	(99)	689	(517)
End of period (2)	$1,872	$1,585	$1,356	$1,872	$1,356
(1)    The first quarter of 2025 included an $8.0 million charge-off related to one office loan within our CRE portfolio, which was fully reserved for in prior periods. The CRE office loan portfolio balance was under $35 million as of September 30, 2025.
(2)    Relates to $114.4 million, $103.4 million and $105.3 million of unfunded commitments as of September 30, 2025, June 30, 2025 and September 30, 2024, respectively.

The following table presents the components of the ALLL:

	September 30, 2025	June 30, 2025	September 30, 2024
Gross allowance for loan and lease losses (1)	$308,218	$293,707	$274,538
Recovery asset value (2)	(40,444)	(40,718)	(53,974)
Allowance for loan and lease losses	$267,774	$252,989	$220,564
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	September 30, 2025	June 30, 2025	September 30, 2024
Total loans and leases held for investment	$4,363,415	$4,386,321	$4,108,329

Allowance for loan and lease losses	$267,774	$252,989	$220,564
Allowance ratio (1)	6.1%	5.8%	5.4%

Gross allowance for loan and lease losses	$308,218	$293,707	$274,538
Gross allowance ratio (1)	7.1%	6.7%	6.7%
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

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2025	June 30, 2025	September 30, 2024	2025	2024
Average loans and leases held for investment at amortized cost	$4,337,771	$4,176,587	$4,102,838	$4,208,326	$4,358,356
Net charge-offs	$31,122	$31,800	$55,805	$111,845	$203,106
Net charge-off ratio	2.9%	3.0%	5.4%	3.5%	6.2%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are generally charged-off when a borrower is contractually 120 days past due.

The following table presents nonaccrual loans and leases:

	September 30, 2025	June 30, 2025	September 30, 2024
Nonaccrual loans and leases held for investment at amortized cost	$55,349	$56,964	$64,958
% of total loans and leases held for investment at amortized cost	1.3%	1.3%	1.6%

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

	Three Months Ended			Change (%)
	September 30, 2025	June 30, 2025	September 30, 2024	Q3 2025 vs Q2 2025	Q3 2025 vs Q3 2024
Non-interest expense:
Compensation and benefits	$60,830	$61,989	$57,408	(2)%	6%
Marketing	40,712	33,580	26,186	21%	55%
Equipment and software	13,465	14,495	12,789	(7)%	5%
Depreciation and amortization	16,879	15,460	13,341	9%	27%
Professional services	10,922	10,300	8,014	6%	36%
Occupancy	5,245	4,787	4,005	10%	31%
Other non-interest expense	14,660	14,107	14,589	4%	—%
Total non-interest expense	$162,713	$154,718	$136,332	5%	19%

	Nine Months Ended September 30,
	2025	2024	Change (%)
Non-interest expense:
Compensation and benefits	$181,208	$173,502	4%
Marketing	103,531	76,987	34%
Equipment and software	42,604	37,833	13%
Depreciation and amortization	46,248	39,086	18%
Professional services	30,986	22,909	35%
Occupancy	14,377	11,807	22%
Other non-interest expense	42,344	38,699	9%
Total non-interest expense	$461,298	$400,823	15%

Compensation and Benefits

Sequential: Compensation and benefits expense decreased $1.2 million, or 2%, for the third quarter of 2025 compared to the second quarter of 2025. The decrease in compensation and benefits expense was primarily due to a decrease in variable compensation expense, partially offset by an increase in headcount.

Year Over Year: Compensation and benefits expense increased $3.4 million, or 6%, for the third quarter of 2025 compared to the same period in 2024. The increase in compensation and benefits expense was primarily due to an increase in headcount.

Nine Months Over Nine Months: Compensation and benefits expense increased $7.7 million, or 4%, for the first nine months of 2025 compared to the same period in 2024. The increase in compensation and benefits expense was primarily due to an increase in headcount.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketing

Sequential: Marketing expense increased $7.1 million, or 21%, for the third quarter of 2025 compared to the second quarter of 2025.

Year Over Year: Marketing expense increased $14.5 million, or 55%, for the third quarter of 2025 compared to the same period in 2024.

Nine Months Over Nine Months: Marketing expense increased $26.5 million, or 34%, for the first nine months of 2025 compared to the same period in 2024.

The increases in marketing expense were primarily due to an increase in variable marketing expenses based on higher origination volume as well as the resumption of certain marketing initiatives.

Equipment and Software

Sequential: Equipment and software expense decreased $1.0 million, or 7%, for the third quarter of 2025 compared to the second quarter of 2025.

Year Over Year: Equipment and software expense increased $0.7 million, or 5%, for the third quarter of 2025 compared to the same period in 2024.

Nine Months Over Nine Months: Equipment and software expense increased $4.8 million, or 13%, for the first nine months of 2025 compared to the same period in 2024.

The changes in equipment and software expense were primarily due to an increase or decrease in software license expense and cloud services.

Depreciation and Amortization

Sequential: Depreciation and amortization expense increased $1.4 million, or 9%, for the third quarter of 2025 compared to the second quarter of 2025.

Year Over Year: Depreciation and amortization expense increased $3.5 million, or 27%, for the third quarter of 2025 compared to the same period in 2024.

Nine Months Over Nine Months: Depreciation and amortization expense increased $7.2 million, or 18%, for the first nine months of 2025 compared to the same period in 2024.

The increases in depreciation and amortization expense were primarily due to an increase in the amortization of internally-developed software placed into service during the respective periods.

Professional Services

Sequential: Professional services increased $0.6 million, or 6%, for the third quarter of 2025 compared to the second quarter of 2025.

Year Over Year: Professional services increased $2.9 million, or 36%, for the third quarter of 2025 compared to the same period in 2024.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Nine Months Over Nine Months: Professional services increased $8.1 million, or 35%, for the first nine months of 2025 compared to the same period in 2024.

The increases in professional services expense were primarily due to an increase in business consulting services.

Occupancy

Sequential: Occupancy expense increased $0.5 million, or 10%, for the third quarter of 2025 compared to the second quarter of 2025.

Year Over Year: Occupancy expense increased $1.2 million, or 31%, for the third quarter of 2025 compared to the same period in 2024.

Nine Months Over Nine Months: Occupancy expense increased $2.6 million, or 22%, for the first nine months of 2025 compared to the same period in 2024.

The increases in occupancy expense were primarily related to operating expenses associated with the office building purchased during the second quarter of 2025.

Other non-interest expense

Sequential: Other non-interest expense increased $0.6 million, or 4%, for the third quarter of 2025 compared to the second quarter of 2025.

Year Over Year: Other non-interest expense remained relatively flat for the third quarter of 2025 compared to the same period in 2024.

Nine Months Over Nine Months: Other non-interest expense increased $3.6 million, or 9%, for the first nine months of 2025 compared to the same period in 2024.

The increases in other non-interest expense were primarily due to an increase in miscellaneous operating expenses.

Income Taxes

For the third quarter and first nine months of 2025, we recorded an income tax expense of $13.0 million and $32.8 million, respectively, representing an effective tax rate of 22.6% and 25.8%, respectively. For the third quarter and first nine months of 2024, we recorded an income tax expense of $3.6 million and $12.3 million, respectively, representing an effective tax rate of 19.7% and 22.9%, respectively. The effective tax rates differ from the federal statutory rate due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. Additionally, on June 27, 2025, California Senate Bill 132 was signed into law, requiring that banks and financial companies transition from an equally weighted three-factor apportionment formula to a single-sales-factor apportionment formula, effective for tax years beginning in 2025. As a result, the Company’s 2025 state tax rate decreased, requiring a revaluation of its deferred tax assets. This revaluation resulted in the recognition of a discrete tax expense in the second quarter of 2025.

As of September 30, 2025, we maintained a valuation allowance of $46.3 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on the allocation of taxable income constraints to the Parent and not related to the earnings of the Company. Changes

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return. Differences between separate entity and consolidated tax returns are eliminated upon consolidation.

The Company continues to evaluate the impact of the One Big Beautiful Bill Act (OBBBA), which was signed into law on July 4, 2025. The OBBBA addresses key business tax provisions including the restoration of 100% bonus depreciation and domestic research cost expensing. For the third quarter of 2025, OBBBA did not impact the Company’s effective tax rate but the enhanced expensing provisions reduced the amount of current taxes payable.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following table:

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Three Months Ended September 30,	2025	2024	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$89,840	$42,583	$7,429	$9,125	$97,269	$51,708
Other non-interest income	13,601	13,047	1,762	2,793	15,363	15,840
Total non-interest income	103,441	55,630	9,191	11,918	112,632	67,548

Interest income:
Interest income	241,616	239,880	185	497	241,801	240,377
Interest expense	(83,362)	(100,005)	—	(131)	(83,362)	(100,136)
Net interest income	158,254	139,875	185	366	158,439	140,241

Total net revenue	261,695	195,505	9,376	12,284	271,071	207,789

Provision for credit losses	(46,280)	(47,541)	—	—	(46,280)	(47,541)

Non-interest expense:
Compensation and benefits	(59,194)	(55,735)	(1,636)	(1,673)	(60,830)	(57,408)
Marketing	(40,712)	(26,186)	—	—	(40,712)	(26,186)
Equipment and software	(13,460)	(12,763)	(5)	(26)	(13,465)	(12,789)
Depreciation and amortization	(15,828)	(11,278)	(1,051)	(2,063)	(16,879)	(13,341)
Professional services	(10,797)	(7,830)	(125)	(184)	(10,922)	(8,014)
Occupancy	(3,304)	(1,952)	(1,941)	(2,053)	(5,245)	(4,005)
Other non-interest expense	(16,071)	(13,941)	(3,429)	(6,556)	(19,500)	(20,497)
Total non-interest expense	(159,366)	(129,685)	(8,187)	(12,555)	(167,553)	(142,240)
Income tax benefit (expense)	(12,667)	(3,657)	(297)	106	(12,964)	(3,551)
Net income (loss) (1)	$43,382	$14,622	$892	$(165)	$44,274	$14,457
Capital expenditures	$21,003	$12,436	$—	$—	$21,003	$12,436
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Nine Months Ended September 30,	2025	2024	2025	2024	2025	2024
Non-interest income:
Marketplace revenue	$215,474	$120,631	$23,213	$29,899	$238,687	$150,530
Other non-interest income	40,637	39,129	5,542	6,642	46,179	45,771
Total non-interest income	256,111	159,760	28,755	36,541	284,866	196,301

Interest income:
Interest income	710,329	662,501	628	4,861	710,957	667,362
Interest expense	(248,312)	(275,016)	—	(689)	(248,312)	(275,705)
Net interest income	462,017	387,485	628	4,172	462,645	391,657

Total net revenue	718,128	547,245	29,383	40,713	747,511	587,958

Provision for credit losses	(144,162)	(115,029)	—	—	(144,162)	(115,029)

Non-interest expense:
Compensation and benefits	(176,264)	(168,609)	(4,944)	(4,893)	(181,208)	(173,502)
Marketing	(103,531)	(76,987)	—	—	(103,531)	(76,987)
Equipment and software	(42,553)	(37,732)	(51)	(101)	(42,604)	(37,833)
Depreciation and amortization	(42,622)	(32,340)	(3,626)	(6,746)	(46,248)	(39,086)
Professional services	(30,453)	(22,336)	(533)	(573)	(30,986)	(22,909)
Occupancy	(8,550)	(5,642)	(5,827)	(6,165)	(14,377)	(11,807)
Other non-interest expense	(46,075)	(39,392)	(11,403)	(17,455)	(57,478)	(56,847)
Total non-interest expense	(450,048)	(383,038)	(26,384)	(35,933)	(476,432)	(418,971)
Income tax expense	(31,073)	(11,214)	(1,721)	(1,134)	(32,794)	(12,348)
Net income	$92,845	$37,964	$1,278	$3,646	$94,123	$41,610
Capital expenditures	$124,763	$37,082	$—	$—	$124,763	$37,082
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total net revenue – reportable segments	$271,071	$207,789	$747,511	$587,958
Intercompany eliminations	(4,840)	(5,908)	(15,134)	(18,148)
Total net revenue – consolidated	$266,231	$201,881	$732,377	$569,810

An analysis of the Company’s results of operations and material drivers and trends of the financial results of the segments presented above are consistent with those provided on a consolidated basis in "Results of Operations."

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Pre-Provision Net Revenue (PPNR), Tangible Book Value (TBV) Per Common Share, and Return on Tangible Common Equity (ROTCE). Our non-GAAP financial measures do have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP.

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

We believe ROTCE is an important measure because it reflects the Company's ability to generate income from its core assets. ROTCE is a non-GAAP financial measure calculated by dividing annualized net income by the average tangible common equity for the applicable period.

The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
GAAP Net income	$44,274	$38,178	$14,457	$94,123	$41,610
Less: Provision for credit losses	(46,280)	(39,733)	(47,541)	(144,162)	(115,029)
Less: Income tax expense	(12,964)	(15,806)	(3,551)	(32,794)	(12,348)
Pre-provision net revenue	$103,518	$93,717	$65,549	$271,079	$168,987

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Non-interest income	$107,792	$94,186	$61,640	$269,732	$178,153
Net interest income	158,439	154,249	140,241	462,645	391,657
Total net revenue	266,231	248,435	201,881	732,377	569,810
Non-interest expense	(162,713)	(154,718)	(136,332)	(461,298)	(400,823)
Pre-provision net revenue	103,518	93,717	65,549	271,079	168,987
Provision for credit losses	(46,280)	(39,733)	(47,541)	(144,162)	(115,029)
Income before income tax expense	57,238	53,984	18,008	126,917	53,958
Income tax expense	(12,964)	(15,806)	(3,551)	(32,794)	(12,348)
GAAP Net income	$44,274	$38,178	$14,457	$94,123	$41,610

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	September 30, 2025	June 30, 2025	September 30, 2024
GAAP common equity	$1,462,213	$1,406,035	$1,342,895
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Customer relationship intangible assets	(8,206)	(7,068)	(9,439)
Tangible common equity	$1,378,290	$1,323,250	$1,257,739

Book value per common share
GAAP common equity	$1,462,213	$1,406,035	$1,342,895
Common shares issued and outstanding	115,301,440	114,740,147	112,401,990
Book value per common share	$12.68	$12.25	$11.95

Tangible book value per common share
Tangible common equity	$1,378,290	$1,323,250	$1,257,739
Common shares issued and outstanding	115,301,440	114,740,147	112,401,990
Tangible book value per common share	$11.95	$11.53	$11.19

The following table provides a reconciliation of ROTCE to the nearest GAAP measure:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Average GAAP common equity	$1,424,538	$1,381,199	$1,307,521	$1,385,214	$1,277,233
Less: Average goodwill	(75,717)	(75,717)	(75,717)	(75,717)	(75,717)
Less: Average customer relationship intangible assets	(6,722)	(7,423)	(9,866)	(7,452)	(10,758)
Average tangible common equity	$1,342,099	$1,298,059	$1,221,938	$1,302,045	$1,190,758

Return on average equity
Annualized GAAP net income	$177,096	$152,712	$57,828	$125,497	$55,480
Average GAAP common equity	1,424,538	1,381,199	1,307,521	1,385,214	1,277,233
Return on average equity	12.4%	11.1%	4.4%	9.1%	4.3%

Return on tangible common equity
Annualized GAAP net income	$177,096	$152,712	$57,828	$125,497	$55,480
Average tangible common equity	1,342,099	1,298,059	1,221,938	1,302,045	1,190,758
Return on tangible common equity	13.2%	11.8%	4.7%	9.6%	4.7%

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
We are subject to supervision, regulation, examination and enforcement by multiple federal banking regulatory bodies. Specifically, as a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Board of Governors of the Federal Reserve System (FRB). Further, as a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency (OCC). Additionally, as a depository institution with assets over $10 billion, LC Bank is subject to supervision and enforcement authority relating to federal consumer financial laws and regulations by the Consumer Financial Protection Bureau (CFPB). Accordingly, we have been and continue to invest in regulatory compliance and be subject to certain parameters, obligations and/or limitations set forth by the banking regulations and regulators with respect to the operation of our business.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as LC Bank’s regulatory capital minimum and “well capitalized” requirements (dollars in millions):

	September 30, 2025		December 31, 2024		Required Minimum (1)	Well Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,298.1	18.0%	$1,188.6	17.3%	7.0%	N/A
Tier 1 capital	$1,298.1	18.0%	$1,188.6	17.3%	8.5%	6.0%
Total capital	$1,390.6	19.2%	$1,276.5	18.5%	10.5%	10.0%
Tier 1 leverage	$1,298.1	12.3%	$1,188.6	11.0%	4.0%	N/A
Risk-weighted assets	$7,224.9	N/A	$6,887.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,540.1	N/A	$10,814.0	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,136.3	15.8%	$1,101.4	16.1%	7.0%	6.5%
Tier 1 capital	$1,136.3	15.8%	$1,101.4	16.1%	8.5%	8.0%
Total capital	$1,228.3	17.1%	$1,188.5	17.4%	10.5%	10.0%
Tier 1 leverage	$1,136.3	10.9%	$1,101.4	10.3%	4.0%	5.0%
Risk-weighted assets	$7,176.6	N/A	$6,823.1	N/A	N/A	N/A
Quarterly adjusted average assets	$10,472.0	N/A	$10,696.7	N/A	N/A	N/A
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$811,556	$932,463
Securities available for sale (1)	$391,354	$382,876
Deposits	$9,518,173	$9,116,821

Available borrowing capacity:
FRB Discount Window (2)	$3,258,759	$2,635,034
FHLB of Des Moines (3)	652,425	626,117
Total available borrowing capacity	$3,911,184	$3,261,151
(1)    Excludes illiquid securities available for sale.
(2)    As of September 30, 2025 and December 31, 2024, the Company had $4.2 billion and $3.2 billion in loans pledged under the FRB Discount Window, respectively.
(3)    As of September 30, 2025, the Company had $490.1 million in loans and $382.1 million in securities pledged to the Federal Home Loan Bank (FHLB) of Des Moines. As of December 31, 2024, the Company had $456.4 million in loans and $373.5 million in securities pledged to the FHLB of Des Moines.

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

Deposits

Deposits represent an important source of funding for LC Bank. We offer deposit accounts to our members, which include both interest-bearing and noninterest-bearing deposits. As of September 30, 2025 and December 31, 2024, the amount of uninsured deposits totaled $1.2 billion for both periods, or 12% and 13% of total deposits, respectively. Uninsured time deposits as of September 30, 2025, by remaining time to maturity, were as follows:

3 months or less	$16,132
Over 3 months through 6 months	28,129
Over 6 months through 12 months	46,322
Over 12 months	8,185
Total uninsured time deposits (1)	$98,768
(1)    Consist of certificates of deposit accounts that are in excess of the FDIC insurance limit of $250 thousand per account holder.

Capital Expenditures

Net capital expenditures were $124.8 million, or 17.4% of total net revenue, and $37.1 million, or 6.8% of total net revenue, for the first nine months of 2025 and 2024, respectively. Capital expenditures in 2025 are expected to be approximately $155 million, primarily driven by the $74.5 million cash acquisition of the office building in April 2025 and related improvements to the property, as well as costs associated with the continued development and support of our digital marketplace bank.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $140.9 million and $66.0 million in cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively. The increase in cash and cash equivalents was primarily driven by a $50 million cash dividend that was paid by LC Bank to the holding company during the first quarter of 2025, to return a capital contribution made by the holding company to LC Bank in the second half of 2024. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	September 30, 2025	December 31, 2024
Instantaneous Change in Interest Rates:
+ 200 basis points	(7.7)%	(7.1)%
+ 100 basis points	(3.8)%	(3.5)%
– 100 basis points	3.3%	1.1%
– 200 basis points	5.6%	1.6%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, security purchases, and cash and cash equivalents, offset by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The increase in sensitivity as of September 30, 2025 relative to December 31, 2024 is primarily due to the composition of our loans, deposits, and hedging instruments, as well as updates to certain key modeling assumptions that affect how changes in the interest rates are projected to impact the repricing behavior of assets and liabilities. Furthermore, during fluctuating interest rate environments, the repricing of interest-bearing deposits is more impactful than that of repricing fixed-rate loans.

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

Contingencies

For a comprehensive discussion of contingencies as of September 30, 2025, see “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2025.

LENDINGCLUB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2025 were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the third quarter of 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The U.S. economy has been undergoing a period of rapid change and significant uncertainty. A number of factors have been causing this change and uncertainty, including changing inflation and interest rates, evolving government policies and changing U.S. consumer spending patterns. Inflation reached a 40-year high of 9.1% in June 2022, and in response the FRB increased interest rates eleven times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 5.25% to 5.50% in July 2023. While the FRB has since reduced rates to a range of 3.75% to 4.00% as of October 2025, it has indicated a willingness to adjust rates, including slowing the pace of rate decreases or increasing rates, as it deems necessary to combat inflation. Further, Federal economic policy is rapidly evolving and thereby creating uncertainty. For example, the recent establishment of, and subsequent revision(s) to, the Federal global tariff policy was followed by market volatility and uncertainty in part due to the potential for tariffs to raise prices and thereby fuel increasing inflation and, subsequently, interest rates. Uncertainty with respect to tariffs, and the potential of elevated inflation and interest rates on U.S. consumers, are also changing spending patterns and thereby prompting concern that the U.S. could experience an economic downturn or prolonged period of slow economic growth.

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

Additionally, uncertainty regarding the economic environment could adversely impact borrower or marketplace investor interest in our products, adversely impact our third-party vendors, cause us to change, postpone or cancel our strategic initiatives, or otherwise negatively affect our business, financial condition and results of operations. Notably, the recent changes in U.S. presidential administration and the composition of the U.S. Congress are leading to significant changes to the priorities, scope, practices and/or staffing levels of various governmental agencies. However, what changes will be made, whether the changes will be retained and the effect of the changes on the economic environment are currently uncertain and therefore the impact of the changes on our customers and business remains uncertain. Further, as of the date of this Report, the U.S. government remains partially shut down due to a lapse in appropriations from the U.S. Congress. An extended shutdown may, among other things, adversely affect the ability or willingness of borrowers (including impacted federal employees and contractors) to make payments on their loans.

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

LENDINGCLUB CORPORATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the third quarter of 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LENDINGCLUB CORPORATION
(Registrant)

Date:	October 30, 2025	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	October 30, 2025	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer