Form 10-K
period 2025-12-31
LendingClub Corp
filed 2026-02-12
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,205,883,976 based on the closing price reported for such date on the New York Stock Exchange. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of January 30, 2026, there were 115,180,598 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

LENDINGCLUB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2025

LENDINGCLUB CORPORATION
Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses, allowance for securities available for sale and the reserve for unfunded lending commitments)
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced by the Company including loans sold to investors as well as loans held for investment and held for sale by the Company)
Balance Sheet	Consolidated Balance Sheets
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the Basel III capital framework
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Loans which are held for sale and expected to be sold to investors
Income Statement	Consolidated Statements of Income
LC Bank or LendingClub Bank	LendingClub Bank, National Association
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured personal loans and auto refinance loans originated by the Company or facilitated by third-party issuing banks
Marketplace Loans	Loan Originations designated as HFS
N/M	Not meaningful
Parent	LendingClub Corporation (the Parent Company of LendingClub Bank, National Association and other subsidiaries)
PPNR or Pre-Provision Net Revenue	PPNR, or Pre-Provision Net Revenue, is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income.
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Statement of Cash Flows	Consolidated Statements of Cash Flows
Structured Program transactions
Asset-backed securitization transactions where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured personal loans.

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

Unsecured personal loans	Unsecured personal loans originated on the Company’s platforms, including an online direct to consumer platform and a platform connected with a network of purchase finance providers.
VIE	Variable Interest Entity

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

Forward-looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements in this Annual Report include, without limitation, statements regarding borrowers, credit scoring, our strategy, future operations, expected losses, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth and the impact on our business. You can identify these forward-looking statements by words such as “anticipate,” “appear,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “opportunity,” “outlook,” “plan,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or similar expressions.

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
•the effects of natural disasters, public health issues, acts of war or terrorism, geopolitical uncertainty and other external events on our customers and business;
•the impact of changes in laws or the regulatory or supervisory environment, including as a result of legislation, regulation, policies, legal challenges to agency regulations and interpretations or changes in government officials or other personnel;
•whether and how a cap on interest rates, including credit card interest rates, is implemented and/or voluntarily complied with by other financial institutions;
•the impact of changes in monetary, fiscal, or trade laws or policies;
•the impact of accounting standards, policies, elections or methodologies;
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
•the impact of changes in the U.S. political environment or disruptions in government operations;
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
•loan volume, pricing and demand;
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
•our intention not to sell our available for sale (AFS) investment portfolio securities in loss positions;
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
•the potential impact of macroeconomic developments, including economic shutdowns, inflation or other adverse circumstances;
•our ability to develop and maintain effective internal controls;
•our ability to recruit and retain quality employees to support current operations and future growth;
•our ability to continue to realize the financial and strategic benefits of our digital marketplace bank business model;
•the timeline for occupying our recently acquired property in San Francisco;
•our tax profile;
•changes in the effectiveness and reliability of our information technology and computer systems, including the impact of any security or privacy breach;
•the impact of artificial intelligence on our business;
•our ability to control our cost structure;
•our ability to manage and repay our indebtedness;
•the impact of our potential rebranding initiative;
•shares acquired under, and the impact of, our share repurchase and acquisition program; and
•other risk factors listed from time to time in reports we file with the SEC.

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

LENDINGCLUB CORPORATION
PART I

Item 1. Business

A Digital Bank for the Motivated Middle

LendingClub operates a leading nationally chartered digital bank focused on serving a large and underserved segment of creditworthy U.S. consumers that we refer to as the “motivated middle.” These consumers are digitally capable, value-conscious, and make frequent use of credit to achieve intentional financial goals; however, they are often poorly served by traditional financial institutions due to structural inefficiencies and limited transparency. Our branchless, mobile-first platform enables members to apply for and manage lending and banking products digitally, delivering competitive pricing and a streamlined experience. We focus on high-demand areas of lending where inefficiencies persist, including personal loans, auto refinance, and point-of-sale financing for major purchases.

Our competitive differentiation is grounded in four core advantages: (i) an underwriting platform built on nearly two decades of proprietary data and machine-learning models; (ii) products designed to provide meaningful value to our members; (iii) digital experiences that enhance transparency and drive engagement, loyalty, and operating efficiency; and (iv) a technology stack engineered for innovation and scalability. Our advanced decisioning, pricing, and risk management capabilities are enabled by an extensive and diverse dataset spanning borrower behavior, credit performance, and economic cycles. We leverage our data advantage, lower-cost deposit base, and complementary marketplace platform and bank balance sheet to optimize loan sales and retention, generating both recurring net interest income and capital-light fee revenue while maintaining attractive returns through economic cycles.

Our lending products typically serve as the entry point to our ecosystem, with members often returning for additional borrowing needs as their financial needs evolve. We supplement these lending interactions with ongoing engagement through our mobile application and award-winning banking products, including checking and savings accounts and digital tools that provide members with insights into their debt, spending, and savings behavior. We believe our expanding product suite and integrated business model enable flexibility, resilience, and the ability to efficiently scale originations across multiple lending verticals, supporting sustainable growth and long-term value creation for our members and stockholders. Since our founding in 2006, more than five million individuals have become members and more than $100 billion of loans have been originated through our platform.

Our Loan Origination and Deposit Business

Our sales and marketing efforts are designed to efficiently attract and retain members and support member satisfaction. We attract members through various channels such as our website and mobile app, online affiliate partners, direct mail, paid search engines, online display advertising, email, social media, strategic relationship referrals and small businesses such as merchants, healthcare providers and soon, home improvement providers. When our members need another loan or deposit product, many return to LendingClub – at a very low acquisition cost to us and experience a simple, streamlined application process for them – which increases the lifetime value of these repeat members while providing them additional opportunities to improve their financial position.

Once a loan application is received, multivariable, machine-learning driven, and automated processes allow us to assess risk and present decisioned applicants with one or more loan options, including the term(s), rate(s), and amount(s) for which the applicant qualifies. Once any additional verifications are completed, the loan is originated and funded often within 24 hours. Our loan products are intended to directly address the core borrowing needs of our members and are underpinned by our scalable technology platform and capabilities.

Our primary consumer loan products include the following:
•Personal Loans. Unsecured, fixed-rate, and fixed-term consumer loans that may be used for various purposes. We currently offer borrowers multiple features to lower their cost of debt and enhance their

LENDINGCLUB CORPORATION
financial position, including balance transfers (where a borrower’s existing credit card debt(s) are directly paid down and the debt is consolidated into a fixed-rate term loan), joint applications (where borrowers may receive a better rate when they jointly apply for a personal loan), and TopUp (where borrowers can easily combine their existing LendingClub loan with additional loan proceeds into a new single payment loan).
•Major Purchase Finance. Unsecured, fixed-rate, and fixed-term consumer loans that help borrowers manage larger planned expenses such as elective medical, dental, and other healthcare procedures, as well as other higher cost goods and services. We partner with providers and merchants who offer our financing options directly to their customers. By leveraging our existing purchase finance capabilities, we intend to expand our loan offerings in 2026 to include home improvement financing, enabling payments directly to partner retail merchants and contractors and streamlining the customer financing experience.
•Auto Refinance. Secured consumer loans that help borrowers reduce the cost of their existing auto loan. We offer qualified borrowers the opportunity to lower their interest rate, reduce monthly payments, and/or adjust their repayment term by refinancing their existing auto loan.

Our commercial lending business is primarily focused on small businesses, and we participate in the U.S. Small Business Administration (SBA) lending programs, certain of which guarantee a portion of the loan in the case of borrower default. Commercial loans are sourced through relationships with businesses across the country. We underwrite loans based on the creditworthiness of businesses, including an assessment of cash flows, and on the underlying value of any collateral. In the first quarter of 2023, we ceased originating commercial real estate loans and equipment leases and currently intend to retain the existing loan portfolios to maturity. However, we continue to originate loans secured by real estate under the SBA lending programs.

Our deposit business includes sourcing deposits directly from customers and from third-party marketing channels and deposit brokers. For consumer depositors, we offer a range of FDIC-insured deposit products, including high-yield savings accounts, checking accounts, and certificates of deposit (CDs). Our LevelUp Savings product delivers a competitive interest rate and rewards members with our best interest rate on savings for engaging in positive ongoing savings behavior. Our flagship LevelUp Checking delivers an award-winning digital experience and member-friendly features, such as ATM fee rebates, no overdraft fees, and early direct deposits. Further, LevelUp Checking rewards our members with cash back when they make on-time LendingClub personal loan payments through their LevelUp Checking account and when they use their LevelUp Checking debit card for qualifying gas, grocery, and pharmacy purchases.

Our Marketplace

Our consumer loans are either retained by LendingClub Bank or sold to marketplace investors through our innovative and proprietary loan marketplace. The composition of our marketplace investors varies from time to time but generally includes asset managers (such as private credit and fund asset managers), other financial institutions and insurance companies. Our marketplace loan sales are executed as either loan sales or Structured Program transactions. Many of our loan sales are pursuant to singular transactions with marketplace investors. However, from time to time, we also enter into agreements with marketplace investors that outline terms of conditions pursuant to which multiple loan sales occur over an extended period of time.

Structured Program transactions deliver benefits to both marketplace investors and LendingClub. Marketplace investors earn compelling levered returns (benefiting from financing built into the structure) and LendingClub earns an attractive yield with remote credit risk on our retained senior securities. Since launch through the end of 2025, we sold approximately $8 billion of loans under this program.

Additionally, we may opportunistically and/or systematically purchase loans, including portfolios of loans that we previously originated and sold to marketplace investors.

LENDINGCLUB CORPORATION
Our Competitive Advantages

As a digital marketplace bank, we have key business model and competitive advantages over both traditional banks and fintech marketplaces. These include:
•Financially attractive and resilient business model. As a bank, we benefit from two distinct revenue streams: (i) marketplace revenue in the form of origination fees from borrowers and servicing fees on loans sold to marketplace investors, which provides attractive in-period income, and (ii) net interest income earned from retaining loans and Structured Program securities, offset by interest expense on our deposits, which provides a recurring and resilient revenue source. In addition to improving our loan-level economics, our banking capabilities also substantially increase the long-term resiliency of our business by providing access to deposit funding, instead of higher-cost and more volatile third-party warehouse funding. Finally, as a digital marketplace bank without the typical brick-and-mortar branch network and related infrastructure of traditional banks, we are better able to leverage technology to meet customers where they are and provide them with smart, simple, and rewarding solutions.
•Unmatched data and analytics, which power our customer experience and underwriting results. We believe that lending is essentially a data problem and that we have the technology and expertise to solve it. We serve members across a wide band of the credit spectrum and more than $100 billion of loans have been originated through our platform since 2006. Through our interactions with applicants and members, we have collected more than 150 billion cells of performance and behavioral data across thousands of attributes and various economic cycles. That data informs our activities across the customer lifecycle – from marketing to underwriting, pricing, and servicing – and informs our proprietary credit decisioning and machine learning models to rapidly adapt and adjust to changing environments. As a result of our data advantage and iterative credit modeling, third-party data shows that we are able to assess credit risk more effectively than traditional scoring models and our peer set, which allows us to expand access to credit and generate savings for members while also generating competitive risk-adjusted returns. We also believe these advantages result in lower customer acquisition costs and give us a deep understanding of our members, which helps us anticipate their needs, informs future product offerings, and enables us to effectively customize offers.
•Strong, growing, and engaged customer base. Our scalable technology, customer-focused culture, and use of data and analytics has enabled us to provide loans and deposit accounts to our millions of members. Our typical member is among the industry’s most sought-after consumers: borrowers who have relatively high incomes and higher than average FICO scores. Many of our members have accumulated higher-cost debt and they want better, lower-cost solutions. We are able to help members refinance their higher-cost debt into a lower-cost, fixed-rate product, thereby providing both interest expense savings and a pathway toward an improved financial position. Our high net promoter score reflects the strong affinity our members have for our brand and the value we provide. In fact, many of our members return to us for a subsequent personal loan and/or to increase their savings through other loan products, like auto refinance, and deposit products. These repeat members have very low acquisition costs, demonstrate better loan performance, and are avid proponents of LendingClub, creating a powerful foundation for future products.

Our loan marketplace serves a broad range of investors who purchase and invest in our loans, including asset managers (such as private credit funds and fund asset managers), other financial institutions and insurance companies. Our marketplace primarily competes with other investment vehicles and asset classes, such as equities, bonds, and short-term fixed income securities. LendingClub’s key competitive advantages for marketplace investors include:
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

LENDINGCLUB CORPORATION
•Portfolio diversification. Loans we sell through our marketplace can offer duration, geographic, and/or asset diversification to these investors.
•Innovative and easy-to-use technology platform. Our marketplace brings the traditional loan trading model into the digital age with faster and more efficient transactions. Our marketplace supports same-day automated settlements, flexible real-time market-based pricing, the ability to customize marketplace investor portfolios and trading activity, and passive or active loan selection strategies.
•Regulated and resilient counterparty. As a national bank subject to federal regulatory oversight and an investor in our own loans, LendingClub is a trusted partner, which is especially important for financial institutions participating in our loan marketplace.

LendingClub’s key competitive advantages also extend to our members, including:
•Access to affordable credit. We allow members to easily apply for a loan from a desktop or mobile device, presenting a variety of rate and term options with no impact to their credit score. Once an offer is selected, we run credit and identity verifications, relying on automation, when possible, to reduce friction, and, for 80% of approved applicants, deposit net loan proceeds within 24 hours.
•Improvements in their financial position. Members who use a LendingClub unsecured personal loan to pay off their existing debt not only reduce their cost of debt but also may increase their credit score over time.
•Other LendingClub products and services. Members have access to a growing set of financial products and services that are designed to work well together to deliver smart, simple, and rewarding solutions.

Seasonality

Historically, borrower demand for our loans is generally lower in the first and fourth quarters of the year, which can result in lower origination volume and contribute to fluctuations in our operating results. We believe that: (i) lower demand for our loans in the first quarter is attributable to the impact of tax refunds; and (ii) lower demand for our loans in the fourth quarter is attributable to holiday-driven behaviors.

Revenue

Our primary sources of revenue include:
•Net interest income. Interest earned on loans retained on our balance sheet, less interest paid on deposits and other interest-bearing liabilities.
•Origination fees. Fees charged to borrowers in connection with the origination of a loan.
•Servicing fees. Fees to compensate us for servicing loans on behalf of marketplace investors, including managing payments from borrowers and remittances to those investors.
•Gain on sales of loans. In connection with loan sales to marketplace investors, we capitalize the initial fair value of servicing rights. A gain or loss is recorded based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale.
•Fair value adjustments. Adjustments to the carrying value of loans, for which we have elected to account for under the fair value option, to reflect their fair value.

The timing and classification of revenue depends, among other things, on whether the loans are accounted for at amortized cost or at fair value.

We elected to account for loans held for sale (HFS) under the fair value option. Revenue from HFS loans includes origination fees recognized at the time of loan origination, gain on sales of loans (recognition of servicing asset), servicing fees received from marketplace investors over the life of the sold loan, and net fair value adjustments

LENDINGCLUB CORPORATION
(gains or losses from sale prices in excess of or less than the loan principal amount sold and realized net charge-offs). We also earn interest income on HFS loans from the time of origination until the loans have been sold.

Since becoming a bank in 2021 through 2025, loans originated as held for investment (HFI) were, and we expect will continue to be, accounted for at amortized cost. Revenue from HFI loans primarily consists of interest income, which includes the stated interest rate on the loans and the amortization of origination fees and marketing costs that are deferred at origination. We establish a CECL allowance on these loans based on an estimated net present value of lifetime expected credit losses. This allowance is initially recognized through earnings at the time of origination. Due to the timing difference caused by origination fee and marketing cost deferrals and upfront credit loss provisioning, earnings are initially disproportionately impacted from HFI loans accounted for at amortized cost before benefiting from higher levels of interest income in later periods. In addition, certain non-routine loan portfolio purchases designated as HFI were accounted under the fair value option on a transaction-specific basis, due to the short remaining duration of the acquired portfolios. Revenue from loan portfolio purchases includes interest income and net fair value adjustments which are recorded in current period earnings.

Effective January 1, 2026, we elected the fair value option to account for HFI loans that were originated on or after that date. Prior to this election, loans that were originated as HFI were, and we expect will continue to be, accounted for at amortized cost, which required the initial recognition of an allowance for lifetime expected credit losses under the CECL methodology, recognized within “Provision for credit losses” on the Income Statement. We believe that applying the fair value option, rather than the CECL methodology, to HFI loans more accurately reflects the in-period economic performance of the loans by better aligning the value of the loan to its then fair value. Under the fair value option, origination fee revenue and marketing costs are recognized in earnings at the time of loan origination, rather than being deferred, and changes in fair value of loans, including the impact of net credit losses, are recognized in current period earnings within “Net fair value adjustments” on the Income Statement. Further, by applying the fair value option to HFI loans, we are applying the same accounting methodology to all loans we originate after January 1, 2026, as both HFI and HFS loans will be measured at fair value.

Competition

The financial services industry is highly competitive and rapidly changing. We compete with a broad array of traditional and new financial services providers, including banks and non-banks. Some of these competitors have more resources and/or less regulatory oversight, and some may have lower cost structures. Further, the competition within the financial services industry is increasing as technology (such as artificial intelligence) enables efficiencies and innovations, additional companies obtain bank charters and non-banks expand the scope of their products and services.

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

The legal and regulatory regime affects virtually all aspects of our operations. Statutes, regulations and regulatory and supervisory policies govern, among other things, the scope of activities that we may conduct and the manner in which we may conduct them; our business plan and growth; our board, management, and risk management infrastructure; the type, terms, and pricing of our products and services; our loan and investment portfolio; our capital and liquidity levels; our reserves against deposits; our ability to pay dividends, buy-back stock or distribute capital; and our ability to engage in mergers, acquisitions, strategic initiatives and transactions between LC Bank

LENDINGCLUB CORPORATION
and its affiliates. The legal and regulatory framework is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations, through shifts in policy, implementation or enforcement or through legal challenges to new and/or existing agency regulations and interpretations. Changes are difficult to predict and could have significant effects on our business.

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

As a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency (OCC). The OCC charges fees to national banks, including LC Bank, in connection with its supervisory activities. Further, as a depository institution with assets over $10 billion, LC Bank is subject to supervision and enforcement authority relating to federal consumer financial laws and regulations by the Consumer Financial Protection Bureau (CFPB).

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

Notwithstanding the forgoing, the change in U.S. presidential administration and composition of the U.S. Congress has led to significant changes to the existence, priorities, scope, practices and/or staffing levels of various regulatory agencies. For example, in February 2025, the current presidential administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities; and while the CFPB is still operating, it has rescinded rules set under the prior U.S. presidential administration. For more information, see “Item 1A. Risk Factors – Changes in the legal, regulatory or political environment could adversely affect our business, financial condition, and results of operations.”

Broad Powers to Ensure Safety and Soundness

A principal objective of the U.S. bank regulatory system is to ensure the safety and soundness of banking organizations. Safety and soundness is a broad concept that includes financial, operational, compliance and

LENDINGCLUB CORPORATION
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

The bank regulatory framework requires that we obtain prior approval of one or more regulators for various initiatives or corporate actions, including acquisitions or minority investments, the establishment, relocation or closure of branches, certain dividends or capital distributions. Regulators take into account a range of factors in determining whether to grant a requested approval, including the supervisory status of the applicant and its affiliates. Thus, there is no guarantee that a particular proposal by us would receive the required regulatory approvals.

The Community Reinvestment Act (CRA) requires federal banking regulators, in their review of certain applications by banking organizations, to take into account the applicant’s record in helping meet the credit needs of its community, including low- and moderate-income neighborhoods. LC Bank is subject to periodic examination under the CRA by the OCC, which will assign ratings based on the methodologies set forth in its regulations and guidance. Less favorable CRA ratings, or concerns raised under the CRA, may result in negative regulatory consequences for LC Bank. In July 2025, the federal banking regulators provided notice regarding a change in position on how the examine banks under regulations implementing the CRA that includes a potential for

LENDINGCLUB CORPORATION
implementing new proposed rules, and subject to the outcome of related litigation and/or implementation of the new proposed rules, may impact how certain activities may be considered, and how regulators may assess performance, under the CRA.

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

LENDINGCLUB CORPORATION
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

The CFPB has broad authority related to federal consumer financial laws and regulations impacting the provision of consumer financial products and services, and has substantial power to define the rights of consumers and responsibilities of financial institutions. In addition, the CFPB has primary supervision and enforcement authority relating to these federal consumer financial laws and regulations over banks with assets of $10 billion or more. As noted above, as a depository institution with assets over $10 billion, LC Bank is subject to supervision and enforcement authority relating to federal consumer financial laws and regulations by the CFPB. Many consumer financial laws and regulations adopted or amended by the CFPB currently apply to us and, prior to the CFPB, the OCC supervised our compliance with respect to these laws and regulations.

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

LENDINGCLUB CORPORATION
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

LENDINGCLUB CORPORATION
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

Issuing Bank Model

Prior to becoming a bank holding company and establishing LC Bank, our issuing bank for unsecured personal and auto refinance loans was WebBank, a Utah-chartered industrial bank. Our partner banks for education and patient finance loans were NBT Bank and Comenity Capital Bank. NBT Bank is subject to oversight by the OCC and was phased out as a partner in 2021. Comenity Capital Bank, which originates, owns and services its loans, is subject to oversight by the FDIC and the Utah Department of Financial Institutions, and continues to be a partner. These authorities impose obligations and restrictions on our activities and the loans facilitated through our lending marketplace through issuing and partner banks. With respect to the issuing bank model, there have been challenges to the ability of a bank to “export” interest rates permitted by the laws of the state where the bank is located. For more information, see “Item 1A. Risk Factors – Any challenge to or adverse consequence from our prior use of the issuing bank partnership model (or litigation or legislation aimed at thwarting certain transactions based on this model) may harm our business.”

Regulatory Examinations and Actions Relating to the Company’s Legacy Business

The Company is subject to examination for compliance with applicable laws and regulations in the states in which it is licensed. Prior to becoming a bank holding company and establishing LC Bank, the Company conducted its business as a non-bank entity and maintained various financial services licenses in numerous jurisdictions. Since establishing LC Bank, the vast majority of the Company’s business is conducted through LC Bank pursuant to the laws applicable to national banks. Accordingly, many state level regulations and licensing requirements no longer apply to the Company in part because: (i) it is a bank holding company operating a national bank and therefore subject to the purview of the federal banking regulations and regulators, and (ii) the Company has ceased certain types of operations that were unique to its legacy business model, such as the LendingClub Member Payment Dependent Notes (Retail Notes) program.

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

LENDINGCLUB CORPORATION
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

Human Capital

The Company and its consolidated subsidiaries had 1,075 employees as of December 31, 2025, all of whom were located in the United States. Our success depends, in large part, on our ability to recruit, develop, motivate, and retain employees with the skills to execute our long-term strategy. We participate in a competitive market for talent and aim to distinguish ourselves by offering our employees the opportunity to make a meaningful positive impact on the financial success of Americans in an innovative technology-oriented environment. We also offer competitive compensation and benefits. Our compensation programs consist primarily of base salary, annual corporate bonus opportunity, and long-term equity and cash awards. We periodically conduct pay equity surveys to ensure our compensation programs are applied equitably across our workforce. Our benefits programs consist of comprehensive health, dental, and welfare benefits, including a 401(k) matching program and standalone mental health coverage. Since 2022, we have adopted a hybrid in-office work model.

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

Diversity of background and experience are core to our corporate culture because, among other things, we believe a diversity of talent better reflects, and thereby better allows us to serve, our customer base. We have executive-sponsored leadership programs and resource groups for all employees, as well as an allyship program designed to provide all interested employees with mentorship opportunities designed to enhance community and inclusiveness within the workplace. We also maintain a Business Conduct and Ethics Policy, which, among other things, sets forth numerous policies designed to provide for a safe, ethical, respectful and compliant work environment.

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

LENDINGCLUB CORPORATION
•Other news and market data that we may post from time to time that investors might find useful or interesting; and
•Opportunity to sign up for email notifications.

In addition to announcing material financial information through our investor relations website, press releases, SEC filings, and public conference calls and webcasts, we also intend to use other online and social media channels, including our Resource Center (https://www.lendingclub.com/resource-center), X (formerly Twitter) handles (@LendingClub and @LendingClubIR) and Facebook page (https://www.facebook.com/LendingClubTeam) as a means of disclosing material non-public information and to comply with our disclosure obligations under Regulation FD.

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

Risks Related to Regulation, Supervision and Compliance

•operating within the bank regulatory framework and to the satisfaction of the banking regulators;
•our compliance with applicable laws and regulations (including applicable foreign laws);
•the impact of any changes to the legal, regulatory and/or political environment;
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
•our prior use of the issuing bank partnership model;
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
•the use and impact of our share repurchase and acquisition program and related stock price volatility; and
•our intention to not pay dividends in the foreseeable future.

RISKS RELATED TO REGULATION, SUPERVISION AND COMPLIANCE

We operate in a highly regulated environment that affects virtually all aspects of our operations, and the need to comply with applicable laws, regulations and supervisory expectations can materially impact our business, financial condition and results of operations.

We are subject to extensive regulation, supervision and legal requirements that affect virtually all aspects of our operations. The regulatory framework governing banking organizations is generally intended to protect customers, depositors, the Deposit Insurance Fund and the overall financial stability of the United States, not our stockholders or creditors. See “Item 1. Business – Regulation and Supervision” for information on the regulation and supervision framework which governs our Company and its activities.

LENDINGCLUB CORPORATION

We are supervised and regularly examined and inspected by our regulators, including the FRB, OCC and CFPB. Our regulators have extensive authority and discretion in their interpretation, implementation, supervision and enforcement of the regulatory regime, including on matters related to:
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

Changes in the legal, regulatory or political environment could adversely affect our business, financial condition, and results of operations.

Laws, regulations and supervisory expectations, and the manner in which they are interpreted and enforced, are constantly changing. Governments could pass legislation, regulations or adopt policies based on changes in leadership, shifting priorities, the stability of the banking system or in response to current financial conditions.

Further, the change in U.S. presidential administration and the composition of the U.S. Congress is resulting in significant changes in governing ideology and style, legislative, regulatory or policy priorities and/or the existence,

LENDINGCLUB CORPORATION
priorities, scope, practices and/or staffing levels of regulatory agencies. For example, in February 2025, the current presidential administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities; and while the CFPB is still operating, it has rescinded rules set under the prior U.S. presidential administration. Additionally, changes in the leadership of federal banking agencies may impact supervision, examination and enforcement priorities and rulemaking of such agencies and may result in changes to interpretations of existing rules and guidance. Further, in January 2026, the current presidential administration proposed a 10% interest rate cap for credit cards which, if implemented, and depending on how it is implemented, could have an adverse effect on our business and results of operations, including reducing borrower demand for our loans given a significant portion of loan customers use our personal loan product to refinance existing higher interest rate credit card debt into a lower interest rate personal loan with us. Additionally, if the proposal for an interest rate cap (and any related legislation or executive order) extends to other forms of consumer credit such as personal loans, and, depending on how that would be implemented, our business and financial results could be materially and adversely impacted as we would be unable to offer our current personal loan product to many customers that we currently are able to serve. We cannot predict what other changes, if any, will be made to the legal and regulatory framework, whether the changes will be retained or the effect that such changes may have on our future business and earnings prospects.

Changes to the legal, regulatory or political environment may require material modifications to our products, services and operations, require significant investments of management attention and resources, or expose us to potential liability for past practices. Changes to the legal and regulatory framework, such as through amendments to laws and regulations, legal challenges to new and existing agency regulations and interpretations, imposition of supervisory action, or shifts in governmental or regulatory policies, practices or priorities may have a material adverse impact on our operations, including the cost to conduct business, our results of operations and what products and services we can offer.

Further, as a result of changes in priorities and/or leadership at federal, state and/or local levels, we may become subject to different and potentially conflicting requirements and expectations in the jurisdictions in which we operate or that may attempt to exercise jurisdiction over us, which may make it more challenging and/or resource intensive to comply with applicable laws and could have an adverse effect on our business and results of operations. For example, in March 2025, the SEC voted to abandon its defense of its 2024 climate-related disclosure rules, effectively pausing, and likely reversing, the mandate for issuer companies to report greenhouse gas emissions and climate risks. However, California and other states are continuing forward with, or contemplating, their own climate-related disclosure rules; though the California rules are being legally challenged and the outcome of such challenges is currently unknown.

Our allowance for loan losses may not be adequate to cover actual losses.

Through its adoption of the CECL methodology, the Financial Accounting Standards Board (FASB) implemented an accounting model to measure credit losses for financial assets measured at amortized cost. Effective January 1, 2026, we elected the fair value option accounting methodology, in lieu of CECL, to account for newly originated HFI loans and therefore all newly originated loans are being accounted for under the fair value option methodology. However, as of the date of this Annual Report, the majority of our loan portfolio reflects HFI loans originated prior to January 1, 2026, which are being, and we expect will continue to be, accounted for under the CECL methodology. Under CECL, we maintain an allowance for loan losses to provide for loan defaults and non-performance that reflects management’s best estimate of expected lifetime losses inherent in our finance receivables and loan portfolio.

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

LENDINGCLUB CORPORATION
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

LendingClub Corporation is the parent company of and a separate and distinct legal entity from LC Bank. Legal entity liquidity is an important consideration as there are legal, regulatory and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, which could result in adverse liquidity events at LendingClub Corporation and/or LC Bank. In particular, LC Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from a subsidiary to their parent company or other affiliates. Applicable laws and regulations, including capital and liquidity requirements, could restrict our ability to transfer funds between LC Bank and LendingClub Corporation, which could adversely affect our cash flow and financial condition. Additionally, applicable laws and regulations may restrict what LendingClub Corporation is able to do with the liquidity it does possess, which may adversely affect our business and results of operations.

Bank holding companies, including the Company, are subject to capital and liquidity standards. From time to time, regulators may implement changes to these capital adequacy and liquidity requirements. If the Company fails to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, its business activities, including lending, and its ability to expand could be limited. It could also result in the Company being required to take steps to increase its regulatory capital that may not otherwise be in the best interest of the Company or may be dilutive or adverse to stockholders, including issuing equity or borrowing funds to increase capital, limiting the Company’s ability to pay dividends to stockholders or limiting the Company’s ability to invest in assets even if deemed more desirable from a financial and business perspective.

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

Finally, our risk management framework may be deemed insufficient or inadequate by our regulators, which has in the past required, and may in the future require, that we invest additional resources into remediating any deficiencies and which has adversely impacted, and may in the future impact, our ability to operate our business until the revised framework is deemed sufficient and adequate by our regulators.

LENDINGCLUB CORPORATION
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

We hold loans purchased and/or issued by the Company or LC Bank. While these loans are on our balance sheet we earn interest on the loans, but we have exposure to the credit risk of the borrowers. In the event these borrowers experience a decline or volatility in their credit profile and/or an increase or volatility in their delinquency rates, the value of these held loans may decline. For example, inflation and/or natural disasters may cause borrowers to allocate more of their income to necessities such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments.

From time to time, we also sponsor the sale of loans through Structured Program transactions, and we may be required to and/or otherwise decide to retain a portion of the interests in these securitization transactions (Securitization Interests).

Volatility or a decline in the value of the loans and/or Securitization Interests held on our balance sheet may adversely impact the liquidity of these loans/interests, which could produce losses if we are unable to realize their fair value or manage declines in their value, each of which may materially and adversely affect our financial performance. Further, increases in delinquency rates may require that we take additional allowances for losses, which may adversely affect our financial performance and our ability to allocate sufficient financial resources for other purposes, such as advancing our products and services, which could impact our results of operations.

Notably, under the fair value option accounting methodology, changes in fair value of loans are recorded in current period earnings. Therefore, in-period volatility or a decline in the value of the loans held on our balance sheet could require that we record a potentially significant fair value expense with respect to the loans held on our balance sheet under the fair value option. Further, the process of determining the fair value of our loans is complex and incorporates several inputs that reflect the Company’s best estimate of fair value which, due to the inherent judgment required for certain inputs, may result in greater volatility of the fair value of loans held on our balance sheet. Accordingly, the risks articulated above (including the risk of a significant in-period fair value expense) are heightened by our decision, effective January 1, 2026, to elect the fair value option to account for newly originated HFI loans, which aligns the accounting of all newly originated loans (i.e., both HFI and HFS loans) under the fair value option methodology.

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

LENDINGCLUB CORPORATION
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

Additionally, marketplace investors may exert significant influence over us, our management and our operations. For example, if these investors pause or discontinue their investment activity, we may need to provide incentives or discounts and/or enter into alternative structures or terms to attract investor capital to the platform, such as our Structured Certificates. Any new arrangements or programs may: (i) increase the complexity of our business, (ii) require allocation of personnel and other resources to create and operate such arrangements or programs, and/or (iii) have new and/or different structures and terms, including alternative fee arrangements, purchase price rebates or other incentives. There is also no assurance that we will be able to enter into any of these arrangements or programs with interested parties, or if we do, what the final terms will be. Failure to attract marketplace investor capital on reasonable terms may result in a reduction in origination volume.

We may also experience significant concentration on our marketplace bank platform, where a limited number of marketplace investors purchase a large volume of loans from our platform. Such concentration exposes us disproportionately to any of those investors choosing to cease participation on our platform or choosing to deploy their capital elsewhere, to the economic performance of those investors or to any events, circumstances or risks affecting such investors.

Further, the terms and conditions of loan purchases or investment by marketplace investors are an input to the fair value of loans and/or Securitization Interests held on our balance sheet under the fair value option accounting methodology. Accordingly, for example, a reduction in the prices paid by or increase in the concessions offered to marketplace investors could have a material adverse effect on the value of such loans and/or Securitization Interests which could have a material adverse impact on our financial performance.

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

We rely on deposits as a principal source of funding for our lending activities. As of December 31, 2025, we had approximately $9.8 billion in deposits. Our future growth and strategy depend on our ability to maintain deposits to provide a less costly and stable source of funding. The deposit markets are competitive, and therefore it may prove difficult and/or costly to grow our deposit base. For example, as the FRB increased interest rates in 2022 and 2023, we made corresponding increases to the rates we offer depositors, which increased our funding cost and reduced the net interest margin on loans held on our balance sheet.

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

LENDINGCLUB CORPORATION
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

The financial services and banking industry is evolving and changing with disruptive technologies and the introduction of new products and services. We derive a significant portion of our revenue from transaction-based fees we collect in connection with the origination of unsecured personal loans and net interest income earned from retaining loans on our balance sheet. To enhance customer engagement and diversify our revenue streams, we are undertaking a strategy to broaden the scope of our products and services we offer. Failure to broaden the scope of our products and services leaves us dependent on a limited number of revenue streams and vulnerable to competitors offering a suite of products and services. Accordingly, a key part of our success depends on our ability to develop and commercialize new products and services and enhancements to existing products and services. For example, we recently announced an expansion into home improvement financing and failure to meet objectives with respect to this initiative may adversely impact our medium- and/or long-term business and financial results.

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

We are regularly subject to claims, individual and class action lawsuits, lawsuits alleging regulatory violations such as the Telephone Consumer Protection Act (TCPA), Fair Credit Reporting Act (FCRA), Unfair and Deceptive Acts and Practices (UDAP) or Unfair, Deceptive or Abusive Acts or Practices (UDAAP) violations, government and regulatory exams, investigations, inquiries or requests, and other proceedings involving consumer protection, privacy, labor and employment, intellectual property, privacy, data protection, cybersecurity, anti-money laundering, securities, tax, commercial disputes, record retention and other matters. The number and/or significance of these claims, lawsuits, exams, investigations, inquiries and requests have increased as our business has expanded in scope and geographic reach, and our products and services have increased in complexity. For example, we are subject to supervision, regulation, examination and enforcement by multiple federal banking regulatory bodies. Specifically, as a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the FRB. Further, as a national bank with assets over $10 billion, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC and the CFPB. Accordingly, we have been and continue to invest in regulatory compliance and to be subject to certain parameters, obligations and/or limitations set forth by the banking regulations and regulators with respect to the operation of our business. We are also subject to significant litigation and regulatory inquiries, as discussed more fully in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Commitments and Contingencies,” below.

The scope, timing, outcome, consequences and impact of claims, lawsuits, proceedings, investigations, inquiries and requests that we are subject to cannot be predicted with certainty. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. Furthermore, resolution of such claims, lawsuits, proceedings, investigations, inquiries and requests could result in substantial fines, penalties or other monetary, injunctive or declaratory relief, which may materially and adversely affect our business. These claims, lawsuits, proceedings, exams, investigations, and requests could also: (i) result in reputational harm, criminal sanctions, consent decrees, and/or orders preventing us from offering certain features, functionalities, products or services, (ii) limit our access to credit, (iii) result in a modification or suspension of our business practices, (iv) require certain parameters, obligations and/or limitations with respect to the operation of our business, (v) require us to develop non-infringing or otherwise altered products or technologies, (vi) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries and requests, (vii) consume financial and other resources which may otherwise be utilized for other purposes, such as advancing our products and services, (viii) cause a breach or cancellation of certain contracts, or (ix) result in a loss of customers, investors and/or ecosystem partners, any of which may adversely affect our business and operations. Furthermore, even following the resolution of any claims, lawsuits, proceedings, exams, investigations, inquiries and requests against us, a regulatory enforcement agency could take action against one or more individuals or entities, which may require us to continue to incur significant expense for indemnification for any such individual or entity until such matters may be resolved. Any of these consequences could materially and adversely affect our business.

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

LENDINGCLUB CORPORATION
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

We depend on our technology infrastructure to conduct and grow our business and operations and accordingly we invest in system upgrades, new solutions and other technology initiatives, including artificial intelligence. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems and require significant human and financial resources. While we take steps to mitigate the risks and uncertainties associated with these initiatives, these initiatives may not be implemented on time (or at all), within budget or without negative financial, operational or customer impact. Further, if and when implemented, these initiatives may not perform as we or our customers, marketplace investors and other stakeholders expect. We also may not succeed in anticipating or keeping pace with future technology needs, technology demands of our customers or the competitive landscape for technology. The failure to implement new and maintain existing technologies could adversely affect our business, financial condition and results of operations.

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

Our brand can be harmed in many ways, including failure by us or our partners to satisfy expectations of service and quality, inadequate protection of sensitive information, failure to maintain or provide adequate or accurate documentation and/or disclosures, compliance failures, failure to comply with contractual obligations, regulatory requests, inquiries or proceedings, litigation and other claims, employee misconduct and misconduct by our partners. We have also been, and may in the future be, the target of incomplete, inaccurate and/or misleading statements about our company, our business, and/or our products and services. Furthermore, our ability to maintain, protect and promote our brand is partially dependent on visibility and customer reviews on third-party platforms. Changes in the way these platforms operate could make the maintenance, protection and promotion of our products and services and our brand more expensive or more difficult. Further, as we pursue a potential rebranding initiative, it is possible that the rebrand may not resonate, and/or create confusion, with our customers and other stakeholders and thereby adversely impact our reputation, brand and/or the willingness of customers to do business with us.

Finally, stakeholder views, priorities and expectations are diverse, rapidly changing and diverging, and we may not be able to meet the range of expectations and demands of all of our stakeholders. For example, stakeholder interest in our environmental, social, governance and other sustainability responsibilities, strategy and related disclosures vary considerably and are evolving. If we do not successfully maintain, protect and promote our brand we may be unable to maintain and/or expand our base of customers and investors, which may materially harm our business.

LENDINGCLUB CORPORATION
Fraudulent activity associated with our marketplace bank could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.

We are subject to the risk of fraudulent activity associated with our marketplace bank, borrowers, depositors, investors and third parties handling borrower, depositor and investor information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud, including fraud using artificial intelligence (AI), which may make fraud detection more difficult, or in connection with new product offerings. Further, the increasing use of near real-time money movement solutions increases the complexity of preventing, detecting and recovering fraudulent transactions. Under our agreements with marketplace investors, we are obligated to repurchase loans in cases of confirmed identity theft. The level of our fraud charge-offs and our results of operations could be materially and adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity or significant increases in fraudulent activity could lead to regulatory intervention, negatively impact our operating results, brand and reputation and lead us to take steps to reduce fraud risk, which could increase our costs.

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

We operate a marketplace bank platform for consumer credit, balancing borrower demand for loans against investor demand for risk-adjusted returns. We offer credit to borrowers across a range of credit profiles and rates, and we offer loan purchase and investment opportunities across a range of risk-adjusted returns. Investor demand on our platform is sensitive to a variety of factors including loan performance, alternative investment opportunities and macroeconomic conditions. To aid our ability to forecast investor demand, from time to time, we may enter into agreements with marketplace investors that outline expected purchases. However, these order agreements are generally non-binding or contain provisions that allow for modification and/or cancellation of the order. Therefore, it is challenging to precisely forecast investor demand. In the event that borrower demand at a given credit rate exceeds marketplace investor demand for that product for a given period, we may fund the loans and hold them on our balance sheet, which carries certain risks. See the risk factor “Holding loans on our balance sheet exposes us to credit, default and liquidity risks, which may adversely affect our financial performance.”

Alternatively, in the event that marketplace investor demand at a given return exceeds borrower demand for that product for a given period, there may be insufficient inventory to satisfy the investor demand. If marketplace investors do not believe their demand can be met on our platform, they may seek alternative investments from ours and our business may suffer.

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
•difficulties in implementing and maintaining uniform standards, controls, procedures and policies within the combined organization, including if the acquired business does not have adequate controls, procedures and policies;
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

LENDINGCLUB CORPORATION
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

Any challenge to or adverse consequence from our prior use of the issuing bank partnership model (or litigation or legislation aimed at thwarting certain transactions based on this model) may harm our business.

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

For example, in May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC that interpreted the scope of federal preemption under the National Bank Act and held that a nonbank assignee of a loan originated by a national bank may not be entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. However, in 2020, the OCC issued a final rule clarifying that interest on a loan that is lawful under federal law for national banks and federal savings associations remains lawful upon the sale, assignment or other transfer of the loan (the OCC Rule). The FDIC issued a similar final rule in 2020 applicable to FDIC-insured state-chartered banks (the FDIC Rule). Since these final rules, several federal district courts have declined to follow the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC, including in Colorado, Massachusetts and New York. On February 8, 2022, a federal district court granted summary judgment in favor of the OCC and FDIC in lawsuits brought by multiple states seeking to invalidate the OCC Rule and FDIC Rule (California, et al. v. The Office of the Comptroller of the Currency, et al., No. 4:20-cv-05200-JSW (N.D. Cal.); California, et al. v. Federal Deposit Insurance Corporation, No. 4:20-cv-05860-JSW (N.D. Cal.)).While we believe that our prior use of the issuing bank model was appropriate and factually distinguishable from the decision of the U.S. Court of Appeals for the Second Circuit in Madden v. Midland Funding, LLC, the case could create potential liability under state statutes such as usury statutes. Further, state legislatures may enact new laws or amend existing laws aimed at undermining the ability of non-bank purchasers of loans to realize the outcome of a bank’s ability to export interest rates.

Any challenge to or adverse consequence of our prior use of the issuing bank partnership model could adversely affect our business, financial condition and results of operations.

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

The U.S. economy has been undergoing a period of rapid change and significant uncertainty. A number of factors have been causing this change and uncertainty, including changing inflation and interest rates, evolving government policies and changing U.S. consumer spending patterns. Inflation reached a 40-year high of 9.1% in June 2022, and in response the FRB increased interest rates eleven times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 5.25% to 5.50% in July 2023. While the FRB has since reduced rates to a range of 3.50%

LENDINGCLUB CORPORATION
to 3.75% as of December 2025, it has indicated a willingness to adjust rates, including slowing the pace of rate decreases or increasing rates, as it deems necessary to combat inflation. Further, Federal economic policy is rapidly evolving and thereby creating uncertainty. For example, the establishment of, and subsequent revision(s) to, the Federal global tariff policy in 2025 was followed by market volatility and uncertainty in part due to the potential for tariffs to raise prices and thereby fuel increasing inflation and, subsequently, interest rates. Uncertainty with respect to tariffs, and the potential of elevated inflation and interest rates on U.S. consumers, are also changing spending patterns and thereby prompting concern that the U.S. could experience an economic downturn or prolonged period of slow economic growth.

Our business is sensitive to, and may be adversely impacted by, uncertainty with respect to and changes in the inflation and interest rate environment. Among other things, as inflation and interest rates increase and/or remain elevated: (i) existing borrowers may allocate more of their income to necessities such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments, which may warrant, and has in the past warranted, that we take additional provision for credit losses, (ii) the rate we offer on our deposit products may be elevated to remain competitive, thereby increasing our cost of funding and reducing our net interest margin, (iii) the return our loan products generate may be less attractive relative to other investment options, thereby reducing marketplace investor demand in our loan products, and (iv) we may need to increase interest rates and/or tighten credit standards for new originations, thereby potentially making it more challenging to source enough interested and qualified borrowers to enable sufficient origination volume. Further, the pace of changes in inflation and interest rates can create unique challenges in our ability to operate our business. For example, the rapid increase in interest rates in 2022 and 2023 quickly increased the cost of capital for our non-bank marketplace investors and thereby increased their return expectations. However, because our consumer loans are fixed interest rate products, we were unable to re-price existing loans, and with respect to new originations, we needed to re-price methodically to remain competitive and mitigate the adverse impacts of doing so. Therefore, until the interest rate environment stabilized, we were temporarily challenged to fully meet the return expectations for certain of our marketplace investors which adversely impacted our marketplace volume and related revenue.

Additionally, uncertainty regarding the economic environment could adversely impact borrower or marketplace investor interest in our products, adversely impact our third-party vendors, cause us to change, postpone or cancel our strategic initiatives, or otherwise negatively affect our business, financial condition and results of operations. Notably, the changes in the U.S. presidential administration and the composition of the U.S. Congress are leading to significant changes to the priorities, scope, practices and/or staffing levels of various governmental agencies. For example, in February 2025, the current presidential administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities. However, what additional changes will be made, whether the changes will be retained and the effect of the changes on the economic environment are currently uncertain and therefore the impact of the changes on our customers and business remains uncertain.

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

We offer loan products with both fixed and variable interest rates, depending on the type of loan. If interest rates rise, potential borrowers could seek to defer taking new loans as they wait for interest rates to decrease and/or settle, and borrowers of variable rate loans may be subject to increased interest rates, which could increase default risk. If interest rates decrease after a loan is made, existing borrowers may prepay their loans to take advantage of the lower rates and we may have to redeploy the proceeds into new loans at lower interest rates. Furthermore, marketplace investors would lose the opportunity to collect the higher interest rate payable on the corresponding loan and may delay or reduce future loan investments.

LENDINGCLUB CORPORATION
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

Notwithstanding the above, we monitor interest rates and have certain avenues to manage our interest rate risk exposure, including changing the interest rate offered on deposits and the interest rate on our loan products. If our interest rate risk management strategies are not appropriately monitored or executed, or if borrower or depositor behavior or overall economic conditions are significantly different than we expect, then these activities may not effectively mitigate our interest rate sensitivity or have the desired impact on our results of operations or financial condition.

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

As a marketplace bank, we believe our customers are highly susceptible to uncertainties and negative trends in the markets driven by, among other factors, general social and economic conditions in the United States, abroad and the regional areas where our customers reside. Economic factors include interest rates, unemployment levels, tax and tariff rates, the impact of a federal government shutdown, natural disasters, public health emergencies, pandemics, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, the rate of inflation, relative returns available from competing investment products, economic downturns, periods of slow economic growth and consumer perceptions of economic conditions. Social factors include changes in consumer confidence levels and changes in attitudes with respect to incurring debt and the stigma of personal bankruptcy.

These social and economic factors may impact demand for our products and services, including our loans, and may affect the ability or willingness of borrowers to make payments on their loans. Because we pass through collected borrower payments to marketplace investors or we make payments to these investors ratably only to the extent we receive the borrower’s payments on the corresponding loan, if we do not receive payment(s) on the corresponding loan, the investor will not be entitled to the corresponding amount(s) or payment(s) under the terms of the investment or whole loan purchase agreement. For example, elevated inflation and/or interest rates may cause borrowers to allocate more of their income to necessities, such as housing and food, thereby potentially increasing their risk of default by reducing their ability to make loan payments.

In some circumstances, economic and/or social factors could lead a borrower to prepay their loan obligations. In the event of a prepayment, while the marketplace investor would receive the return of principal, interest would no longer accrue on the loan. Accordingly, the return for the investor would decline as compared to a loan that was timely paid in accordance with its amortization schedule. There is no penalty to borrowers if they choose to pay their loan early.

LENDINGCLUB CORPORATION

Similarly, any adverse impact on the ability of borrowers to make loan payments and/or material increase in prepayment rates may also have a material impact on the net interest income we earn for loans held on our balance sheet.

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

Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. For example, in response to elevated inflation, the FRB increased interest rates eleven times since early 2022, from a federal funds rate range of 0.00% to 0.25% in early 2022 to 5.25% to 5.50% in July 2023. While the FRB has since reduced rates to a range of 3.50% to 3.75% as of December 2025, it has indicated a willingness to adjust rates, including slowing the pace of rate decreases or increasing rates, as it deems necessary to combat inflation. Further, it is difficult to predict changes to fiscal and monetary policies by the current U.S. Congress and presidential administration. New appointments to the FRB could affect monetary policy and interest rates. Further, future legislation, regulation and changes in trade and fiscal policy could affect the banking industry and our business and financial results in ways that are difficult to predict.

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

LENDINGCLUB CORPORATION
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

Our business operations are subject to interruption by, among other things, political events, terrorism, military conflict or acts of war, cyber-attacks, public health issues, natural disasters, severe weather, climate change (including longer-term shifts in climate patterns, such as extreme heat, sea level rise and more frequent and prolonged drought), infrastructure failure or outages (including power outages), labor disputes and other events which could: (i) decrease demand for our products and services, (ii) adversely affect the macroeconomy and/or our customers, or (iii) make it difficult or impossible for us to deliver a satisfactory experience to our customers. Any such events could also affect the Company by impacting the stability of our deposit base, impairing the ability of our borrowers to repay their outstanding loans, causing significant property damage or otherwise impair the value of collateral securing our loans, and/or resulting in loss of revenue and/or causing us to incur additional expenses. While we may undertake measures indicated to mitigate the adverse impacts of such events, there are no assurances that any of the measures we take will be sufficient or successful.

Furthermore, in the event of any disruption to our operations or those of the companies with whom we do business, we could experience delays in product development, marketing, operations and customer service efforts, incur significant losses, require substantial recovery time and experience significant expenditures in order to resume or maintain operations, any of which could have a material adverse impact on our business, financial condition and results of operations.

Similarly, natural disasters have had, and likely will continue to have, unpredictable and/or adverse effects on our customers. With increases to the frequency, breadth and impact of natural disasters, such as fires and hurricanes, the potential for a single or series of natural disaster(s) to have a material adverse impact on our business is also increasing.

Finally, geopolitical conflicts as well as natural disasters such as the 2025 Los Angeles area wildfires, and their impacts, have had, and may continue to have, the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report, such as escalating inflation, elevating the possibility of a decline in economic conditions and increasing cybersecurity risk.

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

Similarly, if any of these models contain programming or other errors, are ineffective, or include misunderstood or incorrectly set assumptions or limitations, or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. If these errors were to occur, we may be obligated to repurchase the affected loans, marketplace investors may try to rescind their affected purchases or investments or decide not to purchase or invest in loans in the future or borrowers may seek to revise the terms of their loans or reduce the use of our marketplace bank platform for loans.

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

Further, the use of these models, algorithms and AI for determining loan grades and corresponding interest rates may also heighten the risk of legal or regulatory scrutiny. We may be required to alter our models for compliance purposes, which could impact the interest rates offered to borrowers, the risk-adjusted returns offered to marketplace investors, result in higher losses or otherwise impact our results of operations.

If collection efforts on loans are ineffective or unsuccessful, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our marketplace bank platform desirable.

Many of our loan products, including all of our personal loans, are unsecured obligations of borrowers, and they are not secured by any collateral. None of the loans facilitated on our platform are guaranteed or insured by any third party or backed by any governmental authority in any way. We are the loan servicer for all loans supporting our Structured Program transactions and we are the loan servicer for most, though not all, loans sold as whole loans. The ability to collect on the loans is dependent on the borrower’s continuing financial stability and willingness to make loan payments, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, bankruptcy or the economic and/or social factors referenced above in the risk factor “A decline in social and economic conditions may adversely affect our customers, which may negatively impact our business and results of operations.” Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party servicers and collection agencies are limited in our ability to collect loans.

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

The financial services and banking industry is highly competitive. We compete with financial products and companies that attract borrowers, depositors, and/or marketplace investors.

Many of our competitors have significantly greater financial resources and may have access to less expensive capital than we do, and may offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than us. Certain competitors may be able to offer lower rates to borrowers than we are able to offer and/or structure their products in a manner that is more attractive to potential customers. Additionally, some of our competitors have less regulatory oversight and/or lower cost structures than us. Further, competition within the financial services industry is increasing as technology (such as artificial intelligence) enables efficiencies and innovations, additional companies obtain bank charters, and non-banks expand the scope of their products and services.

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

For example, in response to the proposal for a 10% cap on credit card interest rates, and as of the date of this Annual Report, certain companies or financial institutions are offering or are reported to be considering offering credit card products with a 10% promotional interest rate. A significant portion of loan customers use our personal loan product to refinance existing higher interest rate credit card debt into a lower interest rate personal loan with us. Lower interest rates on credit cards could be accompanied by a reduction in credit availability, which may present an opportunity for us to offer our personal loan product to customers unable to obtain credit through credit cards. However, the impact of a reduction in credit card interest rates, net of any potential opportunities we may have as a result, especially a sustained, a broad-based and/or retroactively applied reduction, is uncertain and could materially and adversely impact our origination volume, financial condition and results of operations.

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

In addition, events or perceptions with respect to liquidity, defaults and other markers of stability, performance and/or strength within the financial services industry have led, and may in the future lead, to market-wide liquidity concerns, erosion of confidence in the banking system, the closure of financial services institutions and other adverse consequences. For example, in 2023, Silicon Valley Bank, Signature Bank, and First Republic Bank each failed shortly after substantial reductions in their deposit bases over the course of a few days/weeks. Any such events or perceptions may make our members reluctant to use our products and services or could adversely affect our business, financial condition and results of operations. Further, increases in our FDIC insurance premiums in connection with bank failures, or other events, may adversely affect our results of operations and financial condition.

LENDINGCLUB CORPORATION
RISKS RELATED TO PERSONNEL AND THIRD PARTIES

If we fail to attract and retain highly skilled employees needed to support our business, we may not be able to achieve our anticipated level of growth and our business could suffer.

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

We have previously experienced a high attrition rate from employees and while attrition rates have materially reduced recently, they may again become elevated. We periodically make adjustments to our compensation levels and structures as our business and the competitive market for talent evolves. Further, many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. While we strive to create a fulfilling workplace with competitive compensation, certain existing and prospective employees may find our workplace and/or compensation levels and structures to be unattractive, which may adversely impact our business by compromising our ability to retain and recruit an appropriately skilled workforce. Additionally, changes in U.S. immigration policy may make it difficult to renew or obtain visas for certain highly skilled employees that we have hired or are recruiting. For example, in September 2025, the current presidential administration issued a proclamation requiring a $100,000 fee for new H-1B visa applications. We cannot predict what other changes, if any, will be made to U.S. immigration policy, whether the changes will be retained or the effect that such changes may have on our business and earnings prospects or our ability to recruit or hire highly skilled employees.

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

While we have internal procedures and oversight functions to protect us against these risks, we could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. Additionally, while we have a third-party risk management program, we do not control our third-party service providers and there can be no assurance that they will notify us of any potential risks or incidents in a timely manner or that our risk management program will mitigate the negative impact of a third-party service provider on our business.

LENDINGCLUB CORPORATION
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

If we are unable to establish and maintain appropriate controls and procedures, or if our employees, contractors or third-party service providers fail to abide by or circumvent such controls and procedures, it could cause us to fail to meet our regulatory or financial reporting obligations, cause us to fail to timely detect errors, result in misstatements or omissions in our consolidated financial statements, harm our operating results and financial condition or otherwise adversely affect our business operations. We could also become subject to investigations by the NYSE, the SEC, our banking regulators, or state agencies which could require additional financial and management resources.

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

Cyber-attacks have occurred on our systems in the past and may occur on our systems in the future. Although in 2025 we did not suffer material costs or disruption to our business from any such incident, unauthorized access to our marketplace bank and servicing systems can result in confidential borrower and investor information being stolen and potentially used for criminal purposes. Breaches of our security measures could negatively impact our relationships with customers, lead to interruptions or delays or make it difficult or impossible for us to deliver a satisfactory experience to our customers and expose us to liability related to the loss of the information, time-consuming expensive litigation and negative publicity. Moreover, any future security breach may also result in the theft of our intellectual property, proprietary data, or trade secrets, which could have a material adverse impact on our reputation, business operations and financial performance.

We also may be required to notify regulators, affected individuals and/or stockholders about any actual or perceived data breach involving personal information or material cybersecurity incident within strict time periods. This notice may be difficult to provide in a timely fashion for many reasons, including due to the complexity of gathering, verifying and analyzing relevant information. Furthermore, disclosures regarding a security breach may be costly to implement and often lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, could cause us to lose borrowers, investors and ecosystem partners and could adversely affect our business and operations.

LENDINGCLUB CORPORATION

Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, including from cyber-attacks using AI, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative or remediation measures. Cyber-attacks may take advantage of weaknesses in third-party technology or standards of which we are unaware or that we do not control and may not be recognized until long after they have been launched. Certain efforts may be state-sponsored or from other sophisticated organizations, and supported by significant financial and technological resources, making them even more difficult to detect. Efforts to prevent hackers from disrupting our services or otherwise accessing our systems are expensive to develop, implement, and maintain. Such efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of, or otherwise adversely impact, our service offerings and systems.

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

We receive, transmit, store and process a large volume of personal information and other user data, and as our products and services are mobile and internet-based, the amount of data we store for our customers has been increasing and will continue to increase. There are federal, state and foreign laws regarding privacy and the storing,

LENDINGCLUB CORPORATION
sharing, use, disclosure, protection and other processing of personal information and other user data. Specifically, personal information is increasingly subject to legislation and regulations in numerous U.S. and international jurisdictions, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

Governments, regulators, the plaintiffs’ bar, privacy advocates and customers have increased their focus on how companies collect, process, use, store, share and transmit personal information. This regulatory framework for privacy issues worldwide is evolving and is likely to continue to evolve for the foreseeable future, which creates uncertainty. For example, California adopted the California Consumer Privacy Act (CCPA), which was modified by the California Privacy Rights Act (CPRA). The CCPA and CPRA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how certain personal information is used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume, cost and success of class action data breach litigation. The CPRA also established the California Privacy Protection Agency to implement and enforce the CCPA and CPRA, as well as to impose administrative fines. The full impact of this law and its corresponding regulations, future enforcement activity and potential liability is unknown. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy laws which we likely would be subject to if enacted. Additionally, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act (the Open Banking Rule) on “open banking” and protection of personal financial data rights that would give consumers certain rights regarding the use and transfer of their personal financial data. However, under the current presidential administration, the CFPB has begun new rulemaking to reconsider and revise the Open Banking Rule.

We cannot yet predict the full impact of the CCPA, CPRA, Open Banking Rule or any other proposed or enacted state, U.S. or international data privacy legislation on our business or operations, but such laws may restrict our ability to provide certain products and services or may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We could also be adversely affected if other legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. Any actual or perceived failure to comply with data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

We post on our website our privacy policies and practices concerning the collection, use, disclosure and processing of personal information. We also obtain consent from our borrowers to share personal information under certain conditions. We are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related obligations to our customers and other third parties. Our failure, real or perceived, to comply with applicable privacy policies or federal, state or foreign laws and regulations or any compromise of security that results in the unauthorized release of personal information or other user data could damage our reputation, discourage potential borrowers or investors from using our marketplace bank or result in fines or proceedings brought against us or other third parties by governmental agencies, borrowers, investors or other third parties, one or all of which could materially and adversely affect our business, financial condition and results of operations. In addition to laws, regulations and other applicable common law rules regarding privacy, privacy advocacy groups, industry groups or other private parties may propose new and different privacy standards. We could also be subject to liability for the inappropriate use of information made available by us. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our practices. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability for us, damage our reputation, inhibit use of our marketplace bank and harm our business.

LENDINGCLUB CORPORATION

Any failure to protect our own intellectual property rights could impair our brand, or subject us to claims for alleged infringement by third parties, which could harm our business.

We rely on a combination of copyright, trade secret, trademark, patent and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, underwriting and credit decisioning data, processes and other intellectual property. However, the steps we take to protect our intellectual property rights may be inadequate. Third parties may seek to challenge, invalidate or circumvent our copyright, trade secret, trademark, patent and other rights or applications for any of the foregoing. Further, as our business continues to expand we may increase our dependence on third parties to provide additional products and services. Third parties who are contractually obligated to protect our intellectual property may be the target of data breaches or may breach their obligations and disseminate, misappropriate or otherwise misuse our proprietary technology, underwriting and credit decisioning data, processes and other intellectual property. Additionally, our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. We may, however, be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Additionally, the use of AI may complicate our ability to obtain intellectual property rights with respect to the AI generated content.

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

We are incorporating AI technology in certain business processes and we or our third-party service providers may develop or incorporate AI in additional business processes, products or services. The development and use of AI presents a number of risks and challenges. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, with states proposing and adopting laws and regulations on the use of AI, which could require changes in our potential use and implementation of AI technology, limit our ability to integrate AI and increase our compliance costs and the risk of non-compliance. For example, the use of machine learning and AI can implicate potential fair lending issues, which may raise concerns for regulators or consumer advocacy groups and could result in litigation.

We are integrating AI into certain aspects of our business and may further integrate AI into our operations, technology, products and services in the future. AI models may produce output or take action that is inaccurate or incomplete, infringes on the intellectual property rights of others or is otherwise harmful. In addition, the complexity of AI models may make it challenging to understand why they generate particular outputs. There can be no assurance that any products or services that utilize AI will be successful nor is there any assurance that our use of AI will enhance our business or that the anticipated benefits of AI will materialize. For example, we may invest in AI instead of other technology solutions or replace certain employees or roles with AI solutions, and such AI investments or solutions may not provide the benefits we expect or may result in operational inefficiencies. Conversely, our investments in and use of AI may be insufficient and thereby potentially place us at a relative disadvantage to our competitors, including with respect to the attractiveness of our products and services to customers, our operating efficiency and/or our ability to innovate. An inability to effectively implement AI, either on an absolute or relative basis, may negatively impact our business, financial condition and results of operations.

LENDINGCLUB CORPORATION
In addition, negative public opinion of AI could impair the acceptance of AI solutions, and we could see reduced demand for our products and services or harm to our brand or reputation due to the use of AI in our operations. Further, while we have policies governing the use of AI by our employees, contractors and third-party service providers, we cannot guarantee that they will follow such policies when using AI or that such policies will protect us from potential liability relating to our adoption or use of AI technologies.

Further, adoption of AI is becoming, or is likely to become, increasingly widespread among competitors, analysts, media, governmental officials and offices, vendors and others. This adoption of AI may have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report, such as our ability to compete, cyber security related risks and the availability and content of research and reports by analysts. For example, others may use AI to increase the frequency, sophistication and severity of cybersecurity attacks against us or our third-party service providers, which could adversely impact our business and results of operations.

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

Further, the amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Tax Cuts and Jobs Act (the Tax Act) enacted on December 22, 2017, made broad and complex changes to the U.S. tax code and the Tax Act’s reduction of the federal corporate income tax rate from 35% to 21%.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize certain deferred tax assets. On the basis of this evaluation, a valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized.

LENDINGCLUB CORPORATION

Our ability to accurately forecast net income (loss) is in part a function of our ability to use our net operating loss carryforwards (NOLs) and, more generally, forecast our tax liability. Among other things, our existing NOLs may be impaired under state law and therefore certain tax attributes as of December 31, 2025 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. Further, fluctuations in our tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

We have incurred net losses in the past and may incur net losses in the future.

Although we expect to remain profitable for the year ending December 31, 2026, we have incurred net losses in the past. Our operating expenses may continue to be elevated as we resolve regulatory investigations and examinations, enhance our compliance and technology systems, continue the growth of our business, attract customers and partners, and further enhance and develop our products and services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We may incur additional losses in the future and may not maintain profitability on a quarterly or annual basis.

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

Our stock price has exhibited substantial volatility. Our stock price may continue to fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; changes in the credit performance of our loans; the public’s reaction to our filings with the SEC, press releases, other public announcements; progress and resolution with respect to litigation and regulatory inquiries; our operation of LC Bank; significant transactions or acquisitions; new features, products or services offered by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that stockholders may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.

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

LENDINGCLUB CORPORATION
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

We also use equity-based compensation to recruit and retain our employees. In connection with vesting events for such equity compensation, we have a tax withholding obligation for our employees. We may use and in the past have used, the “sell-to-cover” method of tax withholding in connection with such vesting events, under which shares with a market value equivalent to the tax withholding obligation are sold in the market to cover the tax withholding liability. To the extent shares are sold in connection with any future vesting event, such sales volume may cause our stock price to fluctuate.

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

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers, seasonality in our business, the costs associated with and outcomes of legal and regulatory matters, volatility related to fraud and credit performance, the timing of capital markets transactions, variability in the valuation of loans held on our balance sheet, changes in business or macroeconomic conditions and a variety of other factors, including as a result of the risks set forth in this “Risk Factors” section. Fluctuation in quarterly results and how we perform relative to guidance may adversely affect the price of our common stock, and our quarterly financial results and historical trends may not be a reliable indicator of future performance, results or trends.

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

We cannot guarantee that our share repurchase and acquisition program will be fully used or that it will enhance long-term stockholder value.

In November 2025, our board of directors approved a program to repurchase and acquire up to $100 million shares of our common stock through December 31, 2026 (the Repurchase and Acquisition Program). The timing, amount and methodology of shares acquired through the Repurchase and Acquisition Program are discretionary and will depend on our stock price, business and market conditions, and other factors, and we cannot provide any assurance that we will acquire shares of our common stock in any amounts or at all or that such acquisitions will enhance long-term stockholder value. The Repurchase and Acquisition Program could affect our stock price, increase volatility and reduce our cash available for operations and other strategic opportunities. Additionally, the failure to fully utilize or renew, suspension of and/or termination of our Repurchase and Acquisition Program could have a negative effect on our stock price.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents of a material nature. For additional information about the risks from cybersecurity threats, see “Item 1A. Risk Factors” in this Annual Report.

Item 2. Properties

In April 2025, we acquired a 233,887 square foot office building located in San Francisco, California. Approximately 100,000 square feet will be used as our headquarters beginning in the second quarter of 2026, following the expiration of our current San Francisco headquarters office lease. In addition to our headquarters, we lease office space in other parts of the United States, including in the Salt Lake City, Utah area, expiring in 2029, as well as in Boston, Massachusetts and New York, New York, both expiring in 2028. These leases total approximately 140,000 square feet. We believe our current leased properties are adequate for our immediate business needs.

LENDINGCLUB CORPORATION
For more information regarding our leases, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 17. Leases” of this Annual Report.

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

Holders of Record

As of January 30, 2026, there were 32 holders of record of LendingClub’s common stock. Because many of LendingClub’s shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid cash or other dividends since our inception and do not anticipate paying cash or other dividends in the foreseeable future. Further, see “Part I – Item 1. Business – Regulation and Supervision – Regulatory Limits on Dividends and Distributions” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Regulatory Requirements” for a summary of certain rules and regulations that limit the ability of the Company or LC Bank to pay dividends.
Sales of Unregistered Securities

None.

LENDINGCLUB CORPORATION
Issuer Purchases of Equity Securities

On November 4, 2025, our Board of Directors approved a program to repurchase and acquire up to $100 million of our common stock through December 31, 2026 (the Repurchase and Acquisition Program). The Repurchase and Acquisition Program is inclusive of the anticipated fair market value of shares of our common stock acquired by holding back a portion of vesting restricted stock units held by our employees to satisfy applicable tax withholding obligations. The timing, amount and methodology of shares acquired through the Repurchase and Acquisition Program are discretionary and will depend on our stock price, business and market conditions, and other factors.

The following table sets forth information on LendingClub’s share repurchase activity for the fourth quarter of 2025 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 – October 31, 2025	—	$—	—	$—
November 1 – November 30, 2025	234,685	$17.33	234,685	$91.1
December 1 – December 31, 2025	154,939	$19.70	154,939	$88.1
Total	389,624	$18.27	389,624
(1)    In November 2025, we utilized $4.8 million to hold back 287,088 shares of our common stock at an average per share price of $16.80 to satisfy applicable tax withholding obligations in connection with the vesting of restricted units held by our employees (the Q4 Holdback). Inclusive of the Q4 Holdback and as of December 31, 2025, we have utilized a total of $11.9 million of the $100 million authorization under the Repurchase and Acquisition Program to acquire a total of 676,712 shares of our common stock at an average per share price of $17.65.

LENDINGCLUB CORPORATION
Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of LendingClub under the Securities Act, or the Exchange Act.

The following graph and table compare the cumulative total return to stockholders of LendingClub’s common stock relative to the cumulative total returns of the KBW Nasdaq Bank Index and Standard & Poor’s 500 Index. An investment of $100 (with reinvestment of all dividends, when applicable) is assumed to have been made in LendingClub’s common stock and in each index at market close on December 31, 2020 and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$-
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
LendingClub Corporation
KBW Nasdaq Bank Index
Standard & Poor's 500 Index

	December 31, 2020	December 31, 2021	December 30, 2022	December 29, 2023	December 31, 2024	December 31, 2025
LendingClub Corporation	$100	$228.98	$83.33	$82.77	$153.31	$179.36
KBW Nasdaq Bank Index	$100	$135.04	$103.00	$98.07	$130.19	$167.68
Standard & Poor’s 500 Index	$100	$126.89	$102.22	$126.99	$156.59	$182.25

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

Overview

LendingClub operates a leading, nationally chartered, digital marketplace bank that leverages data and technology to increase access to credit, reduce borrowing costs, and improve returns on savings for our members.

Election of Fair Value Option

Effective January 1, 2026, we elected the fair value option to account for held for investment (HFI) loans that were originated on or after that date. Prior to this election, loans that were originated as HFI were, and we expect will continue to be, accounted for at amortized cost, which required the initial recognition of an allowance for lifetime expected credit losses under the CECL methodology, recognized within “Provision for credit losses” on the Income Statement. We believe that applying the fair value option, rather than the CECL methodology, to HFI loans more accurately reflects the in-period economic performance of the loans by better aligning the value of the loan to its then fair value. Under the fair value option, origination fee revenue and marketing costs are recognized in earnings at the time of loan origination, rather than being deferred, and changes in fair value of loans are recognized in current period earnings within “Net fair value adjustments” on the Income Statement. Further, by applying the fair value option to HFI loans, we are applying the same accounting methodology to all loans we originate after January 1, 2026, as both HFI and held for sale (HFS) loans will be measured at fair value.

Executive Summary

The following is a summary of our results for the year ended December 31, 2025 compared to the same period in 2024, reflecting growth in loan originations, total net revenue and net income.

•Loan originations: Loan originations increased $2.4 billion, or 33%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was driven by an increase in unsecured personal loan origination volume.
◦Marketplace loan originations increased $1.7 billion, or 30%, for the year ended December 31, 2025 compared to the same period in 2024, driven by a higher retention of HFS loans and an increase in marketplace investor demand. Loan originations HFS as a percentage of loan originations was 74% and 76% for the years ended December 31, 2025 and 2024, respectively.
◦Loan originations HFI at amortized cost increased $719.3 million, or 41%, for the year ended December 31, 2025 compared to the same period in 2024. Loan originations HFI at amortized cost as a percentage of loan originations was 26% and 24% for the years ended December 31, 2025 and 2024, respectively.

•Total net revenue: Total net revenue increased $211.8 million, or 27%, for the year ended December 31, 2025 compared to the same period in 2024.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
◦Marketplace revenue: Marketplace revenue increased $113.2 million, or 47%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to higher origination volume of marketplace loans and improved loan sales prices.
◦Net interest income: Net interest income increased $91.6 million, or 17%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in total interest-earning assets and lower deposit funding costs.
◦Net interest margin: Net interest margin for the year ended December 31, 2025 was 6.07%, increasing from 5.62% in the prior year.

•Provision for credit losses: Provision for credit losses increased $13.1 million, or 7%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily driven by a higher volume of originated loans retained as HFI at amortized cost, partially offset by a shift in the mix of loans toward types with lower expected credit losses and the impact of an $8.0 million provision recognized in 2024 related to one legacy office loan within our commercial real estate (CRE) portfolio.

•Total non-interest expense: Total non-interest expense increased $86.9 million, or 16%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in marketing expense based on higher origination volume and the resumption of certain marketing initiatives, as well as increases in professional services expense and compensation and benefit expense.

•Net income: Net income increased $84.3 million, or 164%, for the year ended December 31, 2025 compared to the same period in 2024.

•Diluted earnings per share (EPS): Diluted EPS increased to $1.16 for the year ended December 31, 2025, compared to $0.45 for the prior year.

•Pre-provision net revenue (PPNR): PPNR for the year ended December 31, 2025 increased $124.9 million, or 51%, compared to the same period in 2024, driven by an increase in total net revenue, partially offset by an increase in non-interest expense.

•Total assets: Total assets were $11.6 billion as of December 31, 2025 compared to $10.6 billion in the prior year. Total assets increased year-over-year primarily driven by an increase in loans on our balance sheet.

•Deposits: Total deposits were $9.8 billion as of December 31, 2025 compared to $9.1 billion in the prior year. The increase was primarily due to growth in our high-yield savings deposits.
◦Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 88% of total deposits as of December 31, 2025.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial Highlights

We regularly review several metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The following presents our select financial metrics for the periods presented:

As of and for the year ended December 31,	2025	2024	2023
Non-interest income	$373,176	$252,970	$302,781
Net interest income	625,672	534,041	561,838
Total net revenue	998,848	787,011	864,619
Non-interest expense	630,582	543,678	566,437
Pre-provision net revenue (1)	368,266	243,333	298,182
Provision for credit losses	191,320	178,267	243,565
Income before income tax expense	176,946	65,066	54,617
Income tax expense	(41,269)	(13,736)	(15,678)
Net income	$135,677	$51,330	$38,939

Basic EPS	$1.18	$0.46	$0.36
Diluted EPS	$1.16	$0.45	$0.36

LendingClub Corporation Performance Metrics:
Net interest margin	6.07%	5.62%	6.97%
Efficiency ratio (2)	63.1%	69.1%	65.5%
Return on average equity (ROE)	9.6%	4.0%	3.2%
Return on tangible common equity (ROTCE) (1)	10.2%	4.3%	3.5%
Return on average total assets (ROA)	1.3%	0.5%	0.5%
Marketing as a % of loan originations	1.56%	1.39%	1.26%

LendingClub Corporation Capital Metrics:
Common equity tier 1 capital ratio	17.4%	17.3%	17.9%
Tier 1 leverage ratio	12.0%	11.0%	12.9%
Book value per common share	$13.01	$11.83	$11.34
Tangible book value per common share (1)	$12.30	$11.09	$10.54

Loan Originations (in millions) (3):
Marketplace loans	$7,134	$5,482	$5,253
Loan originations held for investment	2,455	1,735	2,184
Total loan originations	$9,589	$7,218	$7,437
Loan originations held for investment as a % of total loan originations	26%	24%	29%

Servicing Portfolio AUM (in millions) (4):
Total servicing portfolio	$13,423	$12,371	$14,122
Loans serviced for others	$7,601	$7,207	$9,336
(1)    Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information.
(2)    Calculated as the ratio of non-interest expense to total net revenue.
(3)    Includes unsecured personal loans and auto loans only.
(4)    Assets under management (AUM) reflects loans serviced on our platform, which includes outstanding balances of unsecured personal loans and auto refinance loans serviced for others and retained by the Company as of the end of the periods presented.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

As of December 31,	2025	2024
Balance Sheet Data:
Securities available for sale	$3,706,709	$3,452,648
Loans held for sale at fair value	$1,762,396	$636,352
Loans and leases held for investment at amortized cost	$4,272,812	$4,125,818
Gross allowance for loan and lease losses (1)	$(312,667)	$(285,686)
Recovery asset value (2)	$36,924	$48,952
Allowance for loan and lease losses	$(275,743)	$(236,734)
Loans and leases held for investment at amortized cost, net	$3,997,069	$3,889,084
Loans held for investment at fair value	$473,314	$1,027,798
Total loans and leases held for investment	$4,470,383	$4,916,882
Total assets	$11,567,816	$10,630,509
Total deposits	$9,833,870	$9,068,237
Total liabilities	$10,067,388	$9,288,778
Total equity	$1,500,428	$1,341,731

Allowance Ratios (3):
ALLL to total loans and leases held for investment at amortized cost	6.5%	5.7%
ALLL to commercial loans and leases held for investment at amortized cost	2.5%	3.9%
ALLL to consumer loans and leases held for investment at amortized cost	7.2%	6.1%
Gross ALLL to consumer loans and leases held for investment at amortized cost	8.2%	7.5%

Net charge-offs	$151,919	$249,083
Net charge-off ratio (4)	3.6%	5.8%
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.
(3)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.
(4)    Calculated as net charge-offs divided by average outstanding loans and leases HFI at amortized cost, net, during the period.

Results of Operations

This section of this Form 10-K generally discusses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. For discussion related to 2023 items and year-over-year comparisons between 2024 and 2023, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2024.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table sets forth the Income Statement data for each of the periods presented:

Year Ended December 31,	2025	2024	2023	2025 vs. 2024 Change (%)	2024 vs. 2023 Change (%)
Non-interest income:
Marketplace revenue	$355,944	$242,791	$291,484	47%	(17)%
Other non-interest income	17,232	10,179	11,297	69%	(10)%
Total non-interest income	373,176	252,970	302,781	48%	(16)%

Interest income:
Interest on loans held for sale	142,937	92,442	35,655	55%	159%
Interest and fees on loans and leases held for investment	490,071	494,214	616,735	(1)%	(20)%
Interest on loans held for investment at fair value	72,782	77,034	74,088	(6)%	4%
Interest on securities available for sale	223,820	187,961	40,235	19%	367%
Other interest income	31,933	56,307	65,917	(43)%	(15)%
Total interest income	961,543	907,958	832,630	6%	9%

Interest expense:
Interest on deposits	335,724	369,219	265,556	(9)%	39%
Other interest expense	147	4,698	5,236	(97)%	(10)%
Total interest expense	335,871	373,917	270,792	(10)%	38%

Net interest income	625,672	534,041	561,838	17%	(5)%

Total net revenue	998,848	787,011	864,619	27%	(9)%

Provision for credit losses	191,320	178,267	243,565	7%	(27)%

Non-interest expense:
Compensation and benefits	241,846	232,158	261,948	4%	(11)%
Marketing	149,211	100,402	93,840	49%	7%
Equipment and software	57,014	51,194	53,485	11%	(4)%
Depreciation and amortization	62,889	58,834	47,195	7%	25%
Professional services	42,339	32,045	35,173	32%	(9)%
Occupancy	19,834	15,798	17,532	26%	(10)%
Other non-interest expense	57,449	53,247	57,264	8%	(7)%
Total non-interest expense	630,582	543,678	566,437	16%	(4)%

Income before income tax expense	176,946	65,066	54,617	172%	19%
Income tax expense	(41,269)	(13,736)	(15,678)	200%	(12)%
Net income	$135,677	$51,330	$38,939	164%	32%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketplace Revenue

Marketplace revenue consists of the following:

Year Ended December 31,	2025	2024	Change ($)	Change (%)
Origination fees	$372,815	$283,420	$89,395	32%
Servicing fees	58,988	64,933	(5,945)	(9)%
Gain on sales of loans	59,087	49,097	9,990	20%
Net fair value adjustments	(134,946)	(154,659)	19,713	13%
Total marketplace revenue	$355,944	$242,791	$113,153	47%

Year Ended December 31,	2024	2023	Change ($)	Change (%)
Origination fees	$283,420	$279,146	$4,274	2%
Servicing fees	64,933	98,613	(33,680)	(34)%
Gain on sales of loans	49,097	47,839	1,258	3%
Net fair value adjustments	(154,659)	(134,114)	(20,545)	15%
Total marketplace revenue	$242,791	$291,484	$(48,693)	(17)%

We elected to account for HFS loans under the fair value option. With the election of the fair value option, origination fees, net fair value adjustments prior to the sale of the loans, and servicing asset gains on the sales of the loans, are reported as separate components within “Marketplace revenue.”

Origination Fees

Origination fees recorded as a component of marketplace revenue are fees charged to borrowers in connection with the origination of loans that are HFS.

The following table presents loan origination volume during each of the periods set forth below:

Year Ended December 31,	2025	2024	2023	2025 vs. 2024 Change (%)	2024 vs. 2023 Change (%)
Marketplace loans	$7,134,117	$5,482,339	$5,252,668	30%	4%
Loan originations held for investment	2,454,743	1,735,409	2,184,095	41%	(21)%
Total loan originations (1)	$9,588,860	$7,217,748	$7,436,763	33%	(3)%
(1)    Includes unsecured personal loans and auto loans only.

Origination fees were $372.8 million and $283.4 million for the years ended December 31, 2025 and 2024, respectively, an increase of 32%. The increase was primarily due to higher origination volumes of marketplace loans.

Servicing Fees

We receive servicing fees to compensate us for servicing loans on behalf of marketplace investors, including managing payments from borrowers and remittances to those investors. Servicing fee revenue related to loans sold also includes the change in fair value of servicing assets associated with the loans.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The table below illustrates the average balance of loans sold and subsequently serviced on behalf of the investor on our marketplace platform (in millions):

Year Ended December 31,	2025	2024	2023	2025 vs. 2024 Change (%)	2024 vs. 2023 Change (%)
Average AUM – Loans sold	$7,347	$8,116	$10,093	(9)%	(20)%

In addition to the loans serviced on our marketplace platform, we serviced $42.7 million, $102.0 million and $133.2 million in outstanding principal balance of commercial loans sold as of December 31, 2025, 2024 and 2023, respectively.

Servicing fees were $59.0 million and $64.9 million for the years ended December 31, 2025 and 2024, respectively, a decrease of 9%. The decrease was primarily due to a lower average principal balance of loans serviced and reduction in servicing fees on delinquent loan collections. This was partially offset by a decrease in fair value amortization on the servicing asset, which included a $7.7 million servicing asset write-off in the third quarter of 2024 related to a loan portfolio purchase.

Gain on Sales of Loans

In connection with loan sales to marketplace investors, we capitalize the initial fair value of servicing rights. A gain or loss is recorded based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

The following tables present the unpaid principal balance of the volume of marketplace loans sold, which is a key driver of our gain on sales revenue, during each of the periods set forth below:

Year Ended December 31,	2025	2024	2023	2025 vs. 2024 Change (%)	2024 vs. 2023 Change (%)
Marketplace loans sold (1)	$5,377,856	$4,716,173	$4,749,411	14%	(1)%
(1)    Includes unsecured personal loans and auto loans only.

Gain on sales of loans was $59.1 million and $49.1 million for the years ended December 31, 2025 and 2024, respectively, an increase of 20%. The increase was primarily driven by the increase in the volume of marketplace loans sold as well as higher Structured Program transaction expenses in 2024.

Net Fair Value Adjustments

We record adjustments to the carrying value of loans, for which we have elected to account for under the fair value option, to reflect their fair value. These adjustments include gains or losses from sale prices in excess of or less than the loan principal amount sold and realized net charge-offs. In addition, as loans are held on the Balance Sheet, incremental fair value adjustments on the loans are recorded in “Net fair value adjustments” within “Marketplace revenue,” whereas the associated interest income is recorded within “Net interest income.”

Net fair value adjustments were $(134.9) million and $(154.7) million for the years ended December 31, 2025 and 2024, respectively, a decreased loss of $19.7 million. The reduction was primarily due to higher loan sale prices as well as a fair value benefit recognized in the second quarter of 2025 based on improved credit performance, partially offset by an increase in the origination volume of marketplace loans.

Net fair value adjustments primarily consist of fair value adjustments on our HFS loan portfolio. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Fair Value

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Measurements” for additional information related to the significant unobservable inputs used in the fair value measurement of HFS loans and activity within the HFS loan portfolio.

Other Non-interest Income

Other non-interest income primarily consists of (i) rental income earned from third-party tenants under operating lease agreements and (ii) referral revenue that relates to fees earned from third-party companies when customers referred by us consider or purchase products or services from such third-party companies. The tables below illustrate the composition of other non-interest income for each period presented:

Year Ended December 31,	2025	2024	Change ($)	Change (%)
Rental income	$7,459	$—	$7,459	N/M
Referral revenue	3,647	3,174	473	15%
Realized gains on sales of securities available for sale and other investments	—	95	(95)	N/M
Other	6,126	6,910	(784)	(11)%
Other non-interest income	$17,232	$10,179	$7,053	69%

Year Ended December 31,	2024	2023	Change ($)	Change (%)
Referral revenue	$3,174	$4,574	$(1,400)	(31)%
Realized gains on sales of securities available for sale and other investments	95	—	95	N/M
Other	6,910	6,723	187	3%
Other non-interest income	$10,179	$11,297	$(1,118)	(10)%

Other non-interest income increased $7.1 million, or 69%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to rental income earned from third-party tenants under operating lease agreements associated with the building purchased in the second quarter of 2025.

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

	Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$770,044	$31,933	4.15%	$1,081,644	$56,307	5.21%	$1,293,047	$65,917	5.10%
Securities available for sale at fair value	3,518,310	223,820	6.36%	2,707,049	187,961	6.94%	652,047	40,235	6.17%
Loans held for sale at fair value	1,131,157	142,937	12.64%	719,898	92,442	12.84%	252,519	35,655	14.12%
Loans and leases held for investment at amortized cost:
Unsecured personal loans	3,199,345	429,419	13.42%	3,220,969	431,782	13.41%	4,143,482	549,256	13.26%
Commercial and other consumer loans	1,035,486	60,652	5.86%	1,073,445	62,432	5.82%	1,151,201	67,479	5.86%
Loans and leases held for investment at amortized cost	4,234,831	490,071	11.57%	4,294,414	494,214	11.51%	5,294,683	616,735	11.65%
Loans held for investment at fair value	661,349	72,782	11.01%	693,557	77,034	11.11%	567,504	74,088	13.06%
Total loans and leases held for investment	4,896,180	562,853	11.50%	4,987,971	571,248	11.45%	5,862,187	690,823	11.78%
Total interest-earning assets	10,315,691	961,543	9.32%	9,496,562	907,958	9.56%	8,059,800	832,630	10.33%

Cash and due from banks and restricted cash	32,696			51,732			70,653
Allowance for loan and lease losses	(255,779)			(247,458)			(345,434)
Other non-interest earning assets	627,791			621,324			676,335
Total assets	$10,720,399			$9,922,160			$8,461,354

Interest-bearing liabilities
Interest-bearing deposits:
Savings and money market accounts (2)	$6,250,152	$237,557	3.80%	$5,022,106	$234,046	4.66%	$4,438,916	$186,305	4.20%
Certificates of deposit (2)	2,105,408	92,701	4.40%	2,044,776	104,850	5.13%	1,051,378	48,988	4.66%
Checking accounts (2)	414,754	5,466	1.32%	868,503	30,323	3.49%	1,199,871	30,263	2.52%
Interest-bearing deposits	8,770,314	335,724	3.83%	7,935,385	369,219	4.65%	6,690,165	265,556	3.97%
Other interest-bearing liabilities	3,205	147	4.57%	143,189	4,698	3.28%	69,120	5,236	7.58%
Total interest-bearing liabilities	8,773,519	335,871	3.83%	8,078,574	373,917	4.63%	6,759,285	270,792	4.01%
Noninterest-bearing deposits	301,510			323,378			236,618
Other liabilities	237,842			228,270			261,401
Total liabilities	$9,312,871			$8,630,222			$7,257,304
Total equity	$1,407,528			$1,291,938			$1,204,050

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Total liabilities and equity	$10,720,399			$9,922,160			$8,461,354

Interest rate spread			5.49%			4.93%			6.32%

Net interest income and net interest margin		$625,672	6.07%		$534,041	5.62%		$561,838	6.97%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

An analysis of the year-over-year changes in the categories of interest income and interest expense resulting from changes in volume and rate is as follows:

	2025 Compared to 2024			2024 Compared to 2023
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume (1)	Average Yield/Rate(1)	Total	Average Volume (1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(14,287)	$(10,087)	$(24,374)	$(10,980)	$1,370	$(9,610)
Securities available for sale at fair value	52,640	(16,781)	35,859	142,079	5,647	147,726
Loans held for sale at fair value	51,991	(1,496)	50,495	60,295	(3,508)	56,787
Loans and leases held for investment at amortized cost	(6,884)	2,741	(4,143)	(115,197)	(7,324)	(122,521)
Loans held for investment at fair value	(3,550)	(702)	(4,252)	14,988	(12,042)	2,946
Total increase (decrease) in interest income on interest-earning assets	$79,910	$(26,325)	$53,585	$91,185	$(15,857)	$75,328
Interest-bearing liabilities
Savings and money market accounts (2)	$51,214	$(47,703)	$3,511	$25,945	$21,796	$47,741
Certificates of deposit (2)	3,033	(15,182)	(12,149)	50,491	5,371	55,862
Checking accounts (2)	(11,342)	(13,515)	(24,857)	(9,701)	9,761	60
Interest-bearing deposits (2)	42,905	(76,400)	(33,495)	66,735	36,928	103,663
Other interest-bearing liabilities	(5,879)	1,328	(4,551)	3,532	(4,070)	(538)
Total increase (decrease) in interest expense on interest-bearing liabilities (2)	$37,026	$(75,072)	$(38,046)	$70,267	$32,858	$103,125

Increase (decrease) in net interest income (2)	$42,884	$48,747	$91,631	$20,918	$(48,715)	$(27,797)
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Provision for Credit Losses

The allowance for loan and lease losses (ALLL) for lifetime expected losses under CECL on loans and leases HFI at amortized cost is initially recognized as “Provision for credit losses” at the time of origination. The ALLL is estimated using a discounted cash flow (DCF) approach, where effective interest rates are used to calculate the net present value (NPV) of expected cash flows. The effective interest rates are calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and marketing costs, to provide a constant rate of return over the loan term. The NPV from the DCF approach is then compared to the amortized cost basis of the loans and leases to determine the ALLL. Under the DCF approach, the provision for credit losses in subsequent periods includes a credit loss expense related to the discounting effect due to the passage of time after the initial recognition of the ALLL on originated loans and leases HFI at amortized cost.

The provision for credit losses includes the credit loss expense for loans and leases HFI at amortized cost, available for sale (AFS) securities and unfunded lending commitments. The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations HFI in each period, which is a key driver for credit loss expense:

Year Ended December 31,	2025	2024	2023
Credit loss expense for loans and leases held for investment	$190,928	$175,430	$243,570
Credit loss expense for securities available for sale	566	3,527	—
Credit loss benefit for unfunded lending commitments	(174)	(690)	(5)
Total provision for credit losses	$191,320	$178,267	$243,565

Loan originations held for investment	$2,454,743	$1,735,409	$2,184,095

The provision for credit losses was $191.3 million and $178.3 million for the years ended December 31, 2025 and 2024, respectively, an increase of 7%. The increase was primarily driven by a higher volume of originated loans retained as HFI at amortized cost, partially offset by a shift in the mix of loans toward types with lower expected losses and the impact of an $8.0 million provision recognized in 2024 related to one legacy office loan within our CRE portfolio.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Allowance for Credit Losses

The activity in the allowance for credit losses (ACL) was as follows:

Year Ended December 31,	2025	2024	2023
Allowance for loan and lease losses:
Beginning of period	$236,734	$310,387	$327,852
Credit loss expense for loans and leases held for investment	190,928	175,430	243,570
Charge-offs (1)	(218,874)	(303,593)	(281,107)
Recoveries	66,955	54,510	20,072
End of period	$275,743	$236,734	$310,387

Allowance for securities available for sale:
Beginning of period	$3,527	$—	$—
Credit loss expense for securities available for sale	566	3,527	—
End of period	$4,093	$3,527	$—

Reserve for unfunded lending commitments:
Beginning of period	$1,183	$1,873	$1,878
Credit loss benefit for unfunded lending commitments	(174)	(690)	(5)
End of period (2)	$1,009	$1,183	$1,873
(1)    The first quarter of 2025 included an $8.0 million charge-off related to one office loan within our CRE portfolio, which was fully reserved for in prior periods. The CRE office loan portfolio balance was under $35 million as of December 31, 2025.
(2)    Relates to $52.0 million, $105.0 million and $78.1 million of unfunded commitments as of December 31, 2025, 2024 and 2023, respectively.

The following table presents the components of the ALLL:

Year Ended December 31,	2025	2024	2023
Gross allowance for loan and lease losses (1)	$312,667	$285,686	$355,773
Recovery asset value (2)	(36,924)	(48,952)	(45,386)
Allowance for loan and lease losses	$275,743	$236,734	$310,387
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

Year Ended December 31,	2025	2024	2023
Total loans and leases held for investment	$4,272,812	$4,125,818	$4,850,302

Allowance for loan and lease losses	$275,743	$236,734	$310,387
Allowance ratio (1)	6.5%	5.7%	6.4%

Gross allowance for loan and lease losses	$312,667	$285,686	$355,773
Gross allowance ratio (1)	7.3%	6.9%	7.3%
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

Year Ended December 31,	2025	2024	2023
Average loans and leases held for investment at amortized cost	$4,234,831	$4,294,414	$5,294,683
Net charge-offs	151,919	249,083	261,035
Net charge-off ratio	3.6%	5.8%	4.9%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured personal loans are generally charged-off when a borrower is contractually 120 days past due.

The following table presents nonaccrual loans and leases:

As of December 31,	2025	2024
Nonaccrual loans and leases held for investment at amortized cost	$60,432	$72,304
% of total loans and leases held for investment	1.4%	1.8%

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

Year Ended December 31,	2025	2024	Change ($)	Change (%)
Non-interest expense:
Compensation and benefits	$241,846	$232,158	$9,688	4%
Marketing	149,211	100,402	48,809	49%
Equipment and software	57,014	51,194	5,820	11%
Depreciation and amortization	62,889	58,834	4,055	7%
Professional services	42,339	32,045	10,294	32%
Occupancy	19,834	15,798	4,036	26%
Other non-interest expense	57,449	53,247	4,202	8%
Total non-interest expense	$630,582	$543,678	$86,904	16%

Year Ended December 31,	2024	2023	Change ($)	Change (%)
Non-interest expense:
Compensation and benefits	$232,158	$261,948	$(29,790)	(11)%
Marketing	100,402	93,840	6,562	7%
Equipment and software	51,194	53,485	(2,291)	(4)%
Depreciation and amortization	58,834	47,195	11,639	25%
Professional services	32,045	35,173	(3,128)	(9)%
Occupancy	15,798	17,532	(1,734)	(10)%
Other non-interest expense	53,247	57,264	(4,017)	(7)%
Total non-interest expense	$543,678	$566,437	$(22,759)	(4)%

Compensation and benefits expense increased $9.7 million, or 4%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in headcount.

Marketing expense increased $48.8 million, or 49%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in variable marketing expenses based on higher origination volume as well as the resumption of certain marketing initiatives.

Equipment and software expense increased $5.8 million, or 11%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in software license expense and cloud services.

Depreciation and amortization expense increased $4.1 million, or 7%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in the amortization of internally-developed software placed into service in 2025, partially offset by a decrease in impairment expense for internally-developed software compared to the prior year.

Professional services expense increased $10.3 million, or 32%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in business consulting services.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Occupancy expense increased $4.0 million, or 26%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily related to operating expenses associated with the office building purchased during the second quarter of 2025.

Other non-interest expense increased $4.2 million, or 8%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to an increase in miscellaneous operating expenses.

Income Taxes

For the years ended December 31, 2025 and 2024, we recorded an income tax expense of $41.3 million and $13.7 million, representing an effective tax rate of 23.3% and 21.1%, respectively. The effective tax rate for the year ended December 31, 2025 differs from the statutory rate due to state taxes, the favorable impact of recurring tax credits, changes in unrecognized tax benefits related to prior year tax credits, equity-based compensation, and the unfavorable impact of the non-deductible portions of executive compensation. The increase in effective tax rate for the year ended December 31, 2025 compared to the same period in 2024 was primarily due to the remeasurement of deferred tax assets because of the decrease in combined state tax rate. On June 27, 2025, California Senate Bill 132 was signed into law, requiring that banks and financial companies transition from an equally weighted three-factor apportionment formula to a single-sales-factor apportionment formula, effective for tax years beginning in 2025. Other year-over-year changes in rate reconciliation items largely offset each other.

For the year ending December 31, 2023, we recorded a tax expense of $15.7 million representing an effective tax rate of 28.7%. The decrease in effective tax rate for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to favorable changes related to windfalls and shortfalls related to equity compensation.

As of December 31, 2025, we maintained a valuation allowance of $48.0 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on the allocation of taxable income constraints to the Parent and not related to the earnings of the Company. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return. Differences between separate entity and consolidated tax returns are eliminated upon consolidation.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. For the year ended December 31, 2025, OBBBA did not impact our effective tax rate; however, certain OBBBA provisions, including enhanced expensing, reduced current taxes payable. OBBBA has multiple effective dates, and we will continue to monitor developments and evaluate potential impacts on future periods.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Segment Information

Reportable Segments

We define operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Chief Operating Decision Maker (CODM) to allocate resources and evaluate financial performance. The measure of segment profit used by the CODM in this evaluation is net income. The CODM consists of our Chief Executive Officer and Chief Financial Officer. This information is reviewed according to the legal organizational structure of our operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, LC Bank, which are both considered reportable segments. Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return.

LendingClub Bank

The LC Bank operating segment represents the national bank legal entity and reflects operating activities after its formation. This segment provides a full complement of financial products and solutions, including loans and deposits. It originates loans to individuals and businesses, retains loans for investment, sells loans to marketplace investors and manages relationships with deposit holders.

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the formation of LC Bank. This activity includes, but is not limited to, servicing fee revenue on purchased servicing assets, and interest income and interest expense related to transactions entered into prior to LC Bank’s formation.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following table:

	LendingClub Bank			LendingClub Corporation (Parent only)			Total Reportable Segments
Year ended	2025	2024	2023	2025	2024	2023	2025	2024	2023
Non-interest income:
Marketplace revenue	$303,930	$176,921	$206,381	$29,613	$36,595	$41,817	$333,543	$213,516	$248,198
Other non-interest income	52,050	53,643	74,684	7,472	9,038	9,503	59,522	62,681	84,187
Total non-interest income	355,980	230,564	281,065	37,085	45,633	51,320	393,065	276,197	332,385

Interest income:
Interest income	960,714	902,741	818,206	829	5,217	14,424	961,543	907,958	832,630
Interest expense	(335,871)	(373,219)	(266,218)	—	(698)	(4,574)	(335,871)	(373,917)	(270,792)
Net interest income	624,843	529,522	551,988	829	4,519	9,850	625,672	534,041	561,838

Total net revenue	980,823	760,086	833,053	37,914	50,152	61,170	1,018,737	810,238	894,223

Provision for credit losses	(191,320)	(178,267)	(243,565)	—	—	—	(191,320)	(178,267)	(243,565)

Non-interest expense:
Compensation and benefits	(235,289)	(225,620)	(255,428)	(6,557)	(6,538)	(6,520)	(241,846)	(232,158)	(261,948)
Marketing	(149,211)	(100,400)	(93,840)	—	(2)	—	(149,211)	(100,402)	(93,840)
Equipment and software	(56,963)	(51,068)	(53,239)	(51)	(126)	(246)	(57,014)	(51,194)	(53,485)
Depreciation and amortization	(58,277)	(50,309)	(30,216)	(4,612)	(8,525)	(16,979)	(62,889)	(58,834)	(47,195)
Professional services	(41,689)	(31,376)	(33,963)	(650)	(669)	(1,210)	(42,339)	(32,045)	(35,173)
Occupancy	(12,068)	(7,582)	(7,980)	(7,766)	(8,216)	(9,552)	(19,834)	(15,798)	(17,532)
Other non-interest expense	(62,854)	(54,963)	(62,360)	(14,484)	(21,511)	(24,508)	(77,338)	(76,474)	(86,868)
Total non-interest expense	(616,351)	(521,318)	(537,026)	(34,120)	(45,587)	(59,015)	(650,471)	(566,905)	(596,041)
Income tax (expense) benefit	(41,502)	(12,824)	(17,881)	233	(912)	2,203	(41,269)	(13,736)	(15,678)
Net income (1)	$131,650	$47,677	$34,581	$4,027	$3,653	$4,358	$135,677	$51,330	$38,939
Capital expenditures	$143,566	$54,302	$59,509	$—	$—	$—	$143,566	$54,302	$59,509
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

Year Ended December 31,	2025	2024	2023
Total net revenue – reportable segments	$1,018,737	$810,238	$894,223
Intercompany eliminations	(19,889)	(23,227)	(29,604)
Total net revenue – consolidated	$998,848	$787,011	$864,619

An analysis of our results of operations and material drivers and trends of the financial results of the segments presented above are consistent with those provided on a consolidated basis in “Results of Operations.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Pre-Provision Net Revenue (PPNR), Tangible Book Value (TBV) Per Common Share, and Return on Tangible Common Equity (ROTCE). Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP.

We believe these non-GAAP financial measures provide management and investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and enable comparison of our financial results with other public companies.

We believe PPNR, is an important measure because it reflects the underlying financial performance of our business operations. PPNR is a non-GAAP financial measure calculated by subtracting the provision for credit losses and income tax benefit/expense from net income.

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

The following tables provide a reconciliation of PPNR to the nearest GAAP measure:

For the year ended December 31,	2025	2024	2023
GAAP Net income	$135,677	$51,330	$38,939
Less: Provision for credit losses	(191,320)	(178,267)	(243,565)
Less: Income tax expense	(41,269)	(13,736)	(15,678)
Pre-provision net revenue	$368,266	$243,333	$298,182

For the year ended December 31,	2025	2024	2023
Non-interest income	$373,176	$252,970	$302,781
Net interest income	625,672	534,041	561,838
Total net revenue	998,848	787,011	864,619
Non-interest expense	(630,582)	(543,678)	(566,437)
Pre-provision net revenue	368,266	243,333	298,182
Provision for credit losses	(191,320)	(178,267)	(243,565)
Income before income tax expense	176,946	65,066	54,617
Income tax expense	(41,269)	(13,736)	(15,678)
GAAP Net income	$135,677	$51,330	$38,939

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of December 31,	2025	2024	2023
GAAP common equity	$1,500,428	$1,341,731	$1,251,822
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Customer relationship intangible assets	(5,685)	(8,586)	(12,135)
Tangible common equity	$1,419,026	$1,257,428	$1,163,970

Book value per common share
GAAP common equity	$1,500,428	$1,341,731	$1,251,822
Common shares issued and outstanding	115,368,987	113,383,917	110,410,602
Book value per common share	$13.01	$11.83	$11.34

Tangible book value per common share
Tangible common equity	$1,419,026	$1,257,428	$1,163,970
Common shares issued and outstanding	115,368,987	113,383,917	110,410,602
Tangible book value per common share	$12.30	$11.09	$10.54

The following table provides a reconciliation of ROTCE to the nearest GAAP measure:

As of and for the year ended December 31,	2025	2024	2023
Average GAAP common equity	$1,407,528	$1,291,938	$1,204,050
Less: Average goodwill	(75,717)	(75,717)	(75,717)
Less: Average customer relationship intangible assets	(7,099)	(10,324)	(14,198)
Average tangible common equity	$1,324,712	$1,205,897	$1,114,135

Return on average equity
GAAP net income	$135,677	$51,330	$38,939
Average GAAP common equity	1,407,528	1,291,938	1,204,050
Return on average equity	9.6%	4.0%	3.2%

Return on tangible common equity
GAAP net income	$135,677	$51,330	$38,939
Average tangible common equity	1,324,712	1,205,897	1,114,135
Return on tangible common equity	10.2%	4.3%	3.5%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Supervision and Regulatory Environment

We are subject to supervision, regulation, examination, enforcement and other proceedings by multiple federal banking regulatory bodies. Specifically, as a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Board of Governors of the Federal Reserve System (FRB). Further, as a national bank, LC Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency (OCC). Additionally, as a depository institution with assets over $10 billion, LC Bank is subject to supervision and enforcement authority relating to federal consumer financial laws and regulations by the Consumer Financial Protection Bureau (CFPB). Accordingly, we have been and continue to invest in regulatory compliance and be subject to certain parameters, obligations and/or limitations set forth by the banking regulations and regulators with respect to the operation of our business.

Further, we are subject to periodic supervision, regulation, examination, enforcement and other proceedings from various other federal and state regulatory and/or law enforcement agencies. Additionally, we are subject to claims, individual and class action lawsuits, and lawsuits alleging regulatory violations. Although historically the Company has generally resolved these matters in a manner that was not materially adverse to its financial results or business operations, no assurance can be given as to the timing, outcome or consequences of any of these matters in the future.

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

The formation of LC Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III). As a Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital requirements under the Basel III capital framework are: a Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, share repurchases, and certain discretionary bonus payments. In addition to these guidelines, the banking regulators may require a banking

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
organization to maintain capital at levels higher than the minimum ratios prescribed under the Basel III capital framework. See “Part I – Item 1. Business – Regulation and Supervision – Capital and Liquidity Requirements and Prompt Corrective Action” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Regulatory Requirements” of this Annual Report for additional information regarding regulatory capital requirements.

The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as LC Bank’s regulatory capital minimum and “well-capitalized” requirements (dollars in millions):

	December 31, 2025		December 31, 2024		Required Minimum (1)	Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,342.6	17.4%	$1,188.6	17.3%	7.0%	N/A
Tier 1 capital	$1,342.6	17.4%	$1,188.6	17.3%	8.5%	6.0%
Total capital	$1,441.0	18.7%	$1,276.5	18.5%	10.5%	10.0%
Tier 1 leverage	$1,342.6	12.0%	$1,188.6	11.0%	4.0%	N/A
Risk-weighted assets	$7,696.1	N/A	$6,887.1	N/A	N/A	N/A
Quarterly adjusted average assets	$11,174.0	N/A	$10,814.0	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,183.9	15.5%	$1,101.4	16.1%	7.0%	6.5%
Tier 1 capital	$1,183.9	15.5%	$1,101.4	16.1%	8.5%	8.0%
Total capital	$1,281.8	16.8%	$1,188.5	17.4%	10.5%	10.0%
Tier 1 leverage	$1,183.9	10.7%	$1,101.4	10.3%	4.0%	5.0%
Risk-weighted assets	$7,652.0	N/A	$6,823.1	N/A	N/A	N/A
Quarterly adjusted average assets	$11,090.4	N/A	$10,696.7	N/A	N/A	N/A
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$901,246	$932,463
Securities available for sale (1)	$384,846	$382,876
Deposits	$9,948,426	$9,116,821

Available borrowing capacity:
FRB Discount Window (2)	$3,294,827	$2,635,034
FHLB of Des Moines (3)	679,361	626,117
Total available borrowing capacity	$3,974,188	$3,261,151
(1)    Excludes illiquid securities available for sale.
(2)    As of December 31, 2025 and 2024, the Company had $4.2 billion and $3.2 billion in loans pledged under the FRB Discount Window, respectively.
(3)    As of December 31, 2025, the Company had $486.2 million in loans and $375.7 million in securities pledged to the FHLB of Des Moines. As of December 31, 2024, the Company had $456.4 million in loans and $373.5 million in securities pledged to the FHLB of Des Moines.

The primary uses of LC Bank liquidity include (i) the funding/acquisition of loans and securities purchases, (ii) withdrawals, maturities and the payment of interest on deposits, (iii) compensation and benefits expense, (iv) taxes, (v) capital expenditures, including the purchase of an office building in 2025, as well as the related building improvements, and internally developed software, and (vi) costs associated with the continued development and support of our digital marketplace bank.

Deposits

Deposits represent an important source of funding for LC Bank. We offer deposit accounts to our members, which include both interest-bearing and noninterest-bearing deposits. As of both December 31, 2025 and 2024, the amount of uninsured deposits totaled $1.2 billion, or 12% and 13%, respectively. Uninsured time deposits as of December 31, 2025, by remaining time to maturity, were as follows:

3 months or less	$27,444
Over 3 months through 6 months	44,284
Over 6 months through 12 months	42,460
Over 12 months	2,385
Total uninsured time deposits (1)	$116,573
(1)    Consist of certificates of deposit accounts that are in excess of the FDIC insurance limit of $250 thousand per account holder.

Capital Expenditures

Net capital expenditures were $143.6 million, or 14% of total net revenue, and $54.3 million, or 7% of total net revenue, for the years ended December 31, 2025 and 2024, respectively. Our capital expenditures in 2025 included the $74.5 million cash acquisition of the office building and related improvements to the property. Capital expenditures in 2026 are expected to be approximately $95 million, primarily driven by costs associated with the

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
continued development and support of our digital marketplace bank, as well as additional improvements to the office building acquired in 2025.

LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $127.1 million and $66.0 million in cash and cash equivalents as of December 31, 2025 and 2024, respectively. The increase in cash and cash equivalents was primarily driven by a $50 million cash dividend that was paid by LC Bank to the holding company during the first quarter of 2025 to return a capital contribution made by the holding company to LC Bank in the second half of 2024. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

Uses of cash at the holding company include the routine cash flow requirements as a bank holding company, such as interest and expenses (including those associated with our office leases), share repurchases, the needs of LC Bank for additional equity and, as required, its need for debt financing and support for extraordinary funding requirements when necessary.

Factors Impacting Liquidity

Our liquidity could be adversely impacted by deteriorating financial and market conditions, the inability or unwillingness of a creditor to provide funding, an idiosyncratic event (e.g., a major loss, causing a perceived or actual deterioration in our financial condition), an adverse systemic event (e.g., default or bankruptcy of a significant capital markets participant), or others.

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

HFI loans and AFS securities at LC Bank are funded primarily through our deposit base. The majority of HFI loans and AFS securities are fixed-rate instruments over the term of the loan or security. As a result, the primary component of interest rate risk on our financial instruments arises from the impact of fluctuations in loan, security, and deposit rates on our net interest income. Therefore, we use a sensitivity analysis to assess the impact of hypothetical changes in interest rates on our net interest income results. The outcome of the analysis is influenced by a variety of assumptions, including the maturity profile and prepayment level of our unsecured consumer loans and expected consumer responses to changes in rates paid on non-maturity deposit products. Our assumptions are periodically calibrated to observed data and/or expected outcomes. We actively monitor the level of exposure to

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
movements in interest rates and have entered into interest rate hedging instruments, some of which qualify for hedge accounting treatment, to manage such risk. See “Item 8. Financial Statements and Supplementary Data – Note 8. Derivative Instruments and Hedging Activities” for additional information.

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	December 31, 2025	December 31, 2024
Instantaneous Change in Interest Rates:
+ 200 basis points	(7.8)%	(7.1)%
+ 100 basis points	(3.8)%	(3.5)%
- 100 basis points	3.2%	1.1%
- 200 basis points	5.9%	1.6%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, security purchases, and cash and cash equivalents, offset by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The increase in sensitivity as of December 31, 2025 relative to the prior year is primarily due to the composition of our loans, deposits, and hedging instruments, as well as updates to certain key modeling assumptions that affect how changes in interest rates are projected to impact the repricing behavior of assets and liabilities. Furthermore, during fluctuating interest rate environments, the repricing of interest-bearing deposits is more impactful than that of repricing fixed-rate loans.

Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality, balance sheet mix, size of our balance sheet, or other business developments that could affect net income. Actual results could differ materially from the estimated outcomes of our simulations.

Maturities

The following table presents the maturities of loans and leases HFI at amortized cost and at fair value as of December 31, 2025:

	Due in 1 Year or Less	Due After 1 Year Through 5 Years	Due After 5 Years Through 15 Years	December 31, 2025
Unsecured personal	$198,767	$2,803,770	$662,183	$3,664,720
Residential mortgages	3,123	10,182	137,768	151,073
Secured consumer	3,331	166,910	90,828	261,069
Total consumer loans held for investment	205,221	2,980,862	890,779	4,076,862
Equipment finance	6,845	32,912	—	39,757
Commercial real estate	34,716	135,261	302,512	472,489
Commercial and industrial	690	16,303	140,025	157,018
Total commercial loans and leases held for investment	42,251	184,476	442,537	669,264
Total loans and leases held for investment	$247,472	$3,165,338	$1,333,316	$4,746,126
Loans and leases due after one year at fixed interest rates	N/A	$3,092,527	$855,109	$3,947,636
Loans and leases due after one year at variable interest rates	N/A	$72,811	$478,207	$551,018
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

LendingClub Holding Company

At the holding company level, we continue to measure interest rate sensitivity by evaluating the change in fair value of certain assets and liabilities due to a hypothetical change in interest rates. Principal payments on our HFI loans continue to reduce the outstanding balance of this portfolio, and, as a result, the fair value impact from changes in interest rates continues to diminish.

Contingencies

For a comprehensive discussion of contingencies as of December 31, 2025, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18. Commitments and Contingencies.”

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

Allowance for Loan and Lease Losses

Under the CECL methodology, we reserve for expected credit losses on our loan and lease portfolio when they are initially recorded as HFI at amortized cost through the ALLL by using a DCF approach to calculate the NPV of expected cash flows. Loans accounted for under the fair value option do not have an ALLL. Changes in the credit risk profile of our loans and leases result in changes in “Provision for credit losses” on the Income Statement with a resulting change, net of charge-offs and recoveries, in the ACL balance. The majority of our ALLL relates to unsecured personal loans.

The ALLL represents our estimate of expected lifetime credit losses over the contractual life of the loan portfolio. Our determination of the ALLL is based on regular and periodic evaluation of the loan portfolio considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information from internal and external sources. Estimates of expected future loan losses are determined by using statistical models and management’s judgment. The models are designed to forecast probability and timing of default, loss rate exposure at default, recovery expectations, and timing and amount of estimated prepayments. Our statistical models, applied at the portfolio level to pools of loans with similar risk characteristics, produce expected cash flows, which are then discounted at the effective interest rate to derive the NPV. The difference between the NPV and the amortized cost determines the ALLL. The effective interest rate is calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and marketing costs, to provide a constant rate of return over the contractual loan term. Under the DCF approach, the provision for credit losses includes credit loss expense in subsequent periods relating to the discounting effect due to the passage of time after the initial recognition of ALLL on originated loans and leases HFI at amortized cost.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Our qualitative allowance is primarily based on macroeconomic unemployment forecast information provided by an external third-party economist, incorporating management’s judgment, and is included in the estimation of expected future expected credit losses. In addition, the qualitative allowance includes adjustments in circumstances where the statistical model output is inconsistent with management’s expectations relating to economic conditions and expected credit losses. Management may make adjustments as the assumptions in the underlying analyses change to reflect an estimate of expected lifetime loan losses and prepayments at the reporting date, based on the best information available at that time.

Loans Held for Sale at Fair Value

Loans initially classified as HFS are reported at their fair value with our election of the fair value option and are classified as Level 3 instruments. We use a DCF approach to calculate the NPV of expected cash flows. This model uses significant unobservable inputs that inherently require judgment and reflect our best estimates of the assumptions a market participant would use to calculate fair value. Those significant unobservable inputs used in the fair value measurement of HFS loans include:

•Discount Rate – The weighted-average rate at which the expected cash flows are discounted to arrive at the net present value of the loan. The discount rate is primarily determined based on marketplace investor return expectations.

•Annualized net credit loss rate – The annualized rate of lifetime charge-offs, net of recoveries, expressed as a percentage of the average lifetime principal balance of loan pools with similar characteristics.

•Annualized prepayment rate – The annualized rate of lifetime prepayments expressed as a percentage of the average principal balance of loan pools with similar characteristics.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

1) Allowance for loan and lease losses – Consumer Loans – Refer to “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” to the consolidated financial statements

Critical Audit Matter Description

The allowance for loan and lease losses (ALLL) on consumer loans represents the Company’s estimate of expected lifetime credit losses over the contractual life of the loan portfolio. The majority of the ALLL relates to the unsecured personal loans class of financing receivables within the consumer portfolio segment. The determination of the ALLL is based on the Company’s periodic evaluation of performance of the consumer portfolio segment considering a number of underlying factors, including key assumptions and quantitative and qualitative information. The estimate of expected future loan losses is determined using statistical models and management’s judgment.

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

Qualitative adjustments to the modeled estimate of expected credit losses are also considered to address certain identified elements that are not directly captured by the statistical models. The qualitative allowance is primarily based on a macroeconomic unemployment forecast provided by an external third-party economist, and also incorporates management’s judgment. In addition, the qualitative allowance includes adjustments in circumstances where the statistical model output is inconsistent with management’s expectations related to economic conditions and expected credit losses.

Given the size of the unsecured personal loan portfolio and the subjective nature of estimating the ALLL, including management’s expectations related to macroeconomic conditions and expected losses, auditing the ALLL involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the models and assumptions used by management to estimate the allowance for loan losses relating to the unsecured personal loan portfolio, included the following, among others:

◦We tested the effectiveness of the controls, including those related to the models, key data inputs and management assumptions.
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

2) Fair Value Measurements – Loans held for sale at fair value – Refer to “Note 7. Fair Value Measurements” to the consolidated financial statements

Critical Audit Matter Description

Loans classified as held for sale (HFS) are reported at their fair value with the Company’s election of the fair value option and are classified as Level 3 instruments. The Company uses a discounted cash flow model to estimate the fair value of loans classified as HFS based on the present value of estimated future cash flows. The significant unobservable inputs used in the fair value measurement include discount rate, annualized net credit loss rate and annualized prepayment rate.

Given the subjective nature of estimating the fair value measurement, including certain unobservable inputs management used to estimate fair value, auditing the fair value measurement of certain loans classified as HFS involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of certain loans classified as HFS included the following, among others:

◦We tested the effectiveness of the controls over management's valuation of certain loans classified as HFS, including those related to the unobservable inputs.
◦With the assistance of our fair value specialists, we developed a range of independent fair value estimates of certain loans classified as HFS, including the unobservable inputs, and compared our estimates to the Company’s estimates.
◦We tested the accuracy of the key data inputs, including historical loan data used to develop our range of independent fair value estimates.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 12, 2026

We have served as the Company’s auditor since 2013.

LENDINGCLUB CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31,	2025	2024
Assets
Cash and due from banks	$11,749	$15,524
Interest-bearing deposits in banks	905,905	938,534
Total cash and cash equivalents	917,654	954,058
Restricted cash	12,783	23,338
Securities available for sale at fair value ($3,733,780 and $3,492,264 at amortized cost, respectively)	3,706,709	3,452,648
Loans held for sale at fair value	1,762,396	636,352
Loans and leases held for investment	4,272,812	4,125,818
Allowance for loan and lease losses	(275,743)	(236,734)
Loans and leases held for investment, net	3,997,069	3,889,084
Loans held for investment at fair value	473,314	1,027,798
Property, equipment and software, net	254,088	167,532
Goodwill	75,717	75,717
Other assets	368,086	403,982
Total assets	$11,567,816	$10,630,509
Liabilities and Equity
Deposits:
Interest-bearing	$9,459,483	$8,676,119
Noninterest-bearing	374,387	392,118
Total deposits	9,833,870	9,068,237
Other liabilities	233,518	220,541
Total liabilities	10,067,388	9,288,778
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 115,368,987 and 113,383,917 shares issued and outstanding, respectively	1,154	1,134
Additional paid-in capital	1,719,233	1,702,316
Accumulated deficit	(201,799)	(337,476)
Accumulated other comprehensive loss	(18,160)	(24,243)
Total equity	1,500,428	1,341,731
Total liabilities and equity	$11,567,816	$10,630,509

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)

Year Ended December 31,	2025	2024	2023
Non-interest income:
Marketplace revenue	$355,944	$242,791	$291,484
Other non-interest income	17,232	10,179	11,297
Total non-interest income	373,176	252,970	302,781

Interest income:
Interest on loans held for sale	142,937	92,442	35,655
Interest and fees on loans and leases held for investment	490,071	494,214	616,735
Interest on loans held for investment at fair value	72,782	77,034	74,088
Interest on securities available for sale	223,820	187,961	40,235
Other interest income	31,933	56,307	65,917
Total interest income	961,543	907,958	832,630

Interest expense:
Interest on deposits	335,724	369,219	265,556
Other interest expense	147	4,698	5,236
Total interest expense	335,871	373,917	270,792

Net interest income	625,672	534,041	561,838

Total net revenue	998,848	787,011	864,619

Provision for credit losses	191,320	178,267	243,565

Non-interest expense:
Compensation and benefits	241,846	232,158	261,948
Marketing	149,211	100,402	93,840
Equipment and software	57,014	51,194	53,485
Depreciation and amortization	62,889	58,834	47,195
Professional services	42,339	32,045	35,173
Occupancy	19,834	15,798	17,532
Other non-interest expense	57,449	53,247	57,264
Total non-interest expense	630,582	543,678	566,437

Income before income tax expense	176,946	65,066	54,617
Income tax expense	(41,269)	(13,736)	(15,678)
Net income	$135,677	$51,330	$38,939
Earnings per share:
Basic EPS	$1.18	$0.46	$0.36
Diluted EPS	$1.16	$0.45	$0.36
Weighted-average common shares – Basic	114,605,220	111,731,523	108,466,179
Weighted-average common shares – Diluted	117,233,815	113,122,859	108,468,857

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Comprehensive Income
(In Thousands)

Year Ended December 31,	2025	2024	2023
Net income	$135,677	$51,330	$38,939

Other comprehensive income:
Net unrealized gain on securities available for sale	10,187	9,836	10,238
Income tax effect	(4,104)	(3,775)	(2,926)
Other comprehensive income, net of tax	6,083	6,061	7,312

Total comprehensive income	$141,760	$57,391	$46,251

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2022	106,546,995	$1,065	$1,628,590	$(37,616)	$(427,745)	$1,164,294
Stock-based compensation	—	—	61,619	—	—	61,619
Net issuances under equity incentive plans	3,863,607	39	(20,381)	—	—	(20,342)
Net unrealized gain on securities available for sale, net of tax	—	—	—	7,312	—	7,312
Net income	—	—	—	—	38,939	38,939
Balance at December 31, 2023	110,410,602	$1,104	$1,669,828	$(30,304)	$(388,806)	$1,251,822
Stock-based compensation	—	—	47,117	—	—	47,117
Net issuances under equity incentive plans	2,973,315	30	(14,629)	—	—	(14,599)
Net unrealized gain on securities available for sale, net of tax	—	—	—	6,061	—	6,061
Net income	—	—	—	—	51,330	51,330
Balance at December 31, 2024	113,383,917	$1,134	$1,702,316	$(24,243)	$(337,476)	$1,341,731
Stock-based compensation	—	—	39,079	—	—	39,079
Net issuances under equity incentive plans	2,374,694	24	(15,034)	—	—	(15,010)
Share repurchases	(389,624)	(4)	(7,128)	—	—	(7,132)
Net unrealized gain on securities available for sale, net of tax	—	—	—	6,083	—	6,083
Net income	—	—	—	—	135,677	135,677
Balance at December 31, 2025	115,368,987	$1,154	$1,719,233	$(18,160)	$(201,799)	$1,500,428

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

Year Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$135,677	$51,330	$38,939
Adjustments to reconcile net income to net cash used for operating activities:
Net fair value adjustments	134,946	154,659	134,114
Change in fair value of loan servicing assets	59,457	75,359	62,581
Gain on sales of loans	(59,087)	(49,097)	(47,839)
Provision for credit losses	191,320	178,267	243,565
Accretion of deferred origination fees and marketing costs	(62,361)	(68,535)	(90,723)
Stock-based compensation, net	34,286	40,069	52,389
Depreciation and amortization	62,889	58,834	47,195
Other, net	9,995	10,754	(8,932)
Net change to loans held for sale	(3,267,348)	(3,101,778)	(1,535,037)
Net change in operating assets and liabilities:
Other assets	33,593	22,422	54,894
Other liabilities	(307)	(6,458)	(87,746)
Net cash used for operating activities	(2,726,940)	(2,634,174)	(1,136,600)
Cash flows from investing activities:
Net change in loans and leases	320,535	(223,857)	544,821
Purchases of securities available for sale	(30,452)	(49,786)	(61,648)
Proceeds from sales, maturities and paydowns of securities available for sale	1,786,765	938,409	97,709
Purchases of property, equipment and software, net	(140,341)	(54,302)	(59,509)
Other investing activities	(4,348)	(2,651)	(4,676)
Net cash provided by investing activities	1,932,159	607,813	516,697
Cash flows from financing activities:
Net change in deposits	769,915	1,742,479	921,393
Principal payments on borrowings	—	(19,202)	(111,993)
Other financing activities	(22,093)	(13,668)	(19,833)
Net cash provided by financing activities	747,822	1,709,609	789,567
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,959)	(316,752)	169,664
Cash, cash equivalents and restricted cash, beginning of period	977,396	1,294,148	1,124,484
Cash, cash equivalents and restricted cash, end of period	$930,437	$977,396	$1,294,148
Supplemental cash flow information:
Cash paid for interest	$341,390	$378,276	$258,626
Cash paid for income taxes	$3,377	$275	$6,631
Cash paid for operating leases included in the measurement of lease liabilities	$13,688	$12,869	$12,797
Supplemental non-cash investing activity:
Net securities retained from Structured Program transactions	$1,993,586	$2,711,693	$1,299,313
Supplemental non-cash financing activity:
Derecognition of payable to securitization note and residual certificate holders held in consolidated VIE	$—	$880	$—

LENDINGCLUB CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In Thousands)
The following presents cash, cash equivalents and restricted cash by category within the Balance Sheet:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$917,654	$954,058
Restricted cash	12,783	23,338
Total cash, cash equivalents and restricted cash	$930,437	$977,396

See Notes to Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

1. Summary of Significant Accounting Policies

Basis of Presentation

LendingClub Corporation (LendingClub) was founded in 2006 and operates a leading nationally chartered digital marketplace bank that leverages data and technology to increase access to credit, reduce borrowing costs, and improve returns on savings for its members. LendingClub is registered as a bank holding company and operates the vast majority of its business through its wholly-owned subsidiary, LendingClub Bank, National Association (LC Bank).

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

Restricted Cash

Restricted cash consists of cash items held with other depository institutions in which the ability to withdraw funds is restricted by contractual provisions. Such amounts primarily include cash collected from borrowers on loans and not yet distributed to investors.

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

Loans Held for Sale at Fair Value

Loans initially classified as HFS are reported at their fair value with the Company’s election of the fair value option. Origination fees and marketing costs for HFS loans are recognized in earnings at the time of loan origination and are not deferred. Revenue from HFS loans at fair value also includes gain on sales of loans (recognition of servicing asset), servicing fees received over the life of the sold loan, and net fair value adjustments, all of which are presented within “Marketplace revenue” on the Income Statement. The Company also earns interest income on HFS loans from the time of origination until the loans have been sold. As loans are held on the Balance Sheet, incremental fair value adjustments on the loans are recorded in “Net fair value adjustments” within “Marketplace revenue,” whereas the associated interest income, based on the loans’ contractual interest rate, is recorded within “Interest on loans held for sale.”

Loans and Leases Held for Investment at Amortized Cost

HFI loans accounted for at amortized cost are measured at historical cost and reported at their outstanding principal balances net of any charge-offs, unamortized deferred origination fees and marketing costs. Revenue from HFI loans at amortized cost consists of interest income, which includes the stated interest rate on the loans and the amortization of origination fees and marketing costs that are deferred at origination.

Leases are recorded at the discounted amounts of lease payments receivable plus the estimated residual value of the leased asset, net of unearned income and unamortized deferred origination fees and marketing costs. Lease payments receivable reflect contractual lease payments adjusted for renewal or termination options that the Company believes the customer is reasonably certain to exercise.

In certain circumstances, the Company may reclassify loans and/or leases from HFI to HFS, at which time these are valued at the lower of amortized cost or fair value.

Loans Held for Investment at Fair Value

As of the periods presented in this Annual Report, HFI loans at fair value consisted of certain non-routine loan portfolio purchases accounted under the fair value option on a transaction-specific basis, due to the short remaining duration of the acquired portfolios. Revenue from these loan portfolio purchases includes interest income and net fair value adjustments which are recorded in current period earnings.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Election of Fair Value Option

Effective January 1, 2026, the Company elected the fair value option to account for HFI loans that were originated on or after that date. Prior to this election, loans that were originated as HFI were, and the Company expects will continue to be, accounted for at amortized cost, which required the initial recognition of an allowance for lifetime expected credit losses under the CECL methodology, recognized within “Provision for credit losses” on the Income Statement. The Company believes that applying the fair value option, rather than the CECL methodology, to HFI loans more accurately reflects the in-period economic performance of the loans by better aligning the value of the loan to its then fair value. Under the fair value option, origination fee revenue and marketing costs are recognized at the time of loan origination within “Origination fees” and “Marketing expense,” respectively, on the Income Statement, rather than being deferred. Changes in the fair value of loans are recognized in current period earnings within “Net fair value adjustments” on the Income Statement. Further, by applying the fair value option to HFI loans, the Company is applying the same accounting methodology to all loans it originates after January 1, 2026, as both HFI and HFS loans will be measured at fair value.

Accrued Interest Income and Non-Accrual Policy

Interest income is accrued as earned. The accrual of interest income is discontinued, and the loan or lease is placed on nonaccrual status at 90 days past due or when reasonable doubt exists as to timely collection. Past due status is based on the contractual terms of the loan or lease. When a loan or lease is placed on nonaccrual status, all income previously accrued but not collected is reversed against the current period’s interest income. The Company has a nonaccrual policy which results in the timely reversal of past-due accrued interest and, therefore, does not record an allowance for credit losses (ACL) on accrued interest receivable. The Company records an ACL on accrued interest receivable for past due unsecured personal loans that are less than 90 days past due. Interest collections on nonaccrual loans and leases for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Nonaccrual loans and leases are returned to accrual status when there no longer exists concern over collectability, the borrower has demonstrated, over time, both the intent and ability to repay and the loan or lease has been brought current and future payments are reasonably assured.

Allowance for Credit Losses

The ACL represents management’s estimate of expected credit losses. The ACL primarily consists of the allowance for loan and lease losses (ALLL), as well as the allowance for AFS securities and unfunded lending commitments. The ACL is measured based on a lifetime expected loss model, which does not require a loss event to occur before a credit loss is recognized. Under the lifetime expected credit loss model, the Company estimates the allowance based on relevant available information related to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The ACL is estimated using a discounted cash flow (DCF) approach where effective interest rates are used to calculate the net present value of expected cash flows. The effective interest rate is calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and marketing costs, to provide a constant rate of return over the contractual loan term. The Company evaluates its estimate of expected credit losses each reporting period and records any additions or reductions to the ACL on the Income Statement as “Provision for credit losses.”

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

The ACL is measured on a collective basis when loans share similar risk characteristics. Relevant risk characteristics for the consumer portfolio include product type, risk rating, loan term, and monthly vintage. Relevant risk characteristics for the commercial portfolio include product type and risk rating. Loans measured on a collective basis generally have an ACL comprised of a quantitative, or modeled, component that is supplemented by a framework of qualitative factors, as discussed below.

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

Allowance Calculation Methodology

The Company generally estimates expected credit losses over the contractual term of its loans and certain securities. The contractual term is adjusted for estimated prepayments when appropriate. The quantitative, or modeled, component of the ACL is primarily based on statistical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. Known and estimated data include current probability and timing of default, loss rate and recovery exposure at default, timing and amount of estimated prepayments, timing and amount of expected draws (for unfunded lending commitments), and relevant risk characteristics. Certain of the Company’s commercial portfolios have limited internal historical loss data and use external credit loss information, including historical charge-off and balance data for peer banking institutions.

The Company obtains historical and forecast macroeconomic information to inform its view of the long-term condition of the economy. Forward-looking macroeconomic factors considered in the Company’s consumer model include unemployment rate, unemployment insurance claims, gross domestic product (GDP), housing prices, and retail sales. Forward-looking macroeconomic factors are incorporated into the Company’s commercial model for a two-year reasonable and supportable economic forecast period followed by a one-year reversion period during which expected credit losses are expected to revert back on a straight-line basis to historical losses unadjusted for economic conditions. The reasonable and supportable economic forecast period and reversion methodology are accounting estimates which may change in future periods as a result of changes to the current macroeconomic environment.

The quantitative, or modeled, portion of ACL is estimated using a DCF approach. The Company’s statistical models, applied at the portfolio level to pools of loans with similar risk characteristics, produce expected cash flows, which are then discounted at the effective interest rate to derive net present value. The effective interest rate is calculated based on the periodic interest income received from the loan’s contractual cash flows and the net investment in the loan, which includes deferred origination fees and marketing costs, to provide a constant rate of return over the contractual loan term. This net present value is then compared to the amortized cost basis to derive the initial expected credit losses. Under the DCF approach, the provision for credit losses includes credit loss expense in subsequent periods relating to the discounting effect due to the passage of time after the initial recognition of ACL.

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

Zero Credit Loss Expectation Exception

The Company has a zero loss expectation when the loans and AFS securities, or portions thereof, are issued or guaranteed by certain U.S. government entities or agencies, as those entities or agencies have a long history of no defaults and the highest credit ratings issued by rating agencies. Loans held for investment and AFS securities which meet this criterion do not have an ACL.

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

Derivative Instruments and Hedging Activities

The Company reports the fair value of its derivative instruments on a gross basis, as either “Other assets” or “Other liabilities” on the Balance Sheet. Changes in fair value of the derivative instruments are recognized in “Net fair value adjustments” within “Marketplace revenue” on the Income Statement.

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

Property, Equipment and Software, Net

Property, equipment and software are carried at cost less accumulated depreciation and amortization. The Company uses the straight-line method of depreciation and amortization. The office building acquired in April 2025 is

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
depreciated over its estimated useful life of 39 years, and the related building improvements are depreciated over their respective estimated useful lives. Tenant and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Estimated useful lives range from three years to seven years for furniture and fixtures, computer equipment, and software.

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

Lessor Accounting – Operating Leases

The Company leases space in its office building to third-party tenants under operating lease agreements. The Company earns rental income from such leases which is recorded within “Other non-interest income” on the Income Statement. Rental income is comprised of (i) a lease component, which includes fixed lease payments, recognized on a straight-line basis over the non-cancelable lease term, and (ii) a nonlease component, which includes variable lease payments, such as operating expense reimbursements, recognized in the period incurred. The Company has elected the lessor practical expedient under Accounting Standards Codification (ASC) 842, Leases, to account for the lease component and nonlease component associated with each lease as a single component.

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

Goodwill is tested for impairment annually or more frequently in certain circumstances. The Company’s annual impairment testing is performed in the fourth quarter of each calendar year. Impairment exists when the carrying value of goodwill exceeds its estimated fair value. Adverse changes in impairment indicators such as lower than forecast financial performance, increased competition, increased regulatory oversight, or unplanned changes in operations could result in impairment.

The Company can elect to either qualitatively assess goodwill for impairment, or bypass the qualitative test and proceed directly to a quantitative test. If the Company performs a qualitative assessment of goodwill to test for impairment and concludes it is more likely than not that the estimated fair value of a reporting unit is greater than its carrying value, a quantitative test is not required. However, if the Company determines it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative assessment is performed to determine if goodwill impairment exists. Under the quantitative impairment assessment, the fair values of the Company’s reporting units are determined using a combination of income and market-based approaches.

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

Share Repurchases

Shares repurchased in the open market are retired upon repurchase. Accordingly, the Company reduces common stock by the par value of the retired shares, with the excess of the repurchase price over par value recorded as a reduction to additional paid-in capital.

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

Earnings Per Share

Basic earnings per share (EPS) attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period, adjusted for the effects of dilutive issuances of shares of common stock, which predominantly include incremental shares issued for outstanding RSUs and PBRSUs. PBRSUs are included in dilutive shares to the extent the pre-established performance targets have been or are estimated to be satisfied as of the reporting date. The dilutive potential common shares are computed using the treasury stock method. The effects of the common shares outstanding are excluded from the computation of diluted EPS in periods in which the effect would be antidilutive.

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Adoption of New Accounting Standards

The Company adopted the following new accounting standards during the year ended December 31, 2025:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which improves income tax disclosure requirements, primarily through enhanced disclosures surrounding rate reconciliation and income taxes paid. The Company adopted this ASU for the full year ended December 31, 2025, on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes incremental improvements to GAAP. The updates cover a broad range of topics arising from technical corrections, unintended applications of the codification, and other minor improvements. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. The standard can be applied prospectively or retrospectively on a topic by topic basis. Early adoption is also permitted on a topic by topic basis. The Company is evaluating the impact of this ASU but does not expect it to be material.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 27) - Narrow-Scope Improvements, which improves the navigability of the required interim disclosures and clarify when the guidance is applicable. The amendments also provide guidance on what disclosures are required during the interim reporting periods. Additionally, the amendments also includes a disclosure principle that requires entities to disclose events since the end of the last reporting period that have a material impact. The amendments of this standard are effective for interim reporting periods beginning after December 15, 2027. The amendments can be applied either prospectively or retrospectively. Early adoption is also permitted. The Company is evaluating the impact of this ASU but does not expect it to be material.

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

Origination Fees: Fees charged to borrowers in connection with the origination of loans that are held for sale.

Servicing Fees: The Company receives servicing fees to compensate it for servicing loans on behalf of marketplace investors, including managing payments from borrowers and remittances to those investors. The amount of servicing fee revenue earned is predominantly affected by the servicing rates paid by investors and the outstanding principal balance of loans serviced for investors. Servicing fee revenue related to loans sold also includes the associated change in the fair value of servicing assets.

Gain on Sales of Loans: In connection with loan sales to marketplace investors, the Company capitalizes the initial fair value of servicing rights. A gain or loss is recorded based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, the Company recognizes transaction costs, if any, as a loss on sale of loans.

Net Fair Value Adjustments: The Company records adjustments to the carrying value of loans, for which it has elected to account for under the fair value option, to reflect their fair value. These adjustments include gains or losses from sale prices in excess of or less than the loan principal amount sold and realized net charge-offs. In addition, as loans are held on the Balance Sheet, incremental fair value adjustments on the loans are recorded in “Net fair value adjustments” within “Marketplace revenue,” whereas the associated interest income is recorded within “Net interest income.”

The following table presents components of marketplace revenue for the periods presented:

Year Ended December 31,	2025	2024	2023
Origination fees	$372,815	$283,420	$279,146
Servicing fees	58,988	64,933	98,613
Gain on sales of loans	59,087	49,097	47,839
Net fair value adjustments	(134,946)	(154,659)	(134,114)
Total marketplace revenue	$355,944	$242,791	$291,484

3. Earnings Per Share

The following table details the computation of the Company’s basic and diluted EPS:

Year Ended December 31,	2025	2024	2023
Basic EPS:
Net income	$135,677	$51,330	$38,939
Weighted-average common shares – Basic	114,605,220	111,731,523	108,466,179
Basic EPS	$1.18	$0.46	$0.36

Diluted EPS:
Net income	$135,677	$51,330	$38,939
Weighted-average common shares – Diluted	117,233,815	113,122,859	108,468,857
Diluted EPS	$1.16	$0.45	$0.36

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
4. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of AFS securities were as follows:

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$3,065,885	$26,525	$—	$—	$3,092,410
U.S. agency residential mortgage-backed securities	267,853	504	(32,296)	—	236,061
Other asset-backed securities related to Structured Program transactions (2)	224,802	28	(1,367)	(4,093)	219,370
U.S. agency securities	84,464	—	(10,602)	—	73,862
Mortgage-backed securities	60,423	135	(4,961)	—	55,597
Municipal securities	3,215	—	(609)	—	2,606
Other securities	27,138	45	(380)	—	26,803
Total securities available for sale	$3,733,780	$27,237	$(50,215)	$(4,093)	$3,706,709

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$2,870,071	$30,398	$(645)	$—	$2,899,824
U.S. agency residential mortgage-backed securities	270,120	48	(43,243)	—	226,925
Other asset-backed securities related to Structured Program transactions (2)	174,132	—	(657)	(3,527)	169,948
U.S. agency securities	90,459	—	(14,513)	—	75,946
Mortgage-backed securities	62,882	8	(6,216)	—	56,674
Municipal securities	3,236	—	(697)	—	2,539
Other securities	21,364	15	(587)	—	20,792
Total securities available for sale	$3,492,264	$30,469	$(66,558)	$(3,527)	$3,452,648
(1)    Excludes a $0.7 million and $(2.2) million cumulative basis adjustment for securities designated in active fair value hedge relationships at December 31, 2025 and 2024, respectively. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.
(2)    As of December 31, 2025 and 2024, $200.0 million and $169.9 million, respectively, of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
A summary of AFS securities with unrealized losses, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$20,017	$(266)	$181,150	$(32,030)	$201,167	$(32,296)
Other asset-backed securities related to Structured Program transactions	95,494	(1,034)	23,719	(333)	119,213	(1,367)
U.S. agency securities	—	—	73,862	(10,602)	73,862	(10,602)
Mortgage-backed securities	1,874	(5)	36,167	(4,956)	38,041	(4,961)
Municipal securities	—	—	2,606	(609)	2,606	(609)
Other securities	1,610	(10)	9,544	(370)	11,154	(380)
Total securities with unrealized losses	$118,995	$(1,315)	$327,048	$(48,900)	$446,043	$(50,215)

	Less than 12 months		12 months or longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$334,564	$(645)	$—	$—	$334,564	$(645)
U.S. agency residential mortgage-backed securities	34,168	(782)	185,405	(42,461)	219,573	(43,243)
Other asset-backed securities related to Structured Program transactions	72,251	(657)	—	—	72,251	(657)
U.S. agency securities	—	—	75,946	(14,513)	75,946	(14,513)
Mortgage-backed securities	21,970	(316)	32,298	(5,900)	54,268	(6,216)
Municipal securities	—	—	2,539	(697)	2,539	(697)
Other securities	1,638	(4)	11,668	(583)	13,306	(587)
Total securities with unrealized losses	$464,591	$(2,404)	$307,856	$(64,154)	$772,447	$(66,558)

The majority of securities in an unrealized loss position as of both December 31, 2025 and 2024 was comprised of U.S. agency-backed securities and mortgage-backed securities. Management considers these securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies or government-sponsored agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at December 31, 2025 were rated investment grade. Substantially all of these unrealized losses were caused by interest rate increases. Additionally, the Company does not intend to sell the securities in loss positions, nor is it more likely than not that it will be required to sell the securities prior to recovery of the amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Note 1. Summary of Significant Accounting Policies.”

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents the activity in the allowance for credit losses for AFS securities, by security type:

Year Ended December 31,	2025	2024
Other asset-backed securities related to Structured Program transactions:
Allowance for credit losses, beginning of period	$3,527	$—
Credit loss expense for securities available for sale	566	3,527
Allowance for credit losses, end of period	$4,093	$3,527

There was no activity in the allowance for credit losses for AFS securities during 2023.

The contractual maturities of AFS securities were as follows:

December 31, 2025	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	$3,065,885	$3,092,410
Other asset-backed securities related to Structured Program transactions	224,802	219,370
U.S. agency securities	4,849	4,787
Mortgage-backed securities	2,552	2,403
Municipal securities	458	429
U.S. agency residential mortgage-backed securities	127	121
Other securities	10,136	10,137
Total due after 1 year through 5 years	3,308,809	3,329,657	6.66%
Due after 5 years through 10 years:
U.S. agency securities	35,472	31,970
U.S. agency residential mortgage-backed securities	2,751	2,669
Mortgage-backed securities	880	779
Municipal securities	154	142
Other securities	9,666	9,674
Total due after 5 years through 10 years	48,923	45,234	3.62%
Due after 10 years:
U.S. agency residential mortgage-backed securities	264,975	233,271
Mortgage-backed securities	56,991	52,415
U.S. agency securities	44,143	37,105
Municipal securities	2,603	2,035
Other securities	7,336	6,992
Total due after 10 years	376,048	331,818	3.09%
Total securities available for sale	$3,733,780	$3,706,709	6.24%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the year ended December 31, 2025.

During 2024, the Company recognized proceeds of $30.1 million and gross realized gains of $114 thousand from sales of senior asset-backed securities related to Structured Program transactions. There were no sales of AFS securities during 2025 or 2023.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses

As of December 31, 2025, LendingClub recorded the majority of its loans and leases HFI at amortized cost. Other HFI loans and all HFS loans were recorded at fair value pursuant to the Company’s election of the fair value option.

Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $17.9 million and $30.4 million as of December 31, 2025 and 2024, respectively.

Loans and Leases Held for Investment at Amortized Cost

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	December 31, 2025	December 31, 2024
Unsecured personal	$3,191,430	$3,106,472
Residential mortgages	151,073	172,711
Secured consumer	261,045	230,232
Total consumer loans held for investment	3,603,548	3,509,415
Equipment finance (1)	39,757	64,232
Commercial real estate (2)	472,489	373,785
Commercial and industrial	157,018	178,386
Total commercial loans and leases held for investment	669,264	616,403
Total loans and leases held for investment	4,272,812	4,125,818
Allowance for loan and lease losses	(275,743)	(236,734)
Loans and leases held for investment, net (2)	$3,997,069	$3,889,084
(1)    Comprised of sales-type leases for equipment. See “Note 17. Leases” for additional information.
(2)    Includes $286.8 million and $160.1 million in loans originated through the Small Business Association (SBA) as of December 31, 2025 and 2024, respectively.

The following table presents the components of the ALLL:

	December 31, 2025	December 31, 2024
Gross allowance for loan and lease losses (1)	$312,667	$285,686
Recovery asset value (2)	(36,924)	(48,952)
Allowance for loan and lease losses	$275,743	$236,734
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2025	Consumer	Commercial	Total
Loans and leases held for investment	$3,603,548	$669,264	$4,272,812

Allowance for loan and lease losses	$258,811	$16,932	$275,743
Allowance ratio (1)	7.2%	2.5%	6.5%

Gross allowance for loan and lease losses	$295,735	$16,932	$312,667
Gross allowance ratio (1)	8.2%	2.5%	7.3%

December 31, 2024	Consumer	Commercial	Total
Loans and leases held for investment	$3,509,415	$616,403	$4,125,818

Allowance for loan and lease losses	$212,598	$24,136	$236,734
Allowance ratio (1)	6.1%	3.9%	5.7%

Gross allowance for loan and lease losses	$261,550	$24,136	$285,686
Gross allowance ratio (1)	7.5%	3.9%	6.9%
(1)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases held for investment at amortized cost.

The activity in the ACL by portfolio segment was as follows:

	Year Ended December 31,
	2025			2024			2023
	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$212,598	$24,136	$236,734	$298,061	$12,326	$310,387	$312,489	$15,363	$327,852
Credit loss expense (benefit)	190,031	897	190,928	160,581	14,849	175,430	244,518	(948)	243,570
Charge-offs (1)	(209,742)	(9,132)	(218,874)	(299,159)	(4,434)	(303,593)	(278,105)	(3,002)	(281,107)
Recoveries	65,924	1,031	66,955	53,115	1,395	54,510	19,159	913	20,072
End of period	$258,811	$16,932	$275,743	$212,598	$24,136	$236,734	$298,061	$12,326	$310,387

Reserve for unfunded lending commitments:
Beginning of period	$—	$1,183	$1,183	$—	$1,873	$1,873	$18	$1,860	$1,878
Credit loss (benefit) expense	—	(174)	(174)	—	(690)	(690)	(18)	13	(5)
End of period (2)	$—	$1,009	$1,009	$—	$1,183	$1,183	$—	$1,873	$1,873
(1)    Includes an $8.0 million charge-off recorded in the first quarter of 2025 related to one office loan within the Company’s Commercial Real Estate portfolio, which was fully reserved for in prior periods.
(2)    Relates to $52.0 million, $105.0 million and $78.1 million of unfunded commitments as of December 31, 2025, 2024 and 2023, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents charge-offs by origination year for the year ended December 31, 2025:

	Gross Charge-Offs by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Unsecured personal (1)	$17,391	$55,604	$61,022	$59,685	$13,737	$—	$207,439
Residential mortgages	—	—	—	—	—	—	—
Secured consumer	148	409	1,029	553	164	—	2,303
Total consumer loans held for investment	17,539	56,013	62,051	60,238	13,901	—	209,742
Equipment finance	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	8,597	8,597
Commercial and industrial	—	172	—	330	33	—	535
Total commercial loans and leases held for investment	—	172	—	330	33	8,597	9,132

Total loans and leases held for investment	$17,539	$56,185	$62,051	$60,568	$13,934	$8,597	$218,874
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

December 31, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Unsecured personal
Current	$1,741,108	$740,483	$326,147	$283,513	$39,605	$—	$3,130,856
30-59 days past due	9,084	5,680	3,533	3,591	603	—	22,491
60-89 days past due	6,500	5,447	2,887	3,051	665	—	18,550
90 or more days past due	4,862	6,049	3,105	3,223	697	—	17,936
Total unsecured personal (1)	1,761,554	757,659	335,672	293,378	41,570	—	3,189,833
Residential mortgages
Current	—	—	—	40,931	50,129	59,039	150,099
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	888	888
90 or more days past due	—	—	—	—	—	86	86
Total residential mortgages	—	—	—	40,931	50,129	60,013	151,073
Secured consumer
Current	134,255	47,453	42,332	26,961	3,769	2,278	257,048
30-59 days past due	778	261	816	941	210	—	3,006
60-89 days past due	131	128	109	177	51	—	596
90 or more days past due	78	31	133	153	—	—	395
Total secured consumer	135,242	47,873	43,390	28,232	4,030	2,278	261,045
Total consumer loans held for investment	$1,896,796	$805,532	$379,062	$362,541	$95,729	$62,291	$3,601,951
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of December 31, 2025, the basis adjustment totaled $1.6 million and represents an increase to the amortized cost of the hedged loans. See “Note 8. Derivative Instruments and Hedging Activities” for additional information.

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

December 31, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$—	$—	$21,283	$1,990	$9,762	$33,035	$—
Special mention	—	—	—	2,587	227	—	2,814	—
Substandard	—	—	—	—	3,212	—	3,212	—
Doubtful	—	—	—	696	—	—	696	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	—	—	24,566	5,429	9,762	39,757	—
Commercial real estate
Pass	95,736	36,356	63,750	94,771	32,452	121,231	444,296	30,959
Special mention	—	—	—	—	—	6,088	6,088	—
Substandard	—	—	—	428	8,433	11,370	20,231	7,005
Doubtful	—	—	—	—	—	61	61	—
Loss	—	—	—	1,121	271	421	1,813	1,543
Total commercial real estate	95,736	36,356	63,750	96,320	41,156	139,171	472,489	39,507
Commercial and industrial
Pass	21,987	28,942	16,580	18,108	19,441	7,879	112,937	75,216
Special mention	—	—	—	8,535	2,959	67	11,561	9,264
Substandard	—	1,438	8,275	5,153	3,126	3,010	21,002	13,790
Doubtful	—	—	—	3,456	1,348	511	5,315	4,353
Loss	—	751	1,766	3,686	—	—	6,203	6,203
Total commercial and industrial	21,987	31,131	26,621	38,938	26,874	11,467	157,018	108,826
Total commercial loans and leases held for investment	$117,723	$67,487	$90,371	$159,824	$73,459	$160,400	$669,264	$148,333
(1)    Represents loan balances guaranteed by the SBA.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2024	Term Loans and Leases by Origination Year
	2024	2023	2022	2021	2020	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$1,519	$32,544	$7,790	$9,101	$6,643	$57,597	$—
Special mention	—	—	335	602	—	—	937	—
Substandard	—	—	776	4,922	—	—	5,698	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	1,519	33,655	13,314	9,101	6,643	64,232	—
Commercial real estate
Pass	22,847	67,692	89,903	21,174	27,947	106,060	335,623	31,499
Special mention	—	—	—	—	252	6,276	6,528	—
Substandard	—	—	2,430	8,441	7,987	10,791	29,649	8,940
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	1,121	271	—	593	1,985	1,543
Total commercial real estate	22,847	67,692	93,454	29,886	36,186	123,720	373,785	41,982
Commercial and industrial
Pass	28,030	29,186	31,697	27,474	5,503	12,678	134,568	85,269
Special mention	635	—	5,165	2,652	76	—	8,528	7,065
Substandard	—	4,071	13,110	2,311	1,399	1,670	22,561	14,879
Doubtful	—	—	3,279	1,477	506	285	5,547	4,671
Loss	282	2,094	4,224	568	—	14	7,182	7,182
Total commercial and industrial	28,947	35,351	57,475	34,482	7,484	14,647	178,386	119,066
Total commercial loans and leases held for investment	$51,794	$104,562	$184,584	$77,682	$52,771	$145,010	$616,403	$161,048
(1)    Represents loan balances guaranteed by the SBA.

The following tables present an analysis of the past due loans and leases HFI at amortized cost within the commercial portfolio segment:

December 31, 2025	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$696	$—	$3,088	$3,784	$—
Commercial real estate	—	—	11,182	11,182	8,231
Commercial and industrial	1,540	1,878	20,074	23,492	14,930
Total commercial loans and leases held for investment	$2,236	$1,878	$34,344	$38,458	$23,161

December 31, 2024	30-59 Days	60-89 Days	90 or More Days	Total Days Past Due	Guaranteed Amount (1)
Equipment finance	$67	$—	$4,551	$4,618	$—
Commercial real estate	8,320	483	9,731	18,534	8,456
Commercial and industrial	6,257	1,182	15,971	23,410	18,512
Total commercial loans and leases held for investment	$14,644	$1,665	$30,253	$46,562	$26,968
(1)    Represents loan balances guaranteed by the SBA.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Loan Modifications

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

Year Ended December 31,	2025	2024	2023
Short-term payment reduction	$17,880	$26,421	$4,867
Permanent loan modification	5,985	5,874	3,659
Debt settlement	3,352	5,631	7,350
Total loan modifications – unsecured personal loans	$27,217	$37,926	$15,876

% of unsecured personal loans at amortized cost as of period end	0.9%	1.2%	0.4%

The Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of five to nine months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $12.7 million of loan balances at amortized cost outstanding as of December 31, 2025, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the years ended December 31, 2025, 2024, and 2023 the weighted-average interest rate reduction under this program was approximately 8.4%, 8.0% and 9.2%, respectively. The weighted-average maturity date extension was approximately twelve months for all periods.

Debt settlement modifications, which include engaging with debt settlement companies, reduce the principal and interest amounts owed by borrowers. The Company typically charges-off such loans within a few months following the modification, as payments under the modified agreement are less than the original contractual amounts.

The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	December 31, 2025			December 31, 2024
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured personal loans
Current	$14,750	$5,541	$47	$21,471	$5,285	$43
30-59 days	1,357	171	29	1,851	247	19
60-89 days	894	162	585	1,462	159	811
90 or more days	879	111	2,691	1,637	183	4,758
Total loan modifications	$17,880	$5,985	$3,352	$26,421	$5,874	$5,631

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

A modified loan is generally charged-off in the event of a borrower defaulting at 120 days past due. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

Year Ended December 31,	2025	2024	2023
Short-term payment reduction	$9,229	$7,945	$224
Permanent loan modification	1,542	2,136	308
Debt settlement	38,556	72,845	53,111
Total loan modifications – unsecured personal loans	$49,327	$82,926	$53,643

Nonaccrual Assets

Nonaccrual loans and leases are those for which accrual of interest has been suspended. Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual.

Certain loans on nonaccrual status may be considered collateral-dependent loans if the borrower is experiencing financial difficulty and repayment of the loan is expected to be substantially through sale of the collateral. Such loans are secured by various types of collateral, including real estate, auto and equipment, among others. Expected credit losses for the Company’s collateral-dependent loans are calculated as the difference between the amortized cost basis and the fair value of the underlying collateral less costs to sell, if applicable. The fair value of the underlying collateral is generally based on third-party appraisals, which are updated on a case-by-case basis.

The following table presents nonaccrual loans and leases:

Year Ended December 31,	2025		2024
	Nonaccrual	Nonaccrual with no related ACL(1)	Nonaccrual	Nonaccrual with no related ACL(1)
Unsecured personal	$17,936	$—	$21,387	$—
Residential mortgages	431	431	295	295
Secured consumer	395	—	337	—
Total nonaccrual consumer loans held for investment	18,762	431	22,019	295

Equipment finance	3,088	—	4,516	—
Commercial real estate	11,253	5,799	18,280	5,345
Commercial and industrial	27,329	10,137	27,489	7,501
Total nonaccrual commercial loans and leases held for investment (2)	41,670	15,936	50,285	12,846

Total nonaccrual loans and leases held for investment	$60,432	$16,367	$72,304	$13,141
(1)    Subset of total nonaccrual loans and leases.
(2)    Includes $29.7 million and $31.2 million in loan balances guaranteed by the SBA as of December 31, 2025 and 2024, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Year Ended December 31,	2025		2024
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment	$18,762	0.5%	$22,019	0.6%
Total nonaccrual commercial loans and leases held for investment	41,670	6.2%	50,285	8.2%
Total nonaccrual loans and leases held for investment	$60,432	1.4%	$72,304	1.8%
(1)    Calculated as the ratio of non-accruing loans and leases to loans and leases HFI at amortized cost.

6. Structured Program Transactions and Variable Interest Entities

The Company’s VIEs relate to its Structured Program transactions. As of both December 31, 2025 and 2024, the Company did not consolidate any VIEs. Accordingly, holders of the related securities can look only to the assets of the VIEs that issued the securities and there is no direct recourse to the Company’s assets.

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with unconsolidated VIEs:

	December 31, 2025	December 31, 2024
Assets
Securities available for sale at fair value	$3,311,780	$3,069,771
Other assets	53,660	46,269
Total assets	$3,365,440	$3,116,040
Liabilities
Other liabilities	1,023	6,313
Total liabilities	$1,023	$6,313
Total net assets (maximum loss exposure)	$3,364,417	$3,109,727

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

December 31,	2025	2024	2023
Fair value of consideration received:
Cash	$1,094,285	$394,205	$172,397
Net securities retained from Structured Program transactions	1,993,586	2,711,693	1,299,313
Other assets, net	36,302	35,877	16,740
Total consideration	3,124,173	3,141,775	1,488,450
Fair value of loans sold	(3,090,986)	(3,079,628)	(1,474,077)
Sale of senior securities related to Structured Program transactions	—	(30,000)	—
Deconsolidation of debt	—	880	—
Principal derecognized from loans securitized or sold	—	(737)	—
Gain on sales of loans and securities (1)	$33,187	$32,290	$14,373

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$38,300	$27,047	$5,475
Interest received on securities retained from Structured Program transactions	$203,138	$164,807	$22,786
(1)    Consists primarily of servicing assets recognized at the time of loan sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale.

As of December 31, 2025, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $4.4 billion, of which $64.9 million was 30 days or more past due. As of December 31, 2024, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $3.5 billion, of which $44.7 million was 30 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

December 31, 2025	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$1,762,396	$1,762,396
Loans held for investment at fair value	—	—	473,314	473,314
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	3,092,410	3,092,410
U.S. agency residential mortgage-backed securities	—	236,061	—	236,061
Other asset-backed securities related to Structured Program transactions	—	—	219,370	219,370
U.S. agency securities	—	73,862	—	73,862
Mortgage-backed securities	—	55,597	—	55,597
Municipal securities	—	2,606	—	2,606
Other securities	—	16,720	10,083	26,803
Total securities available for sale	—	384,846	3,321,863	3,706,709
Servicing assets	—	—	65,167	65,167
Other assets	—	2,099	—	2,099
Total assets	$—	$386,945	$5,622,740	$6,009,685

Liabilities:
Other liabilities	$—	$3,918	$1,865	$5,783
Total liabilities	$—	$3,918	$1,865	$5,783

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

December 31, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$636,352	$636,352
Loans held for investment at fair value	—	—	1,027,798	1,027,798
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	2,899,824	2,899,824
U.S. agency residential mortgage-backed securities	—	226,925	—	226,925
Other asset-backed securities related to Structured Program transactions	—	—	169,948	169,948
U.S. agency securities	—	75,946	—	75,946
Mortgage-backed securities	—	56,674	—	56,674
Municipal securities	—	2,539	—	2,539
Other securities	—	20,792	—	20,792
Total securities available for sale	—	382,876	3,069,772	3,452,648
Servicing assets	—	—	60,697	60,697
Other assets	—	5,820	—	5,820
Total assets	$—	$388,696	$4,794,619	$5,183,315

Liabilities:
Other liabilities	$—	$5,019	$11,799	$16,818
Total liabilities	$—	$5,019	$11,799	$16,818

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. The Company primarily uses a DCF model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that inherently require judgment and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2025 or 2024.

The following significant unobservable inputs, as applicable, were used in the fair value measurement of the Company’s Level 3 assets:
•Discount rate – The weighted-average rate at which the expected cash flows are discounted to arrive at the net present value of the loan. The discount rate is primarily determined based on marketplace investor return expectations.
•Annualized net credit loss rate – The annualized rate of lifetime charge-offs, net of recoveries, expressed as a percentage of the average lifetime principal balance of loan pools with similar risk characteristics.
•Annualized prepayment rate – The annualized rate of lifetime prepayments expressed as a percentage of the average lifetime principal balance of loan pools with similar risk characteristics.

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

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of HFS loans:

	December 31, 2025			December 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	6.6%	9.0%	7.1%	7.1%	11.9%	7.9%
Annualized net credit loss rate	3.3%	16.0%	6.3%	1.8%	21.2%	5.4%
Annualized prepayment rate	20.5%	26.0%	25.5%	15.0%	27.6%	20.4%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.

Fair Value Sensitivity

The sensitivity of HFS loans at fair value to adverse changes in key assumptions was as follows:

	December 31, 2025	December 31, 2024
Loans held for sale at fair value	$1,762,396	$636,352
Expected remaining weighted-average life (in years)	1.4	1.4
Discount rate:
100 basis point increase	$(21,458)	$(7,663)
200 basis point increase	$(42,471)	$(15,174)
Annualized net credit loss rate:
10% increase	$(20,970)	$(6,436)
20% increase	$(41,766)	$(12,937)
Annualized prepayment rate:
10% increase	$(5,703)	$(1,274)
20% increase	$(10,546)	$(2,444)

Fair Value Reconciliation

The following table presents HFS loans at fair value activity:

Year Ended December 31,	2025	2024
Fair value at beginning of period	$636,352	$407,773
Originations and purchases	6,962,944	5,194,160
Sales	(5,272,927)	(4,576,779)
Principal payments	(420,262)	(231,624)
Realized charge-offs, net of recoveries, recorded in earnings	(26,993)	(20,336)
Fair value adjustments recorded in earnings	(116,718)	(136,842)
Fair value at end of period	$1,762,396	$636,352

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes the aggregate fair value of the Company’s HFS loans, as well as the amount that was 90 days or more past due:

	December 31, 2025		December 31, 2024
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$1,795,818	$3,931	$657,984	$3,719
Cumulative fair value adjustments	(33,422)	(3,176)	(21,632)	(3,012)
Fair value of loans held for sale	$1,762,396	$755	$636,352	$707

Loans Held for Investment at Fair Value

As of December 31, 2025, the Company’s HFI loans at fair value consisted primarily of purchased loan portfolios comprised of loans that the Company previously originated and sold. Due to the short remaining duration of the acquired loan portfolios, the Company has elected to account for them under the fair value option.

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of HFI loans (1):

	December 31, 2025			December 31, 2024
	Minimum	Maximum	Weighted-Average (2)	Minimum	Maximum	Weighted-Average (2)
Discount rate	6.5%	8.5%	7.0%	7.2%	21.8%	10.5%
Annualized net credit loss rate	4.1%	19.1%	7.4%	3.0%	20.2%	6.6%
Annualized prepayment rate	19.6%	21.1%	20.0%	15.6%	21.4%	19.3%
(1)    The change in significant unobservable inputs from December 31, 2024 to December 31, 2025 was primarily driven by loan composition changes due to a loan portfolio purchase in the fourth quarter of 2025, along with a significant reduction in loan balances related to previous portfolio purchases with lower purchase prices which resulted in a higher discount rate.
(2)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.

Fair Value Sensitivity

The sensitivity of HFI loans at fair value to adverse changes in key assumptions was as follows:

	December 31, 2025	December 31, 2024
Loans held for investment at fair value	$473,314	$1,027,798
Expected remaining weighted-average life (in years)	0.7	0.9
Discount rate:
100 basis point increase	$(2,832)	$(7,832)
200 basis point increase	$(5,633)	$(15,557)
Annualized net credit loss rate:
10% increase	$(5,738)	$(11,821)
20% increase	$(13,161)	$(25,428)
Annualized prepayment rate:
10% increase	$(2,490)	$(4,813)
20% increase	$(4,979)	$(9,854)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Fair Value Reconciliation

The following table presents HFI loans at fair value activity:

Year Ended December 31,	2025	2024
Fair value at beginning of period	$1,027,798	$262,190
Purchases	138,055	1,396,223
Principal payments	(683,231)	(618,472)
Interest income accretion and fair value adjustments recorded in earnings	(9,308)	(12,143)
Fair value at end of period	$473,314	$1,027,798

The following table summarizes the aggregate fair value of the Company’s HFI loans at fair value, as well as the amount that was 90 days or more past due:

	December 31, 2025		December 31, 2024
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$495,649	$5,177	$1,097,511	$14,616
Cumulative fair value adjustments	(22,335)	(4,183)	(69,713)	(11,836)
Fair value of loans held for investment	$473,314	$994	$1,027,798	$2,780

Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable input, which includes credit spreads, was used in the fair value measurement of senior asset-backed securities related to Structured Program transactions:

	December 31, 2025			December 31, 2024
	Minimum	Maximum	Weighted-Average	Minimum	Maximum	Weighted-Average
Discount rate	5.0%	5.4%	5.2%	6.0%	6.0%	6.0%

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	December 31, 2025	December 31, 2024
Fair value of interests held	$3,092,410	$2,899,824
Expected remaining weighted-average life (in years)	1.1	1.2
Discount rate:
100 basis point increase	$(32,467)	$(37,315)
200 basis point increase	$(64,934)	$(74,630)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value Reconciliation

The following table presents senior asset-backed securities related to Structured Program transactions activity:

Year Ended December 31,	2025	2024
Fair value at beginning of period	$2,899,824	$1,176,403
Additions	1,839,092	2,558,003
Sales	—	(30,114)
Cash received	(1,643,278)	(823,331)
Change in unrealized gain	(3,228)	18,863
Fair value at end of period	$3,092,410	$2,899,824

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	December 31, 2025			December 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	6.6%	8.6%	6.9%	7.1%	11.0%	7.9%
Annualized net credit loss rate	3.1%	6.2%	5.0%	3.4%	7.4%	5.0%
Annualized prepayment rate	22.8%	27.4%	25.8%	18.7%	20.9%	20.5%
(1)    The weighted-average rate is calculated using the principal balance of each security.

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	December 31, 2025	December 31, 2024
Fair value of interests held	$219,370	$169,948
Expected remaining weighted-average life (in years)	1.2	1.3
Discount rate:
100 basis point increase	$(2,285)	$(1,909)
200 basis point increase	$(4,529)	$(3,783)
Annualized net credit loss rate:
10% increase	$(2,077)	$(1,778)
20% increase	$(4,112)	$(3,567)
Annualized prepayment rate:
10% increase	$(674)	$(432)
20% increase	$(1,227)	$(835)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Fair Value Reconciliation

The following table presents other asset-backed securities related to Structured Program transactions activity:

Year Ended December 31,	2025	2024
Fair value at beginning of period	$169,948	$73,393
Additions	154,494	153,690
Cash received	(103,825)	(53,219)
Credit loss expense for securities available for sale	(566)	(3,217)
Change in unrealized loss	(681)	(699)
Fair value at end of period	$219,370	$169,948

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	December 31, 2025			December 31, 2024
	Minimum	Maximum	Weighted-Average (1)	Minimum	Maximum	Weighted-Average (1)
Discount rate	8.9%	16.2%	10.4%	8.7%	17.3%	10.8%
Annualized net credit loss rate	3.3%	19.5%	6.5%	1.8%	21.2%	8.2%
Annualized prepayment rate	19.9%	25.9%	24.6%	14.8%	27.5%	20.0%
Market servicing rate (2)	0.58%	0.58%	0.58%	0.62%	0.62%	0.62%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	December 31, 2025	December 31, 2024
Fair value of servicing assets	$65,167	$60,697
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(567)	$(519)
200 basis point increase	$(1,134)	$(1,038)
Annualized net credit loss rate:
10% increase	$(536)	$(551)
20% increase	$(1,071)	$(1,102)
Annualized prepayment rate:
10% increase	$(1,892)	$(1,359)
20% increase	$(3,785)	$(2,718)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The Company’s selection of the most representative market servicing rates for servicing assets inherently require judgment. The Company reviews third-party servicing rates for its loans, loans in similar credit sectors, and market servicing benchmarking analyses provided by third-party valuation firms, when available. The table below shows the impact on the estimated fair value of servicing assets, calculated using different market servicing rate assumptions:

	December 31, 2025	December 31, 2024
Weighted-average market servicing rate assumptions	0.58%	0.62%
Change in fair value from:
Market servicing rate increase by 0.10%	$(7,289)	$(6,940)
Market servicing rate decrease by 0.10%	$7,289	$6,940

Fair Value Reconciliation

The following table presents servicing assets activity:

Year Ended December 31,	2025	2024
Fair value at beginning of period	$60,697	$77,680
Issuances (1)	63,927	58,396
Change in fair value, included in Marketplace Revenue	(59,457)	(75,359)
Other net changes	—	(20)
Fair value at end of period	$65,167	$60,697
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
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets and liabilities that are not recorded at fair value on a recurring basis:

December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,997,069	$—	$—	$4,251,852	$4,251,852
Other assets	47,470	—	47,312	453	47,765
Total assets	$4,044,539	$—	$47,312	$4,252,305	$4,299,617

Liabilities:
Deposits (1)	$2,434,422	$—	$—	$2,437,209	$2,437,209
Other liabilities	40,931	—	11,926	29,005	40,931
Total liabilities	$2,475,353	$—	$11,926	$2,466,214	$2,478,140

December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment, net	$3,889,084	$—	$—	$4,051,497	$4,051,497
Other assets	40,466	—	40,143	661	40,804
Total assets	$3,929,550	$—	$40,143	$4,052,158	$4,092,301

Liabilities:
Deposits (1)	$2,294,214	$—	$—	$2,306,373	$2,306,373
Other liabilities	44,801	—	22,833	21,968	44,801
Total liabilities	$2,339,015	$—	$22,833	$2,328,341	$2,351,174
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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Derivatives Not Designated as Accounting Hedges

The table below presents the notional and gross fair value amounts of the Company’s derivatives that are not designated as accounting hedges:

	December 31, 2025			December 31, 2024
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Asset (1)	Derivative Liability (1)
Credit derivatives	$3,737	$—	$(1,327)	$12,484	$—	$(10,930)

Interest rate contracts:
Interest rate caps	325,000	528	—	200,000	72	—
Interest rate swaps	125,000	—	(234)	—	—	—
Total interest rate contracts	450,000	528	(234)	200,000	72	—

Total	$453,737	$528	$(1,561)	$212,484	$72	$(10,930)
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

The table below presents the gains (losses) recognized on the Company’s derivatives that are not designated as accounting hedges:

Year Ended December 31,	2025	2024	2023
Credit derivatives (1)	$3,528	$(4,558)	$(6,372)
Interest rate contracts (2)	(474)	(394)	—
Total gains (losses)	$3,054	$(4,952)	$(6,372)
(1)    The initial fair value of the credit derivative liabilities is recorded in “Gain on sales of loans” with incremental changes in the fair value recorded in “Net fair value adjustments,” both within “Marketplace revenue” on the Income Statement.
(2)    Recorded in “Net fair value adjustments” within “Marketplace revenue” on the Income Statement.

Derivatives Designated as Accounting Hedges

The table below presents the notional and gross fair value amounts of the Company’s interest rate swaps that are designated as fair value hedges:

	December 31, 2025			December 31, 2024
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Asset (1)	Derivative Liability (1)
Unsecured personal loans	$575,000	$81	$(1,566)	$1,075,000	$1,323	$(2,976)
Securities available for sale	475,000	146	(774)	225,000	2,382	—
Total interest rate swaps	$1,050,000	$227	$(2,340)	$1,300,000	$3,705	$(2,976)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table summarizes the gains (losses) recognized on the Company’s fair value hedges:

Year Ended December 31,	2025	2024	2023
Unsecured personal loans:
Hedged item	$(275)	$(7,009)	$8,881
Derivatives	168	6,894	(8,547)
Interest settlement on derivative (1)	(8)	4,539	2,514
Total (losses) gains on hedged unsecured personal loans (2)	(115)	4,424	$2,848

Securities available for sale:
Hedged item	2,924	(2,197)	—
Derivatives	(3,010)	2,382	—
Interest settlement on derivative (1)	2,378	806	—
Total gains on hedged securities available for sale (3)	2,292	991	—

Total gains on fair value hedges	$2,177	$5,415	$2,848
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest and fees on loans and leases held for investment” on the Income Statement.
(3)    Recorded in “Interest on securities available for sale” on the Income Statement.

The following table presents the cumulative basis adjustments for fair value hedges:

	December 31, 2025		December 31, 2024
Balance Sheet Line Item	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items	Carrying Amount of Closed Portfolio (1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items
Loans and leases held for investment	$1,283,622	$1,597	$1,388,222	$1,872
Securities available for sale	$1,091,921	$727	$2,255,848	$(2,197)
(1)    Represents the total closed portfolio of assets (at amortized cost) designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship. At December 31, 2025, the amortized cost of unsecured personal loans and AFS securities, designated as the hedged items in the portfolio layer hedging relationship, was $575.0 million and $475.0 million, respectively. At December 31, 2024, the amortized cost of unsecured personal loans and AFS securities, designated as the hedged items in the portfolio layer hedging relationship, was $1.075 billion and $225.0 million, respectively.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
9. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

December 31,	2025	2024
Software (1)	$259,773	$222,000
Land, building and building improvements (2) (3)	81,601	—
Leasehold improvements	30,686	30,699
Computer equipment (4)	5,829	22,216
Furniture and fixtures	5,554	5,554
Total property, equipment and software	383,443	280,469
Accumulated depreciation and amortization	(129,355)	(112,937)
Total property, equipment and software, net	$254,088	$167,532
(1)    Includes $28.3 million and $43.4 million of development in progress for internally-developed software and $6.8 million and $7.1 million of development in progress to customize purchased software as of December 31, 2025 and 2024, respectively.
(2)    In April 2025, the Company acquired an office building which will be used as the Company’s headquarters beginning in the second quarter of 2026. See “Note 17. Leases” for additional information.
(3)    Includes $7.7 million of building improvements in progress as of December 31, 2025.
(4)    During the first quarter of 2025, the Company retired $16.8 million of fully depreciated computer equipment as part of its migration onto a cloud-based hosting platform.

Depreciation and amortization expense on property, equipment and software was $59.7 million, $49.8 million and $43.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company recognized impairment expense of $5.5 million on its internally-developed software for the year ended December 31, 2024. This was recorded within “Depreciation and amortization” expense on the Income Statement. No impairment expense was recorded for the years ended December 31, 2025 and 2023.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both December 31, 2025 and 2024. The Company did not record any goodwill impairment expense during the years ended December 31, 2025, 2024 and 2023. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Note 1. Summary of Significant Accounting Policies.”

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

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

December 31,	2025	2024
Gross carrying value	$56,490	$54,500
Accumulated amortization	(49,071)	(45,914)
Net carrying value	$7,419	$8,586

Amortization expense associated with intangible assets for the years ended December 31, 2025, 2024 and 2023 was $3.2 million, $3.5 million and $4.2 million, respectively. There was no impairment loss for the years ended December 31, 2025, 2024 and 2023.

The expected future amortization expense for intangible assets as of December 31, 2025, is as follows:

2026	$2,636
2027	1,943
2028	1,179
2029	729
2030	456
Thereafter	476
Total	$7,419

11. Other Assets

Other assets consist of the following:

December 31,	2025	2024
Deferred tax assets, net (1)	$96,159	$137,155
Servicing assets (2)	65,326	61,020
Nonmarketable equity investments	48,462	44,114
Accrued interest receivable	43,918	40,388
Operating lease assets	12,942	21,304
Intangible assets, net (3)	7,419	8,586
Other	93,860	91,415
Total other assets	$368,086	$403,982
(1)     See “Note 16. Income Taxes” for additional detail.
(2)     Loans underlying servicing assets had a total outstanding principal balance of $7.6 billion and $7.3 billion as of December 31, 2025 and 2024, respectively.
(3)    See “Note 10. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
12. Deposits

Deposits consist of the following:

December 31,	2025	2024
Interest-bearing deposits:
Savings and money market accounts	$6,599,737	$5,903,869
Certificates of deposit	2,434,422	2,294,214
Checking accounts	425,324	478,036
Total	9,459,483	8,676,119
Noninterest-bearing deposits	374,387	392,118
Total deposits	$9,833,870	$9,068,237

Total certificates of deposit at December 31, 2025 are scheduled to mature as follows:

2026	$2,389,994
2027	29,895
2028	2,953
2029	10,341
2030	1,239
Total certificates of deposit (1)	$2,434,422
(1)     Certificates of deposit in excess of the FDIC insurance limit of $250 thousand per account holder totaled $116.6 million at December 31, 2025.

13. Borrowings

The Company did not have any debt outstanding as of December 31, 2025 or 2024.

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	December 31, 2025		December 31, 2024
	Available Borrowing Capacity	Pledged Collateral (1)	Available Borrowing Capacity	Pledged Collateral (2)
FRB Discount Window	$3,294,827	$4,245,845	$2,635,034	$3,245,547
FHLB of Des Moines	679,361	861,913	626,117	829,885
Total	$3,974,188	$5,107,758	$3,261,151	$4,075,432
(1)     As of December 31, 2025, the Company had $4.2 billion in loans pledged under the FRB Discount Window and $486.2 million in loans and $375.7 million in securities available for sale at fair value pledged to the FHLB of Des Moines.
(2)     As of December 31, 2024, the Company had $3.2 billion in loans pledged under the FRB Discount Window and $456.4 million in loans and $373.5 million in securities available for sale at fair value pledged to the FHLB of Des Moines.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
14. Other Liabilities

Other liabilities consist of the following:

December 31,	2025	2024
Accounts payable and accrued expenses	$87,341	$78,131
Due to borrowers (1)	60,254	24,449
Operating lease liabilities	15,826	28,502
Payable to investors (2)	11,926	22,833
Other	58,171	66,626
Total other liabilities	$233,518	$220,541
(1)    Represents originated loans for which disbursement of funds is pending to borrowers.
(2)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

15. Equity

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance was as follows:

December 31,	2025	2024
Available for future RSU, PBRSU and stock option grants	20,915,498	21,815,259
Unvested RSUs, PBRSUs and stock options outstanding	5,806,751	7,281,684
Available for ESPP	8,681,503	8,681,503
Total reserved for future issuance	35,403,752	37,778,446

Share Repurchases

On November 4, 2025, the Company’s Board of Directors approved a program to repurchase and acquire up to $100 million of the Company’s common stock through December 31, 2026. During the fourth quarter of 2025, the Company repurchased 389,624 shares of LendingClub common stock on the open market at an average price of $18.27 per share and subsequently retired those shares.

Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including RSUs, PBRSUs, cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

Year Ended December 31,	2025	2024	2023
RSUs	$34,730	$43,841	$57,213
PBRSUs	4,349	3,276	4,406
Stock-based compensation expense, gross	39,079	47,117	61,619
Less: Capitalized stock-based compensation expense	4,793	7,048	9,230
Stock-based compensation expense, net	$34,286	$40,069	$52,389

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	5,638,230	$8.78
Granted	2,874,448	$12.55
Vested	(3,442,613)	$9.26
Forfeited/expired	(791,378)	$9.80
Unvested at December 31, 2025	4,278,687	$10.73

During the year ended December 31, 2025, the Company granted 2,874,448 RSUs with an aggregate fair value of $36.1 million.

As of December 31, 2025, there was $36.9 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.5 years, subject to any forfeitures.

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

The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	1,212,209	$8.68
Granted	325,472	$10.94
Forfeited/expired	(376,862)	$10.09
Unvested at December 31, 2025	1,160,819	$8.86

During the year ended December 31, 2025, the Company granted 325,472 PBRSUs with an aggregate fair value of $3.6 million.

As of December 31, 2025, there was $3.7 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 0.8 years, subject to any forfeitures.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Stock Options

The following table summarizes the activities for the Company’s stock options:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding and exercisable at December 31, 2024	431,245	$46.29
Forfeited/Expired	(64,000)	$115.80
Outstanding and exercisable at December 31, 2025	367,245	$34.18	0.2	$168
(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing stock price of $18.94 as reported on the New York Stock Exchange on December 31, 2025.

There were no stock options granted during the years ended December 31, 2025, 2024 and 2023. Furthermore, all stock options were fully vested and there was no unrecognized compensation cost remaining for those periods.

16. Income Taxes

Income tax expense (benefit) consisted of the following:

Year Ended December 31,	2025	2024	2023
Current:
Federal	$1,854	$316	$3,180
State	1,972	2,551	(5,060)
Total current tax expense (benefit)	3,826	2,867	(1,880)

Deferred:
Federal	27,486	10,997	11,427
State	9,957	(128)	6,131
Total deferred expense	37,443	10,869	17,558
Income tax expense	$41,269	$13,736	$15,678

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The table below presents a reconciliation of the income tax expense at the statutory federal income tax rate to the income tax expense at the effective income tax rate:

Year Ended December 31,	2025		2024		2023
U.S. federal statutory tax rate	$37,159	21.00%	$13,664	21.00%	$11,470	21.00%
State and local income tax, net of federal tax income effect (1)	9,772	5.52%	2,392	3.68%	903	1.65%
Change in unrecognized tax benefits	(1,662)	(0.94)%	1,779	2.73%	1,380	2.53%
Tax credits:
Research and development tax credits	(4,319)	(2.44)%	(5,931)	(9.12)%	(4,600)	(8.42)%
Nontaxable or nondeductible items:
(Windfalls) Shortfalls related to equity compensation	(1,805)	(1.02)%	(610)	(0.94)%	4,280	7.84%
Nondeductible portion of executive compensation	2,583	1.46%	3,313	5.09%	2,230	4.08%
Other	20	0.01%	(3)	—%	(141)	(0.26)%
Other adjustments:
Benefit from intraperiod tax allocation	(481)	(0.27)%	(868)	(1.33)%	—	—%
Other	2	—%	—	—%	156	0.29%
Effective income tax rate	$41,269	23.32%	$13,736	21.11%	$15,678	28.71%
(1)    The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, New Jersey and New York for 2025; California, Illinois, Massachusetts, New Jersey and New York for 2024; and California for 2023.

Cash paid for income taxes, net of refunds, are as follows:

Year Ended December 31,	2025	2024	2023
Federal	$1,950	$—	$1,625
State:
Illinois	*	*	1,406
New Jersey	*	*	1,021
Georgia	*	*	591
New York	185	124	*
New York MCTD	*	48	*
Texas	380	132	*
New York City	*	119	*
Oregon	*	96	*
Pennsylvania	*	15	*
Utah	*	(160)	(519)
Colorado	*	(94)	*
Other	862	(5)	2,507
Total State	1,427	275	5,006
Income taxes, net of amounts refunded	$3,377	$275	$6,631
*    The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in “Other.”

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

The significant components of the Company’s net deferred tax assets were as follows:

December 31,	2025	2024
Deferred tax assets:
Allowance for loan and lease losses	$67,876	$64,925
Net operating loss carryforwards	40,327	54,981
Tax credit carryforwards	34,706	31,416
Reserves and accruals	13,584	13,699
Deferred compensation	7,862	9,862
Goodwill	5,671	8,244
Unrealized loss on AFS securities	5,545	9,096
Operating lease liabilities	3,818	7,649
Stock-based compensation	3,279	4,849
Other	2,892	3,187
Gross deferred tax assets	185,560	207,908
Valuation allowance	(48,047)	(46,325)
Total deferred tax assets	$137,513	$161,583

Deferred tax liabilities:
Internally-developed software	$(27,634)	$(5,280)
Leases	(7,817)	(11,283)
Operating lease assets	(3,122)	(5,717)
Servicing assets	(415)	(1,708)
Other	(2,366)	(440)
Total deferred tax liabilities	$(41,354)	$(24,428)
Deferred tax assets, net	$96,159	$137,155

As of December 31, 2025 and 2024, the Company maintained a valuation allowance of $48.0 million and $46.3 million, respectively, solely related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards.

The table below provides information about the Company’s NOLs and tax credit carryforwards by jurisdiction:

	December 31, 2025	Expiration
Tax loss carryforwards (1):
Net operating loss – federal	$—	Indefinite
Net operating loss – state	$483,357	2030 - 2042
Net operating loss – state	$41,195	Indefinite

Tax credit carryforwards (1):
Research and development credits – federal	$35,542	2037 - 2045
Research and development credits – state	$22,545	Indefinite
(1)    The carryforwards, net of the valuation allowance for certain states, are expected to be fully utilized prior to expiration.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The table below presents a reconciliation of total unrecognized tax benefits:

Year Ended December 31,	2025	2024	2023
Unrecognized tax benefits at beginning of year	$33,073	$30,062	$27,850
Gross increase (decrease) – tax positions related to prior years	(6,195)	671	(161)
Gross increase – tax positions related to current year	2,310	2,340	2,373
Unrecognized tax benefits at end of year	$29,188	$33,073	$30,062

As of December 31, 2025 and 2024, $20.7 million and $22.4 million, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The Company had $0.4 million accrued for the payment of interest and penalties related to unrecognized tax benefits as of December 31, 2025 and 2024.

The Company files income tax returns in the United States and various state jurisdictions. As of December 31, 2025, the Company’s federal tax returns for 2021 and earlier, and state tax returns for 2020 and earlier were no longer subject to examination by the taxing authorities. However, tax credit carryforwards from closed periods may be subject to audit and re-examination by tax authorities when utilized in subsequent years.

17. Leases

Lessee Arrangements

The Company has various operating leases, including with respect to its headquarters in San Francisco, California, and office spaces in the Salt Lake City, Utah area, Boston, Massachusetts, and New York, New York. In April 2025, the Company acquired an office building located in San Francisco, California, which will be used as its headquarters beginning in the second quarter of 2026, following the expiration of its current San Francisco lease. As of December 31, 2025, the remaining leases have lease terms ranging from approximately two to three years. As of December 31, 2025, the Company pledged $0.5 million of cash and $1.1 million in letters of credit as security deposits in connection with its lease agreements.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	December 31, 2025	December 31, 2024
Operating lease assets	Other assets	$12,942	$21,304
Operating lease liabilities	Other liabilities	$15,826	$28,502

Net lease costs were $10.9 million, $10.5 million and $12.0 million during the years ended December 31, 2025, 2024 and 2023, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement.

Supplemental cash flow information related to the Company’s operating leases was as follows:

Year Ended December 31,	2025	2024	2023
Non-cash activity:
Leased assets remeasured resulting from new, amended or modified operating lease liabilities	$—	$1,987	$(29,745)

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The Company’s future minimum undiscounted lease payments under operating leases as of December 31, 2025 were as follows:

Operating Lease Payments
2026	$7,973
2027	5,010
2028	4,046
2029	909
2030	—
Total lease payments	$17,938
Discount effect	(2,112)
Present value of future minimum lease payments	$15,826

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	2.64	2.98
Weighted-average discount rate	4.56%	4.87%

Lessor Arrangements

Operating Leases

The Company leases space in its office building to third-party tenants under operating lease agreements with initial term expiration dates ranging from 2025 to 2034. Some of the agreements include options to extend the lease term for an additional five years.

Rental income earned from such leases was as follows for the periods presented:

Year Ended December 31,	2025	2024	2023
Rental income (1)	$7,459	$—	$—
(1)    Recorded in “Other non-interest income” on the Income Statement.

Future fixed lease payments to be received by the Company as of December 31, 2025, under non-cancelable operating leases, were as follows:

2026	$4,654
2027	3,356
2028	2,460
2029	1,932
2030	1,990
Thereafter	6,215
Total lease payments	$20,607

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Sales-type Leases

The Company has sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term.

Interest earned on Equipment Finance was as follows for the periods presented:

Year Ended December 31,	2025	2024	2023
Interest earned (1)	$2,776	$5,152	$8,929
(1)    Recorded in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

December 31,	2025	2024
Lease receivables	$25,384	$49,290
Unguaranteed residual asset values	17,907	20,728
Unearned income	(3,690)	(6,125)
Deferred costs	156	339
Total	$39,757	$64,232

Future minimum lease payments based on maturity of the Company’s sales-type leases as of December 31, 2025 were as follows:

2026	$13,420
2027	7,469
2028	3,823
2029	1,476
2030	—
Total lease payments	$26,188
Discount effect	(804)
Present value of future minimum lease payments	$25,384

18. Commitments and Contingencies

Operating Lease Commitments

For discussion regarding the Company’s operating lease commitments, see “Note 17. Leases.”

Loan Repurchase Obligations

The Company is generally required to repurchase loans or interests therein from marketplace investors in cases of (i) confirmed identity theft or certain other types of fraud on the part of the borrower or a service provider; (ii) certain failures of loans to comply with the investor’s purchase order or as an investor accommodation; or (iii) confirmed material breach of representations made with respect to such loans that result in a material adverse effect on such loan. The Company believes such provisions are customary and consistent with institutional loan and securitization market standards.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Unfunded Lending Commitments

As of December 31, 2025 and 2024, the contractual amount of unfunded lending commitments totaled $98.2 million and $105.0 million, respectively, of which $52.0 million and $105.0 million, respectively, are commitments for loans (at amortized cost) to be funded. See “Note 5. Loans and Leases Held for Investment at Amortized Cost, Net of Allowance for Loan and Lease Losses” for additional detail on the reserve for unfunded lending commitments.

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

Based on information available to the Company as of the date of this Annual Report, the Company does not believe that the resolution of the pending claims will have a material adverse effect on its financial position, results of operations or cash flows.

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

These requirements establish required minimum ratios for Common Equity Tier 1 (CET1) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company. The minimum capital requirements under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III) capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, share repurchases, and certain

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
discretionary bonus payments. In addition to these guidelines, the regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums prescribed under the Basel III capital framework. The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA framework provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At December 31, 2025 and 2024, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as “well-capitalized” institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since December 31, 2025 that management believes would change the Company’s categorization.

The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as LC Bank’s regulatory minimum and “well-capitalized” requirements (dollars in millions):

	December 31, 2025		December 31, 2024		Required Minimum (1)	Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,342.6	17.4%	$1,188.6	17.3%	7.0%	N/A
Tier 1 capital	$1,342.6	17.4%	$1,188.6	17.3%	8.5%	6.0%
Total capital	$1,441.0	18.7%	$1,276.5	18.5%	10.5%	10.0%
Tier 1 leverage	$1,342.6	12.0%	$1,188.6	11.0%	4.0%	N/A
Risk-weighted assets	$7,696.1	N/A	$6,887.1	N/A	N/A	N/A
Quarterly adjusted average assets	$11,174.0	N/A	$10,814.0	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,183.9	15.5%	$1,101.4	16.1%	7.0%	6.5%
Tier 1 capital	$1,183.9	15.5%	$1,101.4	16.1%	8.5%	8.0%
Total capital	$1,281.8	16.8%	$1,188.5	17.4%	10.5%	10.0%
Tier 1 leverage	$1,183.9	10.7%	$1,101.4	10.3%	4.0%	5.0%
Risk-weighted assets	$7,652.0	N/A	$6,823.1	N/A	N/A	N/A
Quarterly adjusted average assets	$11,090.4	N/A	$10,696.7	N/A	N/A	N/A
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

LendingClub Bank

The LC Bank operating segment represents the national bank legal entity and reflects operating activities after its formation. This segment provides a full complement of financial products and solutions, including loans and deposits. It originates loans to individuals and businesses, retains loans for investment, sells loans to marketplace investors and manages relationships with deposit holders.

LendingClub Corporation (Parent Only)

The LendingClub Corporation (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the formation of LC Bank. This activity includes, but is not limited to, servicing fee revenue on purchased servicing assets, and interest income and interest expense related to transactions entered into prior to LC Bank’s formation.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Financial information for the segments is presented in the following tables:

	LendingClub Bank			LendingClub Corporation (Parent only)			Total Reportable Segments
Year Ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023
Non-interest income:
Marketplace revenue	$303,930	$176,921	$206,381	$29,613	$36,595	$41,817	$333,543	$213,516	$248,198
Other non-interest income	52,050	53,643	74,684	7,472	9,038	9,503	59,522	62,681	84,187
Total non-interest income	355,980	230,564	281,065	37,085	45,633	51,320	393,065	276,197	332,385

Interest income:
Interest income	960,714	902,741	818,206	829	5,217	14,424	961,543	907,958	832,630
Interest expense	(335,871)	(373,219)	(266,218)	—	(698)	(4,574)	(335,871)	(373,917)	(270,792)
Net interest income	624,843	529,522	551,988	829	4,519	9,850	625,672	534,041	561,838

Total net revenue	980,823	760,086	833,053	37,914	50,152	61,170	1,018,737	810,238	894,223

Provision for credit losses	(191,320)	(178,267)	(243,565)	—	—	—	(191,320)	(178,267)	(243,565)

Non-interest expense:
Compensation and benefits	(235,289)	(225,620)	(255,428)	(6,557)	(6,538)	(6,520)	(241,846)	(232,158)	(261,948)
Marketing	(149,211)	(100,400)	(93,840)	—	(2)	—	(149,211)	(100,402)	(93,840)
Equipment and software	(56,963)	(51,068)	(53,239)	(51)	(126)	(246)	(57,014)	(51,194)	(53,485)
Depreciation and amortization	(58,277)	(50,309)	(30,216)	(4,612)	(8,525)	(16,979)	(62,889)	(58,834)	(47,195)
Professional services	(41,689)	(31,376)	(33,963)	(650)	(669)	(1,210)	(42,339)	(32,045)	(35,173)
Occupancy	(12,068)	(7,582)	(7,980)	(7,766)	(8,216)	(9,552)	(19,834)	(15,798)	(17,532)
Other non-interest expense	(62,854)	(54,963)	(62,360)	(14,484)	(21,511)	(24,508)	(77,338)	(76,474)	(86,868)
Total non-interest expense	(616,351)	(521,318)	(537,026)	(34,120)	(45,587)	(59,015)	(650,471)	(566,905)	(596,041)
Income tax (expense) benefit	(41,502)	(12,824)	(17,881)	233	(912)	2,203	(41,269)	(13,736)	(15,678)
Net income (1)	$131,650	$47,677	$34,581	$4,027	$3,653	$4,358	$135,677	$51,330	$38,939
Capital expenditures	$143,566	$54,302	$59,509	$—	$—	$—	$143,566	$54,302	$59,509
(1)    Total net income from reportable segments reflects net income on a consolidated basis.

Year Ended December 31,	2025	2024	2023
Total net revenue – reportable segments	$1,018,737	$810,238	$894,223
Intercompany eliminations	(19,889)	(23,227)	(29,604)
Total net revenue – consolidated	$998,848	$787,011	$864,619

Each expense item reported above represents the Company’s “significant segment expenses” as they are separately evaluated by the CODM, with the exception of “Other non-interest expense” which represents “other segment items” and encompasses various miscellaneous operating expenses.

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
December 31,	2025	2024	2025	2024	2025	2024
Assets
Total cash and cash equivalents	$901,246	$932,463	$127,087	$65,981	$1,028,333	$998,444
Restricted cash	—	—	16,659	27,536	16,659	27,536
Securities available for sale at fair value	3,696,626	3,452,648	10,083	—	3,706,709	3,452,648
Loans held for sale at fair value	1,762,396	636,352	—	—	1,762,396	636,352
Loans and leases held for investment, net	3,997,069	3,889,084	—	—	3,997,069	3,889,084
Loans held for investment at fair value	472,301	1,023,226	1,013	4,572	473,314	1,027,798
Property, equipment and software, net	250,168	158,995	3,920	8,537	254,088	167,532
Investment in subsidiary	—	—	903,339	910,544	903,339	910,544
Goodwill	75,717	75,717	—	—	75,717	75,717
Other assets	316,488	300,621	72,323	121,198	388,811	421,819
Total assets	11,472,011	10,469,106	1,134,424	1,138,368	12,606,435	11,607,474
Liabilities and Equity
Total deposits	9,948,426	9,116,821	—	—	9,948,426	9,116,821
Other liabilities	217,930	177,711	36,313	60,667	254,243	238,378
Total liabilities	10,166,356	9,294,532	36,313	60,667	10,202,669	9,355,199
Total equity	1,305,655	1,174,574	1,098,111	1,077,701	2,403,766	2,252,275
Total liabilities and equity	$11,472,011	$10,469,106	$1,134,424	$1,138,368	$12,606,435	$11,607,474

December 31,	2025	2024
Total assets – reportable segments	$12,606,435	$11,607,474
Intercompany eliminations	(1,038,619)	(976,965)
Total assets – consolidated	$11,567,816	$10,630,509

December 31,	2025	2024
Total liabilities and equity – reportable segments	$12,606,435	$11,607,474
Intercompany eliminations – liabilities	(135,281)	(66,421)
Intercompany eliminations – equity	(903,338)	(910,544)
Total liabilities and equity – consolidated	$11,567,816	$10,630,509

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
21. LendingClub Corporation – Parent Company-Only Financial Statements

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

Statements of Income

Year Ended December 31,	2025	2024	2023
Non-interest income:
Marketplace revenue	$29,613	$36,595	$41,817
Other non-interest income	7,472	9,038	9,503
Total non-interest income	37,085	45,633	51,320

Interest income:
Interest on loans held for investment at fair value	474	1,831	6,811
Interest on securities available for sale	83	2,785	6,802
Other interest income	272	601	811
Total interest income	829	5,217	14,424

Interest expense:
Other interest expense	—	698	4,574
Total interest expense	—	698	4,574

Net interest income	829	4,519	9,850

Total net revenue	37,914	50,152	61,170

Non-interest expense:
Compensation and benefits	6,557	6,538	6,520
Marketing	—	2	—
Equipment and software	51	126	246
Depreciation and amortization	4,612	8,525	16,979
Professional services	650	669	1,210
Occupancy	7,766	8,216	9,552
Other non-interest expense	14,484	21,511	24,508
Total non-interest expense	34,120	45,587	59,015

Income before income tax benefit (expense)	3,794	4,565	2,155
Income tax benefit (expense)	233	(912)	2,203
Income before undistributed earnings of subsidiary	4,027	3,653	4,358
Equity in undistributed earnings of subsidiary	131,650	47,677	34,581
Net income	$135,677	$51,330	$38,939

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
In accordance with federal laws and regulations, dividends paid by LC Bank to the Company are subject to certain restrictions. See “Note 19. Regulatory Requirements” for more information.

Statements of Comprehensive Income

Year Ended December 31,	2025	2024	2023
Net income	$135,677	$51,330	$38,939
Other comprehensive income, net of tax:
Net unrealized (loss) gain on securities available for sale	(553)	(3,076)	6,706
Equity in other comprehensive income (loss) of subsidiary	6,636	9,137	(1,282)
Other comprehensive income, net of tax	6,083	6,061	5,424
Total comprehensive income	$141,760	$57,391	$44,363

Balance Sheets

December 31,	2025	2024
Assets
Cash and due from banks	$116,190	$52,398
Interest-bearing deposits in banks	10,897	13,583
Total cash and cash equivalents	127,087	65,981
Restricted cash	16,659	27,536
Securities available for sale at fair value ($10,083 and $0 at amortized cost, respectively)	10,083	—
Loans held for investment at fair value	1,013	4,572
Property, equipment and software, net	3,920	8,537
Investment in subsidiary	1,260,008	1,177,745
Other assets	67,971	118,027
Total assets	$1,486,741	$1,402,398
Liabilities and Equity
Other liabilities	36,313	60,667
Total liabilities	36,313	60,667
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 115,368,987 and 113,383,917 shares issued and outstanding, respectively	1,154	1,134
Additional paid-in capital	1,719,233	1,702,316
Accumulated deficit	(251,799)	(337,476)
Accumulated other comprehensive loss	(18,160)	(24,243)
Total equity	1,450,428	1,341,731
Total liabilities and equity	$1,486,741	$1,402,398

LENDINGCLUB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Statements of Cash Flows

Year Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Parent company net income	$135,677	$51,330	$38,939
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in undistributed earnings of subsidiary	(131,650)	(47,677)	(34,581)
Net fair value adjustments	(4,526)	(2,716)	(2,903)
Change in fair value of loan servicing assets	31,024	40,590	50,281
Stock-based compensation, net	4,230	4,505	5,253
Depreciation and amortization	4,612	8,525	16,979
Other, net	4	5	274
Net change to loans held for sale	—	1,121	5,953
Net change in operating assets and liabilities:
Other assets	(43,322)	(57,859)	(32,805)
Other liabilities	(24,487)	(26,349)	(30,741)
Net cash (used for) provided by operating activities	(28,438)	(28,525)	16,649
Cash flows from investing activities:
Proceeds from (payments for) investments in and advances to subsidiary	50,000	(50,000)	—
Purchase of servicing asset investment	—	(47,450)	(50,576)
Proceeds from servicing asset investment	54,278	72,718	72,343
Net change in loans held for investment	6,482	16,081	52,611
Purchases of securities available for sale	(10,000)	—	—
Proceeds from maturities and paydowns of securities available for sale	—	264	7,861
Other investing activities	—	—	200
Net cash provided by (used for) investing activities	100,760	(8,387)	82,439
Cash flows from financing activities:
Principal payments on borrowings	—	(12,804)	(54,237)
Other financing activities	(22,093)	(13,668)	(19,834)
Net cash used for financing activities	(22,093)	(26,472)	(74,071)
Net increase (decrease) in cash, cash equivalents and restricted cash	50,229	(63,384)	25,017
Cash, cash equivalents and restricted cash, beginning of period	93,517	156,901	131,884
Cash, cash equivalents and restricted cash, end of period	$143,746	$93,517	$156,901

The following table presents cash, cash equivalents and restricted cash by category within the Parent Company balance sheet:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$127,087	$65,981
Restricted cash	16,659	27,536
Total cash, cash equivalents and restricted cash	$143,746	$93,517

LENDINGCLUB CORPORATION
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2025, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, has independently audited the effectiveness of our internal control over financial reporting and its report is included below.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LendingClub Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LendingClub Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 12, 2026

LENDINGCLUB CORPORATION
Item 9B. Other Information

Rule 10b5-1 Trading Plans

The following table shows the trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted by the Company’s directors and executive officers during the fourth quarter of 2025:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold
Fergal Stack, Principal Accounting Officer	November 13, 2025	May 13, 2026	Up to 115,000

Other than disclosed above, during the fourth quarter of 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders (Proxy Statement) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the 2025 fiscal year.

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

Date: February 12, 2026

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

Signature	Title	Date

/s/ Scott Sanborn	Chief Executive Officer and Director	February 12, 2026
Scott Sanborn

/s/ Andrew LaBenne	Chief Financial Officer	February 12, 2026
Andrew LaBenne

/s/ Fergal Stack	Principal Accounting Officer	February 12, 2026
Fergal Stack

/s/ Faiz Ahmad	Director	February 12, 2026
Faiz Ahmad

/s/ Stephen Cutler	Director	February 12, 2026
Stephen Cutler

/s/ Allan Landon	Director	February 12, 2026
Allan Landon

/s/ Timothy J. Mayopoulos	Director	February 12, 2026
Timothy J. Mayopoulos

/s/ John C. Morris	Director	February 12, 2026
John C. Morris

/s/ Kathryn S. Reimann	Director	February 12, 2026
Kathryn S. Reimann

/s/ Erin Selleck	Director	February 12, 2026
Erin Selleck

/s/ Janey Whiteside	Director	February 12, 2026
Janey Whiteside

/s/ Michael Zeisser	Director	February 12, 2026
Michael Zeisser

LENDINGCLUB CORPORATION
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Eighth Amended and Restated Certificate of Incorporation of LendingClub Corporation, effective July 30, 2024	10-Q	001-36771	3.1	August 1, 2024
3.2	Amended and Restated Bylaws of the Company, effective March 22, 2018	8-K/A	001-36771	3.1	June 22, 2018
4.1	Form of Common Stock Certificate of LendingClub Corporation	10-Q	001-36771	4.1	November 6, 2019
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36771	4.2	February 13, 2025
10.1	Form of Indemnity Agreement	S-1, Amendment No. 3	333-198393	10.1	December 1, 2014
10.2	LendingClub Corporation 2007 Stock Incentive Plan, as amended, and form of award agreement thereunder	10-K	001-36771	10.2	February 19, 2020
10.3	2014 Equity Incentive Plan, as amended and restated on June 8, 2023, and forms of award agreements thereunder	10-K	001-36771	10.3	February 13, 2025
10.4	Form of Employment Agreement for Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.15	December 1, 2014
10.5	Form of Employment Agreement for Executive Officers other than Chief Executive Officer	S-1, Amendment No. 3	333-198393	10.16	December 1, 2014
10.6	Lease Agreement, dated as of April 16, 2015, by and between LendingClub Corporation and 595 Market Street, Inc.	10-Q	001-36771	10.31	May 5, 2015
10.7	Radius Bancorp, Inc. 2016 Omnibus Incentive Plan	S-8	333-255688	99.3	April 30, 2021
10.8	Non-Employee Director Compensation Policy, effective October 20, 2022	10-K	001-36771	10.9	February 9, 2023
10.9	2014 Employee Stock Purchase Plan, as amended and restated on June 11, 2024	10-Q	001-36771	10.1	August 1, 2024
19.1	Insider Trading Policy	10-K	001-36771	19.1	February 13, 2025
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

LENDINGCLUB CORPORATION

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
97.1	Clawback Policies	10-K	001-36771	97.1	February 16, 2024
101
The following financial information from LendingClub Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
						X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)