Form 10-Q
period 2026-03-31
LendingClub Corp
filed 2026-04-30
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
Commission File Number: 001-36771

LendingClub Corporation
(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 Kearny Street, Suite 600,
San Francisco, CA 94108
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 24, 2026, there were 115,350,925 shares of the registrant’s common stock outstanding.

LENDINGCLUB CORPORATION

Glossary

The following is a list of common acronyms and terms LendingClub Corporation regularly uses in its financial reporting:

ACL	Allowance for Credit Losses (includes both the allowance for loan and lease losses, allowance for securities available for sale and the reserve for unfunded lending commitments)
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced on the Company’s platform including loans sold to investors as well as loans retained by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the Basel III capital framework
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors
Income Statement	Condensed Consolidated Statements of Income
LC Bank or LendingClub Bank	LendingClub Bank, National Association
LendingClub, LC, the Company, we, us, or our	LendingClub Corporation and its subsidiaries
Loan Originations	Unsecured consumer loans, secured consumer auto loans and small business loans originated by the Company or facilitated by third-party issuing banks
N/M	Not meaningful
Parent	LendingClub Corporation (the Parent Company of LendingClub Bank, National Association and other subsidiaries)
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Statement of Cash Flow	Condensed Consolidated Statements of Cash Flows
Structured Program transactions	Asset-backed securitization transactions where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured consumer loans
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
Total capital, which includes Common Equity Tier 1 capital, Tier 1 capital and allowance for credit losses and qualifying subordinated debt that qualifies as Tier 2 capital, divided by total risk-weighted assets as defined under the Basel III capital framework

Unsecured consumer loans
Unsecured consumer loans originated on the Company’s platforms, including an online direct to consumer platform (unsecured personal loans) and platforms connected with networks of education and patient finance providers and home improvement merchants and contractors (purchase finance loans)

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
•our tax profile;
•the effects of natural disasters, public health issues, acts of war or terrorism, geopolitical uncertainty and other external events on our customers and business;
•shares acquired under, and the impact of, our share repurchase and acquisition program; and

LENDINGCLUB CORPORATION

•other risk factors listed from time to time in reports we file with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements in this Report. We may not actually achieve the plans, intentions or expectations disclosed in forward-looking statements, and you should not place undue reliance on forward-looking statements. We have included important factors in the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in our condensed consolidated financial statements, related notes, and other information appearing elsewhere in this Report and our other filings with the SEC that could, among other things, cause actual results or events to differ materially from forward-looking statements contained in this Report. Forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Report carefully and completely and with the understanding that actual future results may be materially different from what we expect. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, actual results, future events or otherwise, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LENDINGCLUB CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$19,528	$11,749
Interest-bearing deposits in banks	782,415	905,905
Total cash and cash equivalents	801,943	917,654
Restricted cash	19,919	12,783
Securities available for sale at fair value ($3,908,834 and $3,733,780 at amortized cost, respectively)	3,867,576	3,706,709
Loans held for sale at fair value	1,836,121	1,762,396
Loans held for investment at fair value	1,237,850	473,314
Loans and leases held for investment at amortized cost	3,700,837	4,272,812
Allowance for loan and lease losses	(237,697)	(275,743)
Loans and leases held for investment at amortized cost, net	3,463,140	3,997,069
Property, equipment and software, net	273,472	254,088
Goodwill	75,717	75,717
Other assets	364,101	368,086
Total assets	$11,939,839	$11,567,816
Liabilities and Equity
Deposits:
Interest-bearing	$9,781,568	$9,459,483
Noninterest-bearing	407,943	374,387
Total deposits	10,189,511	9,833,870
Other liabilities	226,800	233,518
Total liabilities	10,416,311	10,067,388
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 115,497,890 and 115,368,987 shares issued and outstanding, respectively	1,155	1,154
Additional paid-in capital	1,701,280	1,719,233
Accumulated deficit	(150,196)	(201,799)
Accumulated other comprehensive loss	(28,711)	(18,160)
Total equity	1,523,528	1,500,428
Total liabilities and equity	$11,939,839	$11,567,816

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest income:
Interest on loans(1)	$199,897	$166,173
Interest on securities available for sale	54,411	56,280
Other interest income	6,899	9,606
Total interest income	261,207	232,059

Interest expense:
Interest on deposits	84,971	82,100
Other interest expense	2	2
Total interest expense	84,973	82,102

Net interest income	176,234	149,957

Non-interest income:
Origination fees(1)	130,088	69,944
Servicing fees(1)	13,113	12,748
Gain on sales of loans(1)	16,269	12,202
Net fair value adjustments(1)	(88,925)	(29,251)
Other non-interest income	5,472	2,111
Total non-interest income	76,017	67,754

Total net revenue	252,251	217,711

Provision for credit losses	390	58,149

Non-interest expense:
Compensation and benefits	65,514	58,389
Marketing	55,415	29,239
Equipment and software	15,293	14,644
Depreciation and amortization	15,819	13,909
Professional services	11,767	9,764
Occupancy	6,391	4,345
Other non-interest expense	14,334	13,577
Total non-interest expense	184,533	143,867

Income before income tax expense	67,328	15,695
Income tax expense	(15,725)	(4,024)
Net income	$51,603	$11,671

Earnings per share:
Basic EPS	$0.45	$0.10
Diluted EPS	$0.44	$0.10
Weighted-average common shares – Basic	115,400,564	113,693,399
Weighted-average common shares – Diluted	117,333,435	116,176,898
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Summary of Significant Accounting Policies” for additional information.

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$51,603	$11,671

Other comprehensive income:
Net unrealized (loss) gain on securities available for sale	(14,010)	3,483
Income tax effect	3,459	(1,489)
Other comprehensive (loss) income, net of tax	(10,551)	1,994

Total comprehensive income	$41,052	$13,665

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2025	115,368,987	$1,154	$1,719,233	$(18,160)	$(201,799)	$1,500,428
Stock-based compensation	—	—	8,534	—	—	8,534
Net issuances under equity incentive plans	875,710	9	(13,878)	—	—	(13,869)
Share repurchases	(746,807)	(8)	(12,609)	—	—	(12,617)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(10,551)	—	(10,551)
Net income	—	—	—	—	51,603	51,603
Balance at March 31, 2026	115,497,890	$1,155	$1,701,280	$(28,711)	$(150,196)	$1,523,528

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	113,383,917	$1,134	$1,702,316	$(24,243)	$(337,476)	$1,341,731
Stock-based compensation	—	—	9,921	—	—	9,921
Net issuances under equity incentive plans	815,915	8	(808)	—	—	(800)
Net unrealized gain on securities available for sale, net of tax	—	—	—	1,994	—	1,994
Net income	—	—	—	—	11,671	11,671
Balance at March 31, 2025	114,199,832	$1,142	$1,711,429	$(22,249)	$(325,805)	$1,364,517

See Notes to Condensed Consolidated Financial Statements.

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$51,603	$11,671
Adjustments to reconcile net income to net cash used for operating activities:
Net fair value adjustments	88,925	29,251
Change in fair value of loan servicing assets	15,574	17,058
Gain on sales of loans	(16,269)	(12,202)
Provision for credit losses	390	58,149
Accretion of deferred origination fees and marketing costs	(13,516)	(15,834)
Stock-based compensation, net	7,574	8,519
Depreciation and amortization	15,819	13,909
Other, net	(55)	3,172
Net change to loans held for sale	(767,998)	(448,379)
Net change in operating assets and liabilities:
Other assets	11,306	5,442
Other liabilities	(12,343)	(10,012)
Net cash used for operating activities	(618,990)	(339,256)
Cash Flows from Investing Activities:
Net change in loans and leases	(252,617)	85,848
Purchases of securities available for sale	(44,416)	—
Proceeds from maturities and paydowns of securities available for sale	505,504	380,365
Purchases of property, equipment and software, net	(25,784)	(13,066)
Other investing activities	(144)	(2,689)
Net cash provided by investing activities	182,543	450,458
Cash Flows from Financing Activities:
Net change in deposits	354,358	(167,601)
Net issuances under equity incentive plans	(13,869)	(750)
Share repurchases	(12,617)	—
Net cash provided by (used in) financing activities	327,872	(168,351)
Net decrease in cash, cash equivalents and restricted cash	$(108,575)	$(57,149)
Cash, cash equivalents and restricted cash, beginning of period	$930,437	$977,396
Cash, cash equivalents and restricted cash, end of period	$821,862	$920,247

Supplemental cash flow information:
Cash paid for interest	$86,637	$84,348
Cash (received) paid for income taxes	$(6,479)	$104
Cash paid for operating leases included in the measurement of lease liabilities	$3,504	$3,237

Supplemental non-cash investing activity:
Net securities retained from Structured Program transactions	$635,132	$349,002

LENDINGCLUB CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets (Balance Sheet):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$801,943	$895,515
Restricted cash	19,919	24,732
Total cash, cash equivalents and restricted cash	$821,862	$920,247

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

The Company made the following presentation changes in the condensed consolidated financial statements and accompanying notes during the first quarter of 2026:

•The components previously aggregated under “Marketplace revenue” on the Condensed Consolidated Statements of Income (Income Statement), namely “Origination fees,” “Servicing fees,” “Gain on sales of loans,” and “Net fair value adjustments,” are now presented as separate line items on the Income Statement.

•“Interest on loans held for sale,” “Interest and fees on loans and leases held for investment,” and “Interest on loans held for investment at fair value,” which previously appeared as separate line items on the Income Statement, have been combined into a single line item titled “Interest on loans.”

In all instances, the respective prior period amounts have been reclassified to conform to the current period presentation.

The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report) filed on February 12, 2026.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Election of Fair Value Option

Effective January 1, 2026, the Company elected the fair value option to account for held for investment (HFI) loans that were originated on or after that date. Prior to this election, loans that were originated as HFI were, and will continue to be, accounted for at amortized cost, which required the initial recognition of a CECL allowance for lifetime expected credit losses, recognized within “Provision for credit losses” on the Income Statement. The Company believes that applying the fair value option, rather than amortized cost accounting with the CECL methodology, to HFI loans more accurately reflects the in-period economic performance of the loans by better aligning the value of the loan to its then fair value. Under the fair value option, origination fee revenue and marketing costs are recognized at the time of loan origination within “Origination fees” and “Marketing expense,” respectively, on the Income Statement, rather than being deferred. Fair value adjustments on loans are also recognized in current period earnings within “Net fair value adjustments” and include the impact of credit losses that previously would have been recognized within “Provision for credit losses” under CECL. Further, by applying the fair value option to HFI loans, the Company is applying the same accounting methodology to all loans it originates on or after January 1, 2026, as both HFI and held for sale (HFS) loans will be measured at fair value.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three months ended March 31, 2026.

Adoption of New Accounting Standards

The Company did not adopt new accounting standards during the three months ended March 31, 2026.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) – Narrow-Scope Improvements, which improves the navigability of the required interim disclosures and clarifies when the guidance is applicable. The amendments also provide guidance on what disclosures are required during the interim reporting periods. Additionally, the amendments also include a disclosure principle that requires entities to disclose events since the end of the last reporting period that have a material impact. The amendments of this standard are effective for interim reporting periods beginning after December 15, 2027. The amendments can be applied either prospectively or retrospectively. Early adoption is also permitted. The Company is evaluating the impact of this ASU but does not expect it to be material.

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

2. Earnings Per Share

The following table details the computation of the Company’s basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2026	2025
Basic EPS:
Net income	$51,603	$11,671
Weighted-average common shares – Basic	115,400,564	113,693,399
Basic EPS	$0.45	$0.10

Diluted EPS:
Net income	$51,603	$11,671
Weighted-average common shares – Diluted	117,333,435	116,176,898
Diluted EPS	$0.44	$0.10

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$3,231,328	$16,760	$(1,708)	$—	$3,246,380
Other asset-backed securities related to Structured Program transactions (2)	244,984	56	(2,875)	(3,816)	238,349
U.S. agency residential mortgage-backed securities	261,505	260	(32,865)	—	228,900
U.S. agency securities	81,466	—	(10,971)	—	70,495
Mortgage-backed securities	59,963	86	(5,225)	—	54,824
Municipal securities	3,210	—	(624)	—	2,586
Other securities	26,378	53	(389)	—	26,042
Total securities available for sale	$3,908,834	$17,215	$(54,657)	$(3,816)	$3,867,576

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions (1)	$3,065,885	$26,525	$—	$—	$3,092,410
Other asset-backed securities related to Structured Program transactions (2)	224,802	28	(1,367)	(4,093)	219,370
U.S. agency residential mortgage-backed securities	267,853	504	(32,296)	—	236,061
U.S. agency securities	84,464	—	(10,602)	—	73,862
Mortgage-backed securities	60,423	135	(4,961)	—	55,597
Municipal securities	3,215	—	(609)	—	2,606
Other securities	27,138	45	(380)	—	26,803
Total securities available for sale	$3,733,780	$27,237	$(50,215)	$(4,093)	$3,706,709
(1)    Excludes the basis adjustment for securities previously designated in fair value hedges under the portfolio layer method. See “Note 7. Derivative Instruments and Hedging Activities” for additional information.
(2)    As of March 31, 2026 and December 31, 2025, $212.1 million and $200.0 million, respectively, of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$791,709	$(1,708)	$—	$—	$791,709	$(1,708)
U.S. agency residential mortgage-backed securities	32,769	(463)	176,907	(32,402)	209,676	(32,865)
Other asset-backed securities related to Structured Program transactions	166,950	(2,875)	—	—	166,950	(2,875)
U.S. agency securities	—	—	70,495	(10,971)	70,495	(10,971)
Mortgage-backed securities	12,074	(106)	30,886	(5,119)	42,960	(5,225)
Municipal securities	—	—	2,586	(624)	2,586	(624)
Other securities	1,327	(11)	9,060	(378)	10,387	(389)
Total securities with unrealized losses	$1,004,829	$(5,163)	$289,934	$(49,494)	$1,294,763	$(54,657)

	Less than 12 months		12 months or longer		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$20,017	$(266)	$181,150	$(32,030)	$201,167	$(32,296)
Other asset-backed securities related to Structured Program transactions	95,494	(1,034)	23,719	(333)	119,213	(1,367)
U.S. agency securities	—	—	73,862	(10,602)	73,862	(10,602)
Mortgage-backed securities	1,874	(5)	36,167	(4,956)	38,041	(4,961)
Municipal securities	—	—	2,606	(609)	2,606	(609)
Other securities	1,610	(10)	9,544	(370)	11,154	(380)
Total securities with unrealized losses	$118,995	$(1,315)	$327,048	$(48,900)	$446,043	$(50,215)

The majority of securities in an unrealized loss position as of both March 31, 2026 and December 31, 2025 were comprised of U.S. agency-backed securities and mortgage-backed securities. Management considers these securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies or government-sponsored agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at March 31, 2026 were rated investment grade. Substantially all of these unrealized losses were caused by prior increases in interest rates. Additionally, the Company does not intend to sell the securities in loss positions, nor is it more likely than not that it will be required to sell the securities prior to recovery of the amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses (ACL) for AFS securities, by security type:

	Three Months Ended March 31,
	2026	2025
Other asset-backed securities related to Structured Program transactions:
Allowance for credit losses, beginning of period	$4,093	$3,527
Credit loss (benefit) expense for securities available for sale	(277)	1,321
Allowance for credit losses, end of period	$3,816	$4,848

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

March 31, 2026	Amortized Cost	Fair Value	Weighted- average Yield (1)
Due within 1 year:
U.S. agency securities	$3,000	$2,979
Total due within 1 year	3,000	2,979	3.00%
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	3,231,328	3,246,380
Other asset-backed securities related to Structured Program transactions	244,984	238,349
Mortgage-backed securities	2,534	2,387
U.S. agency securities	1,850	1,799
Municipal securities	458	427
U.S. agency residential mortgage-backed securities	110	105
Other securities	10,286	10,286
Total due after 1 year through 5 years	3,491,550	3,499,733	6.05%
Due after 5 years through 10 years:
U.S. agency securities	34,463	30,464
U.S. agency residential mortgage-backed securities	2,543	2,457
Mortgage-backed securities	871	771
Municipal securities	154	139
Other securities	9,045	9,069
Total due after 5 years through 10 years	47,076	42,900	3.91%
Due after 10 years:
U.S. agency residential mortgage-backed securities	258,852	226,338
Mortgage-backed securities	56,558	51,666
U.S. agency securities	42,153	35,253
Municipal securities	2,598	2,020
Other securities	7,047	6,687
Total due after 10 years	367,208	321,964	3.12%
Total securities available for sale	$3,908,834	$3,867,576	5.74%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the three months ended March 31, 2026.

There were no sales of AFS securities during the first quarter of 2026 and 2025.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Loans

The Company’s loan portfolios consist of the following:

	March 31, 2026	December 31, 2025
Loans held for sale at fair value	$1,836,121	$1,762,396
Loans held for investment at fair value	1,237,850	473,314
Total loans at fair value	3,073,971	2,235,710

Loans and leases held for investment at amortized cost, net	3,463,140	3,997,069

Total loans and leases	$6,537,111	$6,232,779

For loans held at fair value, see “Note 5. Fair Value Measurements” for the assumptions used in the Company’s fair value model.

Loans and Leases Held for Investment at Amortized Cost, Net

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	March 31, 2026	December 31, 2025
Unsecured consumer	$2,669,063	$3,191,430
Residential mortgages	149,474	151,073
Secured consumer	223,684	261,045
Total consumer loans held for investment at amortized cost	3,042,221	3,603,548
Equipment finance (1)	36,447	39,757
Commercial real estate (2)	469,948	472,489
Commercial and industrial	152,221	157,018
Total commercial loans and leases held for investment at amortized cost	658,616	669,264
Total loans and leases held for investment at amortized cost (3)	3,700,837	4,272,812
Allowance for loan and lease losses	(237,697)	(275,743)
Loans and leases held for investment at amortized cost, net	$3,463,140	$3,997,069
(1)    Comprised of sales-type leases for equipment. See “Note 16. Leases” for additional information.
(2)    Includes $285.3 million and $286.8 million in loans originated through the Small Business Administration (SBA) as of March 31, 2026 and December 31, 2025, respectively.
(3)    Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $15.5 million and $17.9 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the components of the allowance for loan and lease losses (ALLL):

	March 31, 2026	December 31, 2025
Gross allowance for loan and lease losses (1)	$274,256	$312,667
Recovery asset value (2)	(36,559)	(36,924)
Allowance for loan and lease losses	$237,697	$275,743
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

March 31, 2026	Consumer	Commercial	Total
Loans and leases held for investment at amortized cost	$3,042,221	$658,616	$3,700,837

Allowance for loan and lease losses	$221,196	$16,501	$237,697
Allowance ratio (1)	7.3%	2.5%	6.4%

Gross allowance for loan and lease losses	$257,755	$16,501	$274,256
Gross allowance ratio (1)	8.5%	2.5%	7.4%

December 31, 2025	Consumer	Commercial	Total
Loans and leases held for investment at amortized cost	$3,603,548	$669,264	$4,272,812

Allowance for loan and lease losses	$258,811	$16,932	$275,743
Allowance ratio (1)	7.2%	2.5%	6.5%

Gross allowance for loan and lease losses	$295,735	$16,932	$312,667
Gross allowance ratio (1)	8.2%	2.5%	7.3%
(1)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases HFI at amortized cost.

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended March 31,
	2026			2025
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$258,811	$16,932	$275,743	$212,598	$24,136	$236,734
Credit loss expense (benefit)	1,401	(555)	846	55,948	434	56,382
Charge-offs (1)	(52,644)	(126)	(52,770)	(58,344)	(8,232)	(66,576)
Recoveries	13,628	250	13,878	17,406	247	17,653
End of period	$221,196	$16,501	$237,697	$227,608	$16,585	$244,193

Reserve for unfunded lending commitments:
Beginning of period	$—	$1,009	$1,009	$—	$1,183	$1,183
Credit loss (benefit) expense	—	(179)	(179)	—	446	446
End of period (2)	$—	$830	$830	$—	$1,629	$1,629
(1)    Includes an $8.0 million charge-off recorded in the first quarter of 2025 related to one office loan within the Company’s Commercial Real Estate portfolio, which was fully reserved for in prior periods.
(2)    Relates to $44.1 million and $96.3 million of unfunded commitments as of March 31, 2026 and 2025, respectively.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As a result of the Company’s election of the fair value option, all loan originations in the first quarter of 2026 were accounted for at fair value. See “Note 1. Summary of Significant Accounting Policies” for additional information. Accordingly, no originations subsequent to 2025 are presented in the tables below.

The following table presents charge-offs by origination year for the first quarter of 2026:

	Gross Charge-Offs by Origination Year
	2025	2024	2023	2022	Prior	Total
Unsecured consumer (1)	$18,770	$16,124	$7,933	$7,483	$1,437	$51,747
Residential mortgages	—	—	—	—	—	—
Secured consumer	274	111	241	225	46	897
Total consumer loans held for investment at amortized cost	19,044	16,235	8,174	7,708	1,483	52,644
Equipment finance	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	126	—	126
Total commercial loans and leases held for investment at amortized cost	—	—	—	126	—	126

Total loans and leases held for investment at amortized cost	$19,044	$16,235	$8,174	$7,834	$1,483	$52,770
(1)    Unsecured consumer loans are generally charged-off when a borrower is contractually 120 days past due.

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

March 31, 2026	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	Prior	Total
Unsecured consumer
Current	$1,505,717	$613,240	$254,235	$219,279	$23,254	$2,615,725
30-59 days past due	8,523	5,739	2,577	2,374	500	19,713
60-89 days past due	7,984	4,120	2,188	2,161	382	16,835
90 or more days past due	7,218	3,871	2,248	2,233	382	15,952
Total unsecured consumer (1)	1,529,442	626,970	261,248	226,047	24,518	2,668,225
Residential mortgages
Current	—	—	—	39,778	107,952	147,730
30-59 days past due	—	—	—	707	1,012	1,719
60-89 days past due	—	—	—	—	—	—
90 or more days past due	—	—	—	—	25	25
Total residential mortgages	—	—	—	40,485	108,989	149,474
Secured consumer
Current	117,930	40,053	35,507	21,555	4,874	219,919
30-59 days past due	995	337	799	712	140	2,983
60-89 days past due	256	62	96	95	36	545
90 or more days past due	88	61	67	21	—	237
Total secured consumer	119,269	40,513	36,469	22,383	5,050	223,684
Total consumer loans held for investment at amortized cost	$1,648,711	$667,483	$297,717	$288,915	$138,557	$3,041,383
(1)    Excludes basis adjustment for loans previously designated in fair value hedges under the portfolio layer method. As of March 31, 2026, the remaining unamortized basis adjustment totaled $0.8 million and represents an increase to the amortized cost of the previously hedged loans. See “Note 7. Derivative Instruments and Hedging Activities” for additional information.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Unsecured consumer
Current	$1,741,108	$740,483	$326,147	$283,513	$39,605	$—	$3,130,856
30-59 days past due	9,084	5,680	3,533	3,591	603	—	22,491
60-89 days past due	6,500	5,447	2,887	3,051	665	—	18,550
90 or more days past due	4,862	6,049	3,105	3,223	697	—	17,936
Total unsecured consumer (1)	1,761,554	757,659	335,672	293,378	41,570	—	3,189,833
Residential mortgages
Current	—	—	—	40,931	50,129	59,039	150,099
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	888	888
90 or more days past due	—	—	—	—	—	86	86
Total residential mortgages	—	—	—	40,931	50,129	60,013	151,073
Secured consumer
Current	134,255	47,453	42,332	26,961	3,769	2,278	257,048
30-59 days past due	778	261	816	941	210	—	3,006
60-89 days past due	131	128	109	177	51	—	596
90 or more days past due	78	31	133	153	—	—	395
Total secured consumer	135,242	47,873	43,390	28,232	4,030	2,278	261,045
Total consumer loans held for investment at amortized cost	$1,896,796	$805,532	$379,062	$362,541	$95,729	$62,291	$3,601,951
(1)    Excludes cumulative basis adjustment for loans designated in fair value hedges under the portfolio layer method. As of December 31, 2025, the basis adjustment totaled $1.6 million and represents an increase to the amortized cost of the hedged loans. See “Note 7. Derivative Instruments and Hedging Activities” for additional information.

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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

March 31, 2026	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$—	$—	$20,014	$10,404	$30,418	$—
Special mention	—	—	—	2,213	130	2,343	—
Substandard	—	—	—	—	2,986	2,986	—
Doubtful	—	—	—	700	—	700	—
Loss	—	—	—	—	—	—	—
Total equipment finance	—	—	—	22,927	13,520	36,447	—
Commercial real estate
Pass	97,110	36,217	63,170	93,309	151,904	441,710	29,944
Special mention	—	—	—	—	6,020	6,020	—
Substandard	—	—	—	425	19,942	20,367	6,886
Doubtful	—	—	—	—	60	60	—
Loss	—	—	—	1,121	670	1,791	1,542
Total commercial real estate	97,110	36,217	63,170	94,855	178,596	469,948	38,372
Commercial and industrial
Pass	24,071	28,358	15,443	14,082	27,072	109,026	73,716
Special mention	—	—	—	4,641	402	5,043	3,915
Substandard	—	1,357	8,394	11,124	6,637	27,512	18,870
Doubtful	—	—	—	3,456	1,496	4,952	4,065
Loss	—	751	1,189	3,748	—	5,688	5,688
Total commercial and industrial	24,071	30,466	25,026	37,051	35,607	152,221	106,254
Total commercial loans and leases held for investment at amortized cost	$121,181	$66,683	$88,196	$154,833	$227,723	$658,616	$144,626
(1)    Represents loan balances guaranteed by the SBA.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total	Guaranteed Amount (1)
Equipment finance
Pass	$—	$—	$—	$21,283	$1,990	$9,762	$33,035	$—
Special mention	—	—	—	2,587	227	—	2,814	—
Substandard	—	—	—	—	3,212	—	3,212	—
Doubtful	—	—	—	696	—	—	696	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	—	—	24,566	5,429	9,762	39,757	—
Commercial real estate
Pass	95,736	36,356	63,750	94,771	32,452	121,231	444,296	30,959
Special mention	—	—	—	—	—	6,088	6,088	—
Substandard	—	—	—	428	8,433	11,370	20,231	7,005
Doubtful	—	—	—	—	—	61	61	—
Loss	—	—	—	1,121	271	421	1,813	1,543
Total commercial real estate	95,736	36,356	63,750	96,320	41,156	139,171	472,489	39,507
Commercial and industrial
Pass	21,987	28,942	16,580	18,108	19,441	7,879	112,937	75,216
Special mention	—	—	—	8,535	2,959	67	11,561	9,264
Substandard	—	1,438	8,275	5,153	3,126	3,010	21,002	13,790
Doubtful	—	—	—	3,456	1,348	511	5,315	4,353
Loss	—	751	1,766	3,686	—	—	6,203	6,203
Total commercial and industrial	21,987	31,131	26,621	38,938	26,874	11,467	157,018	108,826
Total commercial loans and leases held for investment at amortized cost	$117,723	$67,487	$90,371	$159,824	$73,459	$160,400	$669,264	$148,333
(1)    Represents loan balances guaranteed by the SBA.

The following tables present loans and leases HFI at amortized cost within the commercial portfolio segment by delinquency status:

March 31, 2026	Current	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$32,824	$—	$—	$3,623	$36,447
Commercial real estate	459,254	—	399	10,295	469,948
Commercial and industrial	127,020	3,662	1,417	20,122	152,221
Total commercial loans and leases held for investment at amortized cost	$619,098	$3,662	$1,816	$34,040	$658,616

December 31, 2025	Current	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$35,973	$696	$—	$3,088	$39,757
Commercial real estate	461,307	—	—	11,182	472,489
Commercial and industrial	133,526	1,540	1,878	20,074	157,018
Total commercial loans and leases held for investment at amortized cost	$630,806	$2,236	$1,878	$34,344	$669,264

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Modifications

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

	Three Months Ended March 31,
	2026	2025
Short-term payment reduction	$6,074	$7,010
Permanent loan modification	1,893	1,693
Debt settlement	2,597	3,432
Total loan modifications – unsecured consumer loans	$10,564	$12,135

% of unsecured consumer loans at amortized cost as of period end	0.4%	0.4%

The Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of five to nine months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $14.0 million of loan balances at amortized cost outstanding as of March 31, 2026, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the first quarter of 2026 and 2025, the weighted-average interest rate reduction under this program was approximately 9.0% and 8.5%, respectively. The weighted-average maturity date extension was approximately twelve months for both periods.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	March 31, 2026			March 31, 2025
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured consumer loans
Current	$14,531	$5,719	$9	$18,894	$5,340	$32
30-59 days	1,410	112	6	1,654	175	24
60-89 days	968	87	652	1,169	174	837
90 or more days	755	65	1,976	1,024	112	2,628
Total loan modifications	$17,664	$5,983	$2,643	$22,741	$5,801	$3,521

A modified loan is generally charged-off in the event of a borrower defaulting at 120 days past due. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

	Three Months Ended March 31,
	2026	2025
Short-term payment reduction	$1,846	$2,586
Permanent loan modification	439	522
Debt settlement	8,668	13,336
Total loan modifications – unsecured consumer loans	$10,953	$16,444

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases HFI at amortized cost:

	March 31, 2026		December 31, 2025
	Nonaccrual	Nonaccrual with no related ACL (1)	Nonaccrual	Nonaccrual with no related ACL (1)
Unsecured consumer	$15,952	$—	$17,936	$—
Residential mortgages	299	299	431	431
Secured consumer	237	—	395	—
Total nonaccrual consumer loans held for investment at amortized cost	16,488	299	18,762	431

Equipment finance	3,623	—	3,088	—
Commercial real estate	10,761	5,810	11,253	5,799
Commercial and industrial	27,854	10,590	27,329	10,137
Total nonaccrual commercial loans and leases held for investment at amortized cost (2)	42,238	16,400	41,670	15,936

Total nonaccrual loans and leases held for investment at amortized cost	$58,726	$16,699	$60,432	$16,367
(1)    Subset of total nonaccrual loans and leases HFI at amortized cost.
(2)    Includes $29.5 million and $29.7 million in loan balances guaranteed by the SBA as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026		December 31, 2025
	Nonaccrual	Nonaccrual Ratios (1)	Nonaccrual	Nonaccrual Ratios (1)
Total nonaccrual consumer loans held for investment at amortized cost	$16,488	0.5%	$18,762	0.5%
Total nonaccrual commercial loans and leases held for investment at amortized cost	42,238	6.4%	41,670	6.2%
Total nonaccrual loans and leases held for investment at amortized cost	$58,726	1.6%	$60,432	1.4%
(1)    Calculated as the ratio of nonaccrual loans and leases to loans and leases HFI at amortized cost.

5. Fair Value Measurements

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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

March 31, 2026	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$1,836,121	$1,836,121
Loans held for investment at fair value	—	—	1,237,850	1,237,850
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	3,246,380	3,246,380
Other asset-backed securities related to Structured Program transactions	—	—	238,349	238,349
U.S. agency residential mortgage-backed securities	—	228,900	—	228,900
U.S. agency securities	—	70,495	—	70,495
Mortgage-backed securities	—	54,824	—	54,824
Municipal securities	—	2,586	—	2,586
Other securities	—	15,804	10,238	26,042
Total securities available for sale	—	372,609	3,494,967	3,867,576
Servicing assets	—	—	67,078	67,078
Other assets	—	6,111	—	6,111
Total assets	$—	$378,720	$6,636,016	$7,014,736

Liabilities:
Other liabilities	$—	$2,338	$720	$3,058
Total liabilities	$—	$2,338	$720	$3,058

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

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that inherently require judgment and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the first quarter of 2026 or 2025.

The following significant unobservable inputs, as applicable, were used in the fair value measurement of the Company’s Level 3 assets:
•Discount rate – The weighted-average rate at which the expected cash flows are discounted to arrive at the net present value of the loan. The discount rate is primarily determined based on the Company’s estimate of market participants’ return expectations.
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

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of HFS loans:

	March 31, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average (1)	Minimum	Maximum	Weighted- Average (1)
Discount rate	6.8%	9.1%	7.3%	6.6%	9.0%	7.1%
Annualized net credit loss rate	3.4%	15.4%	6.4%	3.3%	16.0%	6.3%
Annualized prepayment rate	20.7%	26.2%	25.7%	20.5%	26.0%	25.5%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.

Fair Value Sensitivity

The sensitivity of HFS loans at fair value to adverse changes in key assumptions was as follows:

	March 31, 2026	December 31, 2025
Loans held for sale at fair value	$1,836,121	$1,762,396
Expected remaining weighted-average life (in years)	1.2	1.4
Discount rate:
100 basis point increase	$(21,171)	$(21,458)
200 basis point increase	$(41,913)	$(42,471)
Annualized net credit loss rate:
10% increase	$(22,740)	$(20,970)
20% increase	$(45,297)	$(41,766)
Annualized prepayment rate:
10% increase	$(7,537)	$(5,703)
20% increase	$(14,154)	$(10,546)

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents HFS loans at fair value activity:

	Three Months Ended March 31,
	2026	2025
Fair value at beginning of period	$1,762,396	$636,352
Originations	1,702,683	1,263,732
Sales	(1,384,274)	(1,096,929)
Principal payments	(186,421)	(68,555)
Realized charge-offs, net of recoveries, recorded in earnings	(12,066)	(6,704)
Fair value adjustments recorded in earnings	(46,197)	(24,518)
Fair value at end of period	$1,836,121	$703,378

The following table summarizes the aggregate fair value of the Company’s HFS loans, as well as the amount that was 90 days or more past due:

	March 31, 2026		December 31, 2025
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$1,892,826	$5,292	$1,795,818	$3,931
Cumulative fair value adjustments	(56,705)	(4,260)	(33,422)	(3,176)
Fair value of loans held for sale	$1,836,121	$1,032	$1,762,396	$755

Loans Held for Investment at Fair Value

Effective January 1, 2026, the Company elected the fair value option for HFI loans originated on or after that date. As a result, the current period includes all newly originated loans across multiple products, including unsecured consumer loans (personal loans and purchase finance loans), auto loans, and small business loans. In periods prior to this election, the Company’s HFI loan portfolio measured at fair value consisted solely of purchased unsecured personal loans that it had previously originated and sold. Accordingly, the significant unobservable inputs presented in the table below reflect a different loan product mix in the current period compared to the prior period.

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of HFI loans:

	March 31, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average (1)	Minimum	Maximum	Weighted- Average (1)
Discount rate	5.2%	10.6%	7.0%	6.5%	8.5%	7.0%
Annualized net charge-off rate	0.3%	14.9%	5.5%	4.1%	19.1%	7.4%
Annualized prepayment rate	16.7%	44.7%	23.3%	19.6%	21.1%	20.0%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity of HFI loans at fair value to adverse changes in key assumptions was as follows:

	March 31, 2026	December 31, 2025
Loans held for investment at fair value	$1,237,850	$473,314
Expected remaining weighted-average life (in years)	1.3	0.7
Discount rate:
100 basis point increase	$(15,470)	$(2,832)
200 basis point increase	$(30,504)	$(5,633)
Annualized net credit loss rate:
10% increase	$(13,888)	$(5,738)
20% increase	$(27,737)	$(13,161)
Annualized prepayment rate:
10% increase	$(6,131)	$(2,490)
20% increase	$(12,543)	$(4,979)

Fair Value Reconciliation

The following table presents HFI loans at fair value activity:

	Three Months Ended March 31,
	2026	2025
Fair value at beginning of period	$473,314	$1,027,798
Originations	947,201	—
Purchases	27,635	12,744
Principal payments	(176,656)	(218,460)
Realized charge-offs, net of recoveries, recorded in earnings	(3,601)	(27,205)
Fair value adjustments recorded in earnings	(30,043)	24,005
Fair value at end of period	$1,237,850	$818,882

The following table summarizes the aggregate fair value of the Company’s HFI loans at fair value, as well as the amount that was 90 days or more past due:

	March 31, 2026		December 31, 2025
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$1,290,246	$4,487	$495,649	$5,177
Cumulative fair value adjustments	(52,396)	(3,612)	(22,335)	(4,183)
Fair value of loans held for investment	$1,237,850	$875	$473,314	$994

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

Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable input, which includes credit spreads, was used in the fair value measurement of senior asset-backed securities related to Structured Program transactions:

	March 31, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	5.1%	6.5%	5.3%	5.0%	5.4%	5.2%

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	March 31, 2026	December 31, 2025
Fair value of interests held	$3,246,380	$3,092,410
Expected remaining weighted-average life (in years)	1.1	1.1
Discount rate:
100 basis point increase	$(35,075)	$(32,467)
200 basis point increase	$(70,149)	$(64,934)

Fair Value Reconciliation

The following table presents senior asset-backed securities related to Structured Program transactions activity:

	Three Months Ended March 31,
	2026	2025
Fair value at beginning of period	$3,092,410	$2,899,824
Additions	626,590	324,116
Cash received	(461,147)	(351,665)
Change in unrealized loss	(11,473)	(2,994)
Fair value at end of period	$3,246,380	$2,869,281

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
(Unaudited)

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	March 31, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average (1)	Minimum	Maximum	Weighted- Average (1)
Discount rate	6.8%	8.7%	7.1%	6.6%	8.6%	6.9%
Annualized net charge-off rate	3.3%	6.4%	5.4%	3.1%	6.2%	5.0%
Annualized prepayment rate	22.0%	27.2%	26.0%	22.8%	27.4%	25.8%
(1)    The weighted-average rate is calculated using the principal balance of each security.

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	March 31, 2026	December 31, 2025
Fair value of interests held	$238,349	$219,370
Expected remaining weighted-average life (in years)	1.1	1.2
Discount rate:
100 basis point increase	$(2,495)	$(2,285)
200 basis point increase	$(4,942)	$(4,529)
Annualized net charge-off rate:
10% increase	$(2,431)	$(2,077)
20% increase	$(4,873)	$(4,112)
Annualized prepayment rate:
10% increase	$(1,074)	$(674)
20% increase	$(2,020)	$(1,227)

Fair Value Reconciliation

The following table presents other asset-backed securities related to Structured Program transactions activity:

	Three Months Ended March 31,
	2026	2025
Fair value at beginning of period	$219,370	$169,948
Additions	52,958	24,886
Cash received	(32,776)	(21,303)
Credit loss benefit (expense) for securities available for sale	277	(1,321)
Change in unrealized (loss) gain	(1,480)	334
Fair value at end of period	$238,349	$172,544

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	March 31, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	8.9%	16.2%	10.3%	8.9%	16.2%	10.4%
Annualized net charge-off rate (1)	3.4%	18.4%	6.1%	3.3%	19.5%	6.5%
Annualized prepayment rate (1)	20.0%	26.5%	25.5%	19.9%	25.9%	24.6%
Market servicing rate (2)	0.58%	0.58%	0.58%	0.58%	0.58%	0.58%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	March 31, 2026	December 31, 2025
Fair value of servicing assets	$67,078	$65,167
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(589)	$(567)
200 basis point increase	$(1,178)	$(1,134)
Annualized net charge-off rate:
10% increase	$(574)	$(536)
20% increase	$(1,148)	$(1,071)
Annualized prepayment rate:
10% increase	$(2,013)	$(1,892)
20% increase	$(4,025)	$(3,785)

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

	March 31, 2026	December 31, 2025
Weighted-average market servicing rate assumptions	0.58%	0.58%
Change in fair value from:
Market servicing rate increase by 0.10%	$(7,451)	$(7,289)
Market servicing rate decrease by 0.10%	$7,451	$7,289

Fair Value Reconciliation

The following table presents servicing assets activity:

	Three Months Ended March 31,
	2026	2025
Fair value at beginning of period	$65,167	$60,697
Issuances (1)	17,485	13,265
Change in fair value (2)	(15,574)	(17,058)
Fair value at end of period	$67,078	$56,904
(1)    Represents the servicing assets recorded when the loans are sold. Included in “Gain on sales of loans” on the Income Statement.
(2)    Included in “Net fair value adjustments” on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets and liabilities that are not recorded at fair value on a recurring basis:

March 31, 2026	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment at amortized cost, net	$3,463,140	$—	$—	$3,673,022	$3,673,022
Other assets	50,514	—	50,375	139	50,514
Total assets	$3,513,654	$—	$50,375	$3,673,161	$3,723,536

Liabilities:
Deposits (1)	$2,536,168	$—	$—	$2,538,320	$2,538,320
Other liabilities	47,245	—	19,029	28,216	47,245
Total liabilities	$2,583,413	$—	$19,029	$2,566,536	$2,585,565

December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment at amortized cost, net	$3,997,069	$—	$—	$4,251,852	$4,251,852
Other assets	47,470	—	47,312	453	47,765
Total assets	$4,044,539	$—	$47,312	$4,252,305	$4,299,617

Liabilities:
Deposits (1)	$2,434,422	$—	$—	$2,437,209	$2,437,209
Other liabilities	40,931	—	11,926	29,005	40,931
Total liabilities	$2,475,353	$—	$11,926	$2,466,214	$2,478,140
(1)    Excludes deposit liabilities with no defined or contractual maturities.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Structured Program Transactions and Variable Interest Entities

The Company’s VIEs relate to its Structured Program transactions. As of both March 31, 2026 and December 31, 2025, the Company did not consolidate any VIEs. Accordingly, holders of the related securities can look only to the assets of the VIEs that issued the securities and there is no direct recourse to the Company’s assets.

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with unconsolidated VIEs:

	March 31, 2026	December 31, 2025
Assets
Securities available for sale at fair value	$3,484,729	$3,311,780
Other assets	56,684	53,660
Total assets	3,541,413	3,365,440
Liabilities
Other liabilities	355	1,023
Total liabilities	355	1,023
Total net assets (maximum loss exposure)	$3,541,058	$3,364,417

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

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

	Three Months Ended March 31,
	2026	2025
Fair value of consideration received:
Cash	$416,098	$148,379
Net securities retained from Structured Program transactions	635,132	349,002
Other assets, net	12,585	5,974
Total consideration	1,063,815	503,355
Fair value of loans sold	(1,051,786)	(498,058)
Gain on sales of loans(1)	$12,029	$5,297

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$11,350	$8,896
Interest received on securities retained from Structured Program transactions	$50,996	$51,134
(1)    Consists primarily of servicing assets recognized at the time of loan sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale.

As of March 31, 2026, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $4.7 billion, of which $65.2 million was 30 days or more past due. As of December 31, 2025, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $4.4 billion, of which $64.9 million was 30 days or more past due. For such loans, the Company would only experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

Derivatives Not Designated as Accounting Hedges

During the first quarter of 2026, the Company voluntarily de-designated all of its interest rate swaps previously designated as fair value hedges. Following de-designation, changes in the fair value of these derivatives are recorded in “Net fair value adjustments” on the Income Statement, and the remaining unamortized basis adjustments on the previously hedged items are amortized through interest income over the remaining life of the underlying instruments. As of March 31, 2026, the remaining unamortized basis adjustment totaled $0.8 million for previously hedged unsecured consumer loans and $0.4 million for previously hedged AFS securities.

The table below presents the notional and gross fair value amounts of the Company’s derivatives:

	March 31, 2026			December 31, 2025
	Notional	Derivative Asset (1)	Derivative Liability (1)	Notional	Derivative Asset (1)	Derivative Liability (1)
Credit derivatives	$1,404	$—	$(355)	$3,737	$—	$(1,327)
Interest rate contracts:
Interest rate caps	675,000	4,430	—	325,000	528	—
Interest rate swaps	1,325,000	966	(1,623)	125,000	—	(234)
Total interest rate contracts	$2,000,000	$5,396	$(1,623)	$450,000	$528	$(234)

Total	$2,001,404	$5,396	$(1,978)	$453,737	$528	$(1,561)
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

The table below presents the gains (losses) recognized on the Company’s derivatives:

	Three Months Ended March 31,
	2026	2025
Credit derivatives (1)	$289	$1,159
Interest rate contracts (2)	2,901	(60)
Total gains	$3,190	$1,099
(1)    The initial fair value of the credit derivative liabilities is recorded in “Gain on sales of loans” with incremental changes in the fair value recorded in “Net fair value adjustments,” both on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

(2)    Recorded in “Net fair value adjustments” on the Income Statement.

Derivatives Designated as Accounting Hedges

As of March 31, 2026, there were no derivatives designated as hedging instruments. Prior period amounts in the tables below reflect periods in which hedge accounting was applied.

The table below presents the notional and gross fair value amounts of the Company’s interest rate swaps that were designated as fair value hedges:

	December 31, 2025
	Notional	Derivative Asset (1)	Derivative Liability (1)
Unsecured consumer loans	$575,000	$81	$(1,566)
Securities available for sale	475,000	146	(774)
Total interest rate swaps	$1,050,000	$227	$(2,340)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.

The following table summarizes the gain (loss) recognized on the Company’s fair value hedges:

Three Months Ended March 31, 2025
Unsecured consumer loans:
Hedged item	$253
Derivatives	(278)
Interest settlement on derivative (1)	(535)
Total loss on hedged unsecured consumer loans (2)	(560)

Securities available for sale:
Hedged item	1,859
Derivatives	(1,933)
Interest settlement on derivative (1)	616
Total gain on hedged securities available for sale (3)	542

Total loss on fair value hedges	$(18)
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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the cumulative basis adjustments for fair value hedges:

	December 31, 2025
Balance Sheet Line Item	Carrying Amount of Closed Portfolio(1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items
Loans and leases held for investment	$1,283,622	$1,597
Securities available for sale	$1,091,921	$727
(1)    Represents the total closed portfolio of assets (at amortized cost) designated in a portfolio method hedge relationship in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship. At December 31, 2025, the amortized cost of unsecured consumer loans and AFS securities, designated as the hedged items in the portfolio layer hedging relationship, was $575.0 million and $475.0 million, respectively.

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	March 31, 2026	December 31, 2025
Software (1)	$275,472	$259,773
Land, building and building improvements (2)	95,932	81,601
Leasehold improvements	30,686	30,686
Computer equipment	7,498	5,829
Furniture and fixtures	7,459	5,554
Total property, equipment and software	417,047	383,443
Accumulated depreciation and amortization	(143,575)	(129,355)
Total property, equipment and software, net	$273,472	$254,088
(1)    Includes $36.5 million and $28.3 million of development in progress for internally-developed software and $6.7 million and $6.8 million of development in progress to customize purchased software as of March 31, 2026 and December 31, 2025, respectively.
(2)    Includes $22.0 million and $7.7 million of building improvements in progress as of March 31, 2026 and December 31, 2025, respectively.

Depreciation and amortization expense on property, equipment and software was $15.1 million and $13.1 million for the first quarter of 2026 and 2025, respectively.

9. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both March 31, 2026 and December 31, 2025. The Company did not record any goodwill impairment expense during the first quarter of 2026 and 2025. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

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

Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	March 31, 2026	December 31, 2025
Gross carrying value	$56,490	$56,490
Accumulated amortization	(49,813)	(49,071)
Net carrying value	$6,677	$7,419

Amortization expense associated with intangible assets for the first quarter of 2026 and 2025 was $0.7 million and $0.8 million, respectively. There was no impairment loss for the first quarter of 2026 and 2025.

The expected future amortization expense for intangible assets as of March 31, 2026, is as follows:

2026	$1,894
2027	1,943
2028	1,179
2029	729
2030	456
Thereafter	476
Total	$6,677

10. Other Assets

Other assets consist of the following:

	March 31, 2026	December 31, 2025
Deferred tax assets, net (1)	$96,594	$96,159
Servicing assets (2)	67,217	65,326
Nonmarketable equity investments	48,605	48,462
Accrued interest receivable	45,003	43,918
Operating lease assets	10,761	12,942
Intangible assets, net (3)	6,677	7,419
Other	89,244	93,860
Total other assets	$364,101	$368,086
(1)    See “Note 15. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $7.8 billion and $7.6 billion as of March 31, 2026 and December 31, 2025, respectively.
(3)    See “Note 9. Goodwill and Intangible Assets” for additional detail.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

11. Deposits

Deposits consist of the following:

	March 31, 2026	December 31, 2025
Interest-bearing deposits:
Savings and money market accounts	$6,814,486	$6,599,737
Certificates of deposit	2,536,168	2,434,422
Checking accounts	430,914	425,324
Total	9,781,568	9,459,483
Noninterest-bearing deposits	407,943	374,387
Total deposits	$10,189,511	$9,833,870

Total certificates of deposit at March 31, 2026 are scheduled to mature as follows:

2026	$2,150,055
2027	367,690
2028	6,159
2029	10,376
2030	1,249
Thereafter	639
Total certificates of deposit (1)	$2,536,168
(1)    Certificates of deposit in excess of the FDIC insurance limit of $250 thousand per account holder totaled $129.4 million at March 31, 2026.

12. Borrowings

The Company did not have any debt outstanding as of March 31, 2026 or December 31, 2025.

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	March 31, 2026		December 31, 2025
	Available Borrowing Capacity	Pledged Collateral (1)	Available Borrowing Capacity	Pledged Collateral (2)
FRB Discount Window	$3,011,674	$3,882,429	$3,294,827	$4,245,845
FHLB of Des Moines	672,717	864,749	679,361	861,913
Total	$3,684,391	$4,747,178	$3,974,188	$5,107,758
(1)    As of March 31, 2026, the Company had $3.9 billion in loans pledged under the Federal Reserve System (FRB) Discount Window, and $501.1 million in loans and $363.7 million in securities available for sale at fair value pledged to the Federal Home Loan Bank (FHLB) of Des Moines.
(2)    As of December 31, 2025, the Company had $4.2 billion in loans pledged under the FRB Discount Window, and $486.2 million in loans and $375.7 million in securities available for sale at fair value pledged to the FHLB of Des Moines.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

13. Other Liabilities

Other liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses	$83,043	$87,341
Due to borrowers (1)	47,258	60,254
Payable to investors (2)	19,029	11,926
Operating lease liabilities	12,481	15,826
Other	64,989	58,171
Total other liabilities	$226,800	$233,518
(1)    Represents originated loans for which disbursement of funds is pending to borrowers.
(2)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

14. Equity

Share Repurchases

On November 4, 2025, the Company’s Board of Directors approved a program to repurchase and acquire up to $100 million of the Company’s common stock through December 31, 2026. During the first quarter of 2026, the Company repurchased 746,807 shares of LendingClub common stock on the open market at an average price of $16.86 per share and retired those shares upon repurchase.

Employee Incentive Plans

The Company’s equity incentive plans provide for granting awards, including restricted stock units (RSUs), performance-based restricted stock units (PBRSUs), cash awards and stock options to employees, officers and directors.

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
RSUs	$7,529	$9,074
PBRSUs	1,005	847
Stock-based compensation expense, gross	8,534	9,921
Less: Capitalized stock-based compensation expense	960	1,402
Stock-based compensation expense, net	$7,574	$8,519

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	4,278,687	$10.73
Granted	1,646,297	$15.14
Vested	(1,221,551)	$8.86
Forfeited	(141,344)	$11.06
Unvested at March 31, 2026	4,562,089	$12.81

During the first quarter of 2026, the Company granted 1,646,297 RSUs with an aggregate fair value of $24.9 million.

As of March 31, 2026, there was $52.6 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years, subject to any forfeitures.

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

The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	1,160,819	$8.86
Granted	641,982	$14.72
Vested	(485,134)	$7.62
Unvested at March 31, 2026	1,317,667	$12.17

During the first quarter of 2026, the Company granted 641,982 PBRSUs with an aggregate fair value of $9.3 million.

As of March 31, 2026, there was $11.7 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years, subject to any forfeitures.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

15. Income Taxes

For the first quarter of 2026, the Company recorded an income tax expense of $15.7 million, representing an effective tax rate of 23.4%. For the first quarter of 2025, the Company recorded an income tax expense of $4.0 million, representing an effective tax rate of 25.6%. The effective tax rate differs from the federal statutory rate primarily due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. The decrease in the effective tax rate period over period was primarily driven by a reduction in the overall effective state tax rate resulting from California Senate Bill 132, which was signed into law on June 27, 2025, requires a single-sales-factor apportionment formula for banks and financial companies, and is effective for tax years beginning in 2025.

The following table summarizes the Company’s net deferred tax assets:

	March 31, 2026	December 31, 2025
Deferred tax assets, net of liabilities	$144,641	$144,206
Valuation allowance	(48,047)	(48,047)
Deferred tax assets, net of valuation allowance	$96,594	$96,159

16. Leases

Lessee Arrangements

Following the expiration of its prior headquarters lease, the Company relocated its headquarters in April 2026 to an office building in San Francisco, California that it acquired in the previous year.

The Company has various operating leases for office space in the Salt Lake City, Utah area, Boston, Massachusetts, and New York, New York, with remaining lease terms ranging from approximately two to three years as of March 31, 2026.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	March 31, 2026	December 31, 2025
Operating lease assets	Other assets	$10,761	$12,942
Operating lease liabilities	Other liabilities	$12,481	$15,826

Net lease costs were $2.8 million and $2.7 million during the first quarter of 2026 and 2025, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The Company’s future minimum undiscounted lease payments under operating leases as of March 31, 2026 were as follows:

Operating Lease Payments
2026	$4,469
2027	5,010
2028	4,046
2029	909
Total lease payments	$14,434
Discount effect	(1,953)
Present value of future minimum lease payments	$12,481

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	2.78	2.64
Weighted-average discount rate	4.39%	4.56%

Lessor Arrangements

Operating Leases

The Company leases space in its office building to third-party tenants under operating lease agreements with initial term expiration dates extending until 2034. Some of the agreements include options to extend the lease term for an additional five years.

Rental income earned from such leases was as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Rental income (1)	$1,992	$—
(1)    Recorded in “Other non-interest income” on the Income Statement.

Future fixed lease payments to be received by the Company as of March 31, 2026, under non-cancelable operating leases, were as follows:

2026	$3,302
2027	3,356
2028	2,460
2029	1,932
2030	1,990
Thereafter	6,215
Total lease payments	$19,255

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Sales-type Leases

The Company has sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term.

Interest earned on Equipment Finance was as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Interest earned (1)	$520	$847
(1)    Recorded in “Interest and fees on loans and leases held for investment” on the Income Statement.

The components of Equipment Finance assets are as follows:

	March 31, 2026	December 31, 2025
Lease receivables	$21,352	$25,384
Unguaranteed residual asset values	18,238	17,907
Unearned income	(3,273)	(3,690)
Deferred costs	130	156
Total	$36,447	$39,757

Future minimum lease payments based on maturity of the Company’s sales-type leases as of March 31, 2026 were as follows:

2026	$9,399
2027	7,479
2028	3,715
2029	1,434
Total lease payments	$22,027
Discount effect	(675)
Present value of future minimum lease payments	$21,352

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Unfunded Lending Commitments

As of March 31, 2026 and December 31, 2025, the contractual amount of unfunded lending commitments totaled $91.1 million and $98.2 million, respectively, of which $44.1 million and $52.0 million, respectively, are commitments for loans (at amortized cost) to be funded. See “Note 4. Loans” for additional detail related to the reserve for unfunded lending commitments.

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

Based on information available to the Company as of the date of this Report, the Company does not believe that the resolution of the pending claims will have a material adverse effect on its financial position, results of operations or cash flows.

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

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Additionally, a capital conservation buffer of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums prescribed under the Basel III capital framework. The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA framework provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At March 31, 2026 and December 31, 2025, the Company’s and LC Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as “well-capitalized” institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since March 31, 2026 that management believes would change the Company’s categorization.

The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as LC Bank’s regulatory minimum and “well capitalized” requirements (dollars in millions):

	March 31, 2026		December 31, 2025		Required Minimum (1)	Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,376.8	17.0%	$1,342.6	17.4%	7.0%	N/A
Tier 1 capital	$1,376.8	17.0%	$1,342.6	17.4%	8.5%	6.0%
Total capital	$1,479.7	18.3%	$1,441.0	18.7%	10.5%	10.0%
Tier 1 leverage	$1,376.8	11.9%	$1,342.6	12.0%	4.0%	N/A
Risk-weighted assets	$8,093.4	N/A	$7,696.1	N/A	N/A	N/A
Quarterly adjusted average assets	$11,523.0	N/A	$11,174.0	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,246.2	15.5%	$1,183.9	15.5%	7.0%	6.5%
Tier 1 capital	$1,246.2	15.5%	$1,183.9	15.5%	8.5%	8.0%
Total capital	$1,348.5	16.8%	$1,281.8	16.8%	10.5%	10.0%
Tier 1 leverage	$1,246.2	10.9%	$1,183.9	10.7%	4.0%	5.0%
Risk-weighted assets	$8,050.2	N/A	$7,652.0	N/A	N/A	N/A
Quarterly adjusted average assets	$11,448.5	N/A	$11,090.4	N/A	N/A	N/A
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

Financial information for the segments is presented in the following tables:

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025
Interest income:
Interest income	$260,945	$231,755	$262	$304	$261,207	$232,059
Interest expense	(84,973)	(82,102)	—	—	(84,973)	(82,102)
Net interest income	175,972	149,653	262	304	176,234	149,957

Non-interest income:
Origination fees(1)	129,988	69,933	100	11	130,088	69,944
Servicing fees(1)	5,342	198	4,991	4,912	10,333	5,110
Gain on sales of loans(1)	16,269	12,202	—	—	16,269	12,202
Net fair value adjustments(1)	(89,666)	(30,123)	741	872	(88,925)	(29,251)
Other non-interest income	11,130	12,941	2,128	1,991	13,258	14,932
Total non-interest income	73,063	65,151	7,960	7,786	81,023	72,937

Total net revenue	249,035	214,804	8,222	8,090	257,257	222,894

Provision for credit losses	(390)	(58,149)	—	—	(390)	(58,149)

Non-interest expense:
Compensation and benefits	(64,095)	(56,863)	(1,419)	(1,526)	(65,514)	(58,389)
Marketing	(55,415)	(29,239)	—	—	(55,415)	(29,239)
Equipment and software	(15,293)	(14,619)	—	(25)	(15,293)	(14,644)
Depreciation and amortization	(14,992)	(12,543)	(827)	(1,366)	(15,819)	(13,909)
Professional services	(11,687)	(9,637)	(80)	(127)	(11,767)	(9,764)
Occupancy	(3,971)	(2,401)	(2,420)	(1,944)	(6,391)	(4,345)
Other non-interest expense	(17,296)	(14,447)	(2,044)	(4,313)	(19,340)	(18,760)
Total non-interest expense	(182,749)	(139,749)	(6,790)	(9,301)	(189,539)	(149,050)
Income tax benefit (expense)	(14,895)	(4,872)	(830)	848	(15,725)	(4,024)
Net income (loss) (2)	$51,001	$12,034	$602	$(363)	$51,603	$11,671
Capital expenditures	$25,784	$13,066	$—	$—	$25,784	$13,066
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended March 31,
	2026	2025
Total net revenue – reportable segments	$257,257	$222,894
Intercompany eliminations	(5,006)	(5,183)
Total net revenue – consolidated	$252,251	$217,711

Each expense item reported above represents the Company’s “significant segment expenses” as they are separately evaluated by the CODM, with the exception of “Other non-interest expense” which represents “other segment items” and encompasses various miscellaneous operating expenses.

LENDINGCLUB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Assets
Total cash and cash equivalents	$782,503	$901,246	$106,860	$127,087	$889,363	$1,028,333
Restricted cash	—	—	25,589	16,659	25,589	16,659
Securities available for sale at fair value	3,857,338	3,696,626	10,238	10,083	3,867,576	3,706,709
Loans held for sale at fair value	1,836,121	1,762,396	—	—	1,836,121	1,762,396
Loans held for investment at fair value	1,237,093	472,301	757	1,013	1,237,850	473,314
Loans and leases held for investment at amortized cost, net	3,463,140	3,997,069	—	—	3,463,140	3,997,069
Property, equipment and software, net	270,122	250,168	3,350	3,920	273,472	254,088
Investment in subsidiary	—	—	919,364	903,339	919,364	903,339
Goodwill	75,717	75,717	—	—	75,717	75,717
Other assets	323,674	316,488	37,554	72,323	361,228	388,811
Total assets	11,845,708	11,472,011	1,103,712	1,134,424	12,949,420	12,606,435
Liabilities and Equity
Total deposits	10,282,601	9,948,426	—	—	10,282,601	9,948,426
Other liabilities	200,976	217,930	22,951	36,313	223,927	254,243
Total liabilities	10,483,577	10,166,356	22,951	36,313	10,506,528	10,202,669
Total equity	1,362,131	1,305,655	1,080,761	1,098,111	2,442,892	2,403,766
Total liabilities and equity	$11,845,708	$11,472,011	$1,103,712	$1,134,424	$12,949,420	$12,606,435

	March 31, 2026	December 31, 2025
Total assets – reportable segments	$12,949,420	$12,606,435
Intercompany eliminations	(1,009,581)	(1,038,619)
Total assets – consolidated	$11,939,839	$11,567,816

	March 31, 2026	December 31, 2025
Total liabilities and equity – reportable segments	$12,949,420	$12,606,435
Intercompany eliminations – liabilities	(90,217)	(135,281)
Intercompany eliminations – equity	(919,364)	(903,338)
Total liabilities and equity – consolidated	$11,939,839	$11,567,816

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q (Report). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in “Part I – Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report) and, if applicable, as modified by “Part II – Item 1A. Risk Factors” in this Report. The forward-looking statements included in this Report are made only as of the date hereof and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Election of Fair Value Option

Effective January 1, 2026, we elected the fair value option to account for held for investment (HFI) loans that were originated on or after that date (fair value option election). Prior to this election, loans that were originated as HFI were, and will continue to be, accounted for at amortized cost, which required the initial recognition of a CECL allowance for lifetime expected credit losses. We believe that applying the fair value option, rather than amortized cost accounting with the CECL methodology, to HFI loans more accurately reflects the in-period economic performance of the loans by better aligning the value of the loan to its then fair value. Under the fair value option, origination fee revenue and marketing costs are recognized in earnings at the time of loan origination, rather than being deferred. Fair value adjustments on loans are recognized in current period earnings within “Net fair value adjustments” and include the impact of credit losses that previously would have been recorded as a provision expense under CECL. Further, by applying the fair value option to HFI loans, we are applying the same accounting methodology to all loans we originate on or after January 1, 2026, as both HFI and held for sale (HFS) loans are now measured at fair value.

Financial Highlights

We delivered several financial achievements in the first quarter of 2026, including total net revenue of $252.3 million, an increase of 16% compared to the same period in the prior year. This growth was primarily driven by an increase in loan origination volume along with higher loan sales, improved loan sale pricing, and a higher net interest margin. Net income grew to $51.6 million, with diluted EPS of $0.44, compared to $11.7 million, with diluted EPS of $0.10, in the prior year.

The following tables summarize our selected financial data:

	As of and for the three months ended
	March 31, 2026	December 31, 2025	March 31, 2025
Net interest income	$176,234	$163,027	$149,957
Non-interest income	76,017	103,444	67,754
Total net revenue	252,251	266,471	217,711
Provision for credit losses	390	47,158	58,149
Non-interest expense	184,533	169,284	143,867
Income before income tax expense	67,328	50,029	15,695
Income tax expense	(15,725)	(8,475)	(4,024)
Net income	$51,603	$41,554	$11,671
Diluted EPS	$0.44	$0.35	$0.10

Total loan originations (in millions) (1)	$2,669	$2,637	$2,032
Current period originations sold or held for sale	$1,717	$2,090	$1,314
Current period originations held for investment	$952	$547	$717

Total servicing portfolio (in millions) (2)	$13,854	$13,423	$12,241
Loans serviced for others	$7,750	$7,601	$7,130

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of and for the three months ended
	March 31, 2026	December 31, 2025	March 31, 2025
Performance Metrics:
Net interest margin	6.28%	5.98%	5.97%
Profit margin (3)	26.7%	18.8%	7.2%
Return on average equity (ROE) (4)	13.7%	11.3%	3.5%
Return on tangible common equity (ROTCE) (5)(6)	14.5%	11.9%	3.7%
Return on average total assets (ROA) (7)	1.8%	1.5%	0.4%
Marketing expense as a % of loan originations(1)	2.08%	1.73%	1.44%

Average balance - total loans and leases held for investment	$4,797,639	$4,767,573	$5,030,204
Net charge-offs - total loans and leases held for investment	$42,493	$47,852	$76,128
Net charge-off ratio - total loans and leases held for investment (8)	3.5%	4.0%	6.1%

Capital Metrics:
Common equity tier 1 capital ratio	17.0%	17.4%	17.8%
Tier 1 leverage ratio	11.9%	12.0%	11.7%
Book value per common share	$13.19	$13.01	$11.95
Tangible book value per common share (6)	$12.49	$12.30	$11.22
(1)    Beginning in the first quarter of 2026, includes all loans originated during the respective periods (unsecured consumer loans, auto loans and small business loans). Previously this included unsecured consumer loans and auto loans only. In the first quarter of 2026, this update included $15 million of small business loan originations. Prior periods have been reclassified to conform to the current period presentation.
(2)    Reflects loans serviced on our platform, which includes outstanding balances of unsecured consumer loans and auto loans serviced for others for which servicing rights are retained by the Company.
(3)    Calculated as the ratio of income before income tax expense to total net revenue.
(4)    Calculated as annualized net income divided by average equity for the period presented.
(5)    Calculated as annualized net income divided by average tangible common equity for the period presented.
(6)    Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information.
(7)    Calculated as annualized net income divided by average total assets for the period presented.
(8)    Beginning in the first quarter of 2026, the net charge-off ratio is calculated as annualized net charge-offs for total loans and leases held for investment (at amortized cost and fair value) divided by average total outstanding loans and leases held for investment during the period. Prior to the first quarter of 2026, this was calculated based on loans and leases held for investment at amortized cost only. Prior period amounts have been reclassified to conform to the current period presentation.

	As of the period ended
	March 31, 2026	December 31, 2025	March 31, 2025
Balance Sheet Data:
Securities available for sale	$3,867,576	$3,706,709	$3,426,571
Loans held for sale	$1,836,121	$1,762,396	$703,378
Loans and leases held for investment	$4,700,990	$4,470,383	$4,790,138
Total loans and leases	$6,537,111	$6,232,779	$5,493,516
Total assets	$11,939,839	$11,567,816	$10,483,096
Total deposits (1)	$10,189,511	$9,833,870	$8,905,902
Total liabilities	$10,416,311	$10,067,388	$9,118,579
Total equity	$1,523,528	$1,500,428	$1,364,517
(1)    As of March 31, 2026, Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 88% of total deposits.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Credit Quality Indicators

We evaluate the credit quality of our loan and leases held for investment based on delinquency status and payment activity. The following tables present loans and leases held for investment (at amortized cost and fair value) by delinquency status:

March 31, 2026	Current	30-59 Days	60-89 Days	90 or More Days	Total	Guaranteed Amount (1)
Unsecured consumer (2)	$3,703,293	$22,006	$18,305	$16,826	$3,760,430	$—
Residential mortgages	147,730	1,719	—	25	149,474	—
Secured consumer	341,829	3,012	545	237	345,623	—
Total consumer loans held for investment	4,192,852	26,737	18,850	17,088	4,255,527	—

Equipment finance (3)	32,824	—	—	3,623	36,447	—
Commercial real estate (4)	480,877	—	399	10,295	491,571	38,372
Commercial and industrial	129,103	3,662	1,417	20,122	154,304	107,816
Total commercial loans and leases held for investment	642,804	$3,662	$1,816	$34,040	$682,322	$146,188
Total loans and leases held for investment	$4,835,656	$30,399	$20,666	$51,128	$4,937,849	$146,188

December 31, 2025	Current	30-59 Days	60-89 Days	90 or More Days	Total	Guaranteed Amount (1)
Unsecured consumer (2)	$3,600,434	$24,075	$19,685	$18,929	$3,663,123	$—
Residential mortgages	150,099	—	888	86	151,073	—
Secured consumer	257,063	3,015	596	395	261,069	—
Total consumer loans held for investment	4,007,596	27,090	21,169	19,410	4,075,265	—

Equipment finance (3)	35,973	696	—	3,088	39,757	—
Commercial real estate (4)	461,307	—	—	11,182	472,489	39,507
Commercial and industrial	133,526	1,540	1,878	20,074	157,018	108,826
Total commercial loans and leases held for investment	630,806	2,236	1,878	34,344	669,264	148,333
Total loans and leases held for investment	$4,638,402	$29,326	$23,047	$53,754	$4,744,529	$148,333
(1)    Represents loan balances guaranteed by the Small Business Administration (SBA).
(2)    Excludes basis adjustment for loans previously designated in fair value hedges under the portfolio layer method of $0.8 million and $1.6 million as of March 31, 2026 and December 31, 2025, respectively.
(3)    Comprised of sales-type leases for equipment.
(4)    Includes $307.0 million and $286.8 million in loans originated through the SBA as of March 31, 2026 and December 31, 2025, respectively.

The above summary should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety. For additional discussion related to our operating segments, see “Segment Information.”

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following table sets forth the Income Statement data for each of the periods presented:

	Three Months Ended			Change (%)
	March 31, 2026	December 31, 2025	March 31, 2025	Q1 2026 vs Q4 2025	Q1 2026 vs Q1 2025
Interest income:
Interest on loans(1)	$199,897	$185,814	$166,173	8%	20%
Interest on securities available for sale	54,411	55,948	56,280	(3)%	(3)%
Other interest income	6,899	8,824	9,606	(22)%	(28)%
Total interest income	261,207	250,586	232,059	4%	13%

Interest expense:
Interest on deposits	84,971	87,558	82,100	(3)%	3%
Other interest expense	2	1	2	100%	—%
Total interest expense	84,973	87,559	82,102	(3)%	3%

Net interest income	176,234	163,027	149,957	8%	18%

Non-interest income:
Origination fees(1)	130,088	109,562	69,944	19%	86%
Servicing fees(1)	13,113	12,845	12,748	2%	3%
Gain on sales of loans(1)	16,269	15,546	12,202	5%	33%
Net fair value adjustments(1)	(88,925)	(39,451)	(29,251)	(125)%	(204)%
Other non-interest income	5,472	4,942	2,111	11%	159%
Total non-interest income	76,017	103,444	67,754	(27)%	12%

Total net revenue	252,251	266,471	217,711	(5)%	16%

Provision for credit losses	390	47,158	58,149	(99)%	(99)%

Non-interest expense:
Compensation and benefits	65,514	60,638	58,389	8%	12%
Marketing	55,415	45,680	29,239	21%	90%
Equipment and software	15,293	14,410	14,644	6%	4%
Depreciation and amortization	15,819	16,641	13,909	(5)%	14%
Professional services	11,767	11,353	9,764	4%	21%
Occupancy	6,391	5,457	4,345	17%	47%
Other non-interest expense	14,334	15,105	13,577	(5)%	6%
Total non-interest expense	184,533	169,284	143,867	9%	28%

Income before income tax expense	67,328	50,029	15,695	35%	329%
Income tax expense	(15,725)	(8,475)	(4,024)	86%	291%
Net income	$51,603	$41,554	$11,671	24%	342%
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.

The analysis below is presented for the following periods: First quarter of 2026 compared to the fourth quarter of 2025 (sequential) and first quarter of 2026 compared to the first quarter of 2025 (year over year).

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

	Three Months Ended March 31, 2026			Three Months Ended December 31, 2025			Three Months Ended March 31, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets (1)
Cash, cash equivalents, restricted cash and other	$775,385	$6,899	3.56%	$905,427	$8,824	3.90%	$893,058	$9,606	4.30%
Securities available for sale at fair value	3,737,199	54,411	5.82%	3,695,980	55,948	6.06%	3,397,720	56,280	6.63%
Loans held for sale at fair value	1,910,017	64,531	13.51%	1,530,624	51,006	13.33%	723,972	21,814	12.05%
Loans held for investment at fair value	807,486	25,467	12.62%	455,168	12,292	10.80%	921,008	25,410	11.04%
Loans and leases held for investment at amortized cost:
Unsecured consumer loans	2,934,584	94,763	12.92%	3,252,204	106,716	13.13%	3,097,136	104,722	13.53%
Commercial and secured consumer loans	1,055,569	15,136	5.74%	1,060,201	15,800	5.96%	1,012,060	14,227	5.62%
Loans and leases held for investment at amortized cost	3,990,153	109,899	11.02%	4,312,405	122,516	11.36%	4,109,196	118,949	11.58%
Total loans and leases held for investment	4,797,639	135,366	11.29%	4,767,573	134,808	11.31%	5,030,204	144,359	11.48%
Total interest-earning assets	11,220,240	261,207	9.31%	10,899,604	250,586	9.20%	10,044,954	232,059	9.24%

Cash and due from banks and restricted cash	26,343			32,308			30,084
Allowance for loan and lease losses	(262,466)			(275,187)			(239,608)
Other non-interest earning assets	668,486			644,221			593,740
Total assets	$11,652,603			$11,300,946			$10,429,170

Interest-bearing liabilities
Interest-bearing deposits(2):
Savings and money market accounts	$6,694,780	$58,714	3.56%	$6,478,888	$60,960	3.73%	$5,917,852	$55,881	3.83%
Certificates of deposit	2,488,015	25,174	4.10%	2,400,374	25,377	4.19%	2,172,242	24,866	4.64%
Checking accounts	393,963	1,083	1.12%	396,430	1,221	1.22%	430,449	1,353	1.27%
Interest-bearing deposits	9,576,758	84,971	3.60%	9,275,692	87,558	3.75%	8,520,543	82,100	3.91%
Other interest-bearing liabilities	222	2	3.79%	109	1	4.28%	222	2	4.47%
Total interest-bearing liabilities	9,576,980	84,973	3.60%	9,275,801	87,559	3.75%	8,520,765	82,102	3.91%

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2026			Three Months Ended December 31, 2025			Three Months Ended March 31, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Noninterest-bearing deposits	334,136			311,147			321,777
Other liabilities	233,776			240,642			237,155
Total liabilities	$10,144,892			$9,827,590			$9,079,697

Total equity	$1,507,711			$1,473,356			$1,349,473
Total liabilities and equity	$11,652,603			$11,300,946			$10,429,170

Interest rate spread			5.71%			5.45%			5.33%

Net interest income and net interest margin		$176,234	6.28%		$163,027	5.98%		$149,957	5.97%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

An analysis of the sequential and year-over-year changes in the categories of interest income and interest expense resulting from changes in volume and rate is as follows:

	Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
	Increase (Decrease) Due to Change in:
	Average Volume (1)	Average Yield/Rate (1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(1,199)	$(726)	$(1,925)
Securities available for sale at fair value	619	(2,156)	(1,537)
Loans held for sale at fair value	12,809	716	13,525
Loans held for investment at fair value	10,827	2,348	13,175
Loans and leases held for investment at amortized cost	(8,957)	(3,660)	(12,617)
Total increase (decrease) in interest income on interest-earning assets	$14,099	$(3,478)	$10,621
Interest-bearing liabilities
Savings and money market accounts	$1,432	$(3,678)	$(2,246)
Certificates of deposit	557	(760)	(203)
Checking accounts	(9)	(129)	(138)
Interest-bearing deposits	1,980	(4,567)	(2,587)
Other interest-bearing liabilities	1	—	1
Total increase (decrease) in interest expense on interest-bearing liabilities	$1,981	$(4,567)	$(2,586)

Increase in net interest income	$12,118	$1,089	$13,207
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
	Increase (Decrease) Due to Change in:
	Average Volume (1)	Average Yield/Rate (1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(1,171)	$(1,536)	$(2,707)
Securities available for sale at fair value	5,315	(7,184)	(1,869)
Loans held for sale at fair value	39,772	2,945	42,717
Loans held for investment at fair value	(3,339)	3,396	57
Loans and leases held for investment at amortized cost	(3,383)	(5,667)	(9,050)
Total increase (decrease) in interest income on interest-earning assets	$37,194	$(8,046)	$29,148
Interest-bearing liabilities
Savings and money market accounts	$7,069	$(4,236)	$2,833
Certificates of deposit	3,426	(3,118)	308
Checking accounts	(109)	(161)	(270)
Interest-bearing deposits	10,386	(7,515)	2,871
Other interest-bearing liabilities	—	—	—
Total increase (decrease) in interest expense on interest-bearing liabilities	$10,386	$(7,515)	$2,871

Increase (decrease) in net interest income	$26,808	$(531)	$26,277
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Non-Interest Income

Non-interest income consists of the following:

	Three Months Ended			Change (%)
	March 31, 2026	December 31, 2025	March 31, 2025	Q1 2026 vs Q4 2025	Q1 2026 vs Q1 2025
Origination fees	$130,088	$109,562	$69,944	19%	86%
Servicing fees	13,113	12,845	12,748	2%	3%
Gain on sales of loans	16,269	15,546	12,202	5%	33%
Net fair value adjustments	(88,925)	(39,451)	(29,251)	(125)%	(204)%
Other non-interest income	5,472	4,942	2,111	11%	159%
Total non-interest income	$76,017	$103,444	$67,754	(27)%	12%

Origination Fees

Origination fees are fees charged to borrowers in connection with the origination of a loan. As a result of our fair value option election, origination fees for newly originated HFI loans are now recognized in earnings at the time of origination, rather than being deferred and recognized over time under amortized cost accounting. Accordingly, origination fee revenue for the first quarter of 2026 includes revenue from both HFI and HFS loan originations, whereas prior periods reflect HFS loan originations only.

The following table presents loan origination volume during each of the periods set forth below, as well as the volume of loans originated under the fair value option, which is a key driver of origination fee revenue:

	Three Months Ended			Change (%)
	March 31, 2026	December 31, 2025	March 31, 2025	Q1 2026 vs Q4 2025	Q1 2026 vs Q1 2025
Current period originations sold or held for sale	$1,717,275	$2,090,339	$1,314,264	(18)%	31%
Current period originations held for investment	951,898	547,044	717,453	74%	33%
Total loan originations (1)	$2,669,173	$2,637,383	$2,031,717	1%	31%

Fair value option loan originations	$2,669,173	$2,090,339	$1,314,264	28%	103%
(1)    Prior periods have been reclassified to conform to the current period presentation. See “Overview” for additional information.

Sequential: Origination fees were $130.1 million and $109.6 million for the first quarter of 2026 and fourth quarter of 2025, respectively, an increase of 19%.

Year Over Year: Origination fees were $130.1 million and $69.9 million for the first quarter of 2026 and 2025, respectively, an increase of 86%.

The increases in origination fees were primarily driven by higher HFI loan origination volume, which now contributes to origination fee revenue following our election of the fair value option.

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

The table below illustrates the average balance of loans sold and subsequently serviced on behalf of the investors on our marketplace platform (in millions):

	Three Months Ended			Change (%)
	March 31, 2026	December 31, 2025	March 31, 2025	Q1 2026 vs Q4 2025	Q1 2026 vs Q1 2025
Average AUM – Loans sold	$7,676	$7,607	$7,169	1%	7%

In addition to the loans serviced on our marketplace platform, we serviced $38.3 million, $42.7 million and $93.1 million in outstanding principal balance of commercial loans sold as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

Sequential: Servicing fees were $13.1 million and $12.8 million for the first quarter of 2026 and fourth quarter of 2025, respectively, an increase of 2%. The increase was primarily due to the prior-quarter decrease in the fair value of the servicing asset resulting from a servicing asset write-off related to a loan portfolio purchase in the fourth quarter of 2025. This was partially offset by a reduction in servicing fees on delinquent loan collections.

Year Over Year: Servicing fees were $13.1 million and $12.7 million for the first quarter of 2026 and 2025, respectively, an increase of 3%. The increase was primarily due to the prior-year decrease in the fair value of the servicing asset based on higher future expected borrower prepayments, as well as a higher average principal balance of loans serviced in the current period. This was partially offset by a reduction in servicing fees on delinquent loan collections.

Gain on Sales of Loans

In connection with loan sales to marketplace investors, we capitalize the initial fair value of servicing rights. A gain or loss is recorded based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

The following table presents the unpaid principal balance of the volume of loans sold, which is a key driver of our gain on sales revenue, during each of the periods set forth below:

	Three Months Ended			Change (%)
	March 31, 2026	December 31, 2025	March 31, 2025	Q1 2026 vs Q4 2025	Q1 2026 vs Q1 2025
Loans sold	$1,407,187	$1,356,024	$1,117,973	4%	26%

Sequential: Gain on sales of loans was $16.3 million and $15.5 million for the first quarter of 2026 and fourth quarter of 2025, respectively, an increase of 5%.

Year Over Year: Gain on sales of loans was $16.3 million and $12.2 million for the first quarter of 2026 and 2025, respectively, an increase of 33%.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The increases in gain on sales of loans were primarily driven by the increase in the volume of loans sold.

Net Fair Value Adjustments

We record adjustments to the carrying value of loans, for which we have elected to account for under the fair value option, to reflect their fair value. These adjustments include gains or losses from sale prices in excess of or less than the loan principal amount sold and realized net charge-offs. In addition, as loans are held on the Balance Sheet, incremental fair value adjustments on the loans are recorded in “Net fair value adjustments” within “Non-interest income,” whereas the associated interest income is recorded within “Net interest income.”

As a result of our fair value option election, net fair value adjustments beginning in the first quarter of 2026 include adjustments related to newly originated HFI loans in addition to HFS and purchased HFI loans measured at fair value, whereas prior periods included only HFS and purchased HFI loans.

The following table presents the volume of loans originated under the fair value option, which is a key driver of the initial recognition of fair value adjustments:

	Three Months Ended			Change (%)
	March 31, 2026	December 31, 2025	March 31, 2025	Q1 2026 vs Q4 2025	Q1 2026 vs Q1 2025
Fair value option loan originations	$2,669,173	$2,090,339	$1,314,264	28%	103%

Sequential: Net fair value adjustments were $(88.9) million and $(39.5) million for the first quarter of 2026 and fourth quarter of 2025, respectively, an increased negative fair value adjustment of $49.5 million.

Year Over Year: Net fair value adjustments were $(88.9) million and $(29.3) million for the first quarter of 2026 and 2025, respectively, an increased negative fair value adjustment of $59.7 million.

The increases in net fair value adjustments were primarily driven by a higher volume of loans originated under the fair value option in the first quarter of 2026, resulting in greater initial fair value marks, as well as recurring fair value adjustments on a higher balance of loans measured at fair value.

See “Notes to Condensed Consolidated Financial Statements – Note 5. Fair Value Measurements” for additional information on the significant unobservable inputs used in the fair value measurement of HFI and HFS loans, as well as activity within these loan portfolios.

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

	Three Months Ended			Change (%)
	March 31, 2026	December 31, 2025	March 31, 2025	Q1 2026 vs Q4 2025	Q1 2026 vs Q1 2025
Rental income	$1,992	$2,342	$—	(15)%	N/M
Referral revenue	1,970	1,094	740	80%	166%
Other	1,510	1,506	1,371	—%	10%
Other non-interest income	$5,472	$4,942	$2,111	11%	159%

Sequential: Other non-interest income increased $0.5 million, or 11%, for the first quarter of 2026 compared to the fourth quarter of 2025. The increase in other non-interest income was primarily due to an increase in referral revenue, partially offset by a decrease in rental income earned from third-party tenants under operating lease agreements associated with the building purchased in the second quarter of 2025.

Year Over Year: Other non-interest income increased $3.4 million, or 159%, for the first quarter of 2026 compared to the same period in 2025. The increase in other non-interest income was primarily due to rental income earned from third-party tenants under operating lease agreements associated with the building purchased in the second quarter of 2025 and an increase in referral revenue.

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

As a result of our fair value option election for HFI loans originated on or after January 1, 2026, there will no longer be an initial recognition of an allowance for lifetime expected credit losses as required under amortized cost accounting. Therefore, following this election, the provision for credit losses reflects changes in credit loss assumptions associated with HFI loans originated prior to January 1, 2026 that continue to be accounted for at amortized cost.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations HFI at amortized cost during each period, which was a key driver for credit loss expense:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Credit loss expense for loans and leases held for investment at amortized cost	$846	$48,043	$56,382
Credit loss (benefit) expense for securities available for sale	(277)	(22)	1,321
Credit loss (benefit) expense for unfunded lending commitments	(179)	(863)	446
Total provision for credit losses	$390	$47,158	$58,149

Loan originations held for investment at amortized cost (1)	$—	$547,044	$717,453

Balance of loans and leases held for investment at amortized cost, net	$3,463,140	$3,997,069	$3,971,256
(1)    Prior period amounts were reclassified to include small business loan origination volume. See “Overview” for additional information.

Sequential: The provision for credit losses was $0.4 million and $47.2 million for the first quarter of 2026 and fourth quarter of 2025, respectively, a decrease of 99%.

Year Over Year: The provision for credit losses was $0.4 million and $58.1 million for the first quarter of 2026 and 2025, respectively, a decrease of 99%.

The decreases in the provision for credit losses were primarily due to our election of the fair value option for all HFI loans originated on or after January 1, 2026.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Allowance for Credit Losses

The activity in the allowance for credit losses (ACL) was as follows:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Allowance for loan and lease losses:
Beginning of period	$275,743	$267,774	$236,734
Credit loss expense for loans and leases held for investment at amortized cost	846	48,043	56,382
Charge-offs (1)	(52,770)	(54,558)	(66,576)
Recoveries	13,878	14,484	17,653
End of period	$237,697	$275,743	$244,193

Allowance for securities available for sale:
Beginning of period	$4,093	$4,115	$3,527
Credit loss (benefit) expense for securities available for sale	(277)	(22)	1,321
End of period	$3,816	$4,093	$4,848

Reserve for unfunded lending commitments:
Beginning of period	$1,009	$1,872	$1,183
Credit loss (benefit) expense for unfunded lending commitments	(179)	(863)	446
End of period (2)	$830	$1,009	$1,629
(1)    The first quarter of 2025 included an $8.0 million charge-off related to one office loan within our CRE portfolio, which was fully reserved for in prior periods. The CRE office loan portfolio balance was under $35 million as of March 31, 2026.
(2)    Relates to $44.1 million, $52.0 million and $96.3 million of unfunded commitments as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

The following table presents the components of the ALLL:

	March 31, 2026	December 31, 2025	March 31, 2025
Gross allowance for loan and lease losses (1)	$274,256	$312,667	$288,308
Recovery asset value (2)	(36,559)	(36,924)	(44,115)
Allowance for loan and lease losses	$237,697	$275,743	$244,193
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	March 31, 2026	December 31, 2025	March 31, 2025
Total loans and leases held for investment at amortized cost	$3,700,837	$4,272,812	$4,215,449

Allowance for loan and lease losses	$237,697	$275,743	$244,193
Allowance ratio (1)	6.4%	6.5%	5.8%

Gross allowance for loan and lease losses	$274,256	$312,667	$288,308
Gross allowance ratio (1)	7.4%	7.3%	6.8%
(1)    Calculated as ALLL or gross ALLL, where applicable, to total loans and leases held for investment at amortized cost.

Net Charge-Offs

The following table presents information regarding average loan and lease balances at amortized cost, the associated net charge-offs and the annualized ratio of net charge-offs to average outstanding loans and leases HFI at amortized cost, net, during the period. Net charge-offs are impacted by the expected timing of the charge-offs, anticipated recoveries and the age of the overall portfolio.

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Average loans and leases held for investment at amortized cost	$3,990,153	$4,312,405	$4,109,196
Net charge-offs	$38,892	$40,074	$48,923
Net charge-off ratio	3.9%	3.7%	4.8%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured consumer loans are generally charged-off when a borrower is contractually 120 days past due.

The following table presents nonaccrual loans and leases HFI at amortized cost:

	March 31, 2026	December 31, 2025	March 31, 2025
Nonaccrual loans and leases held for investment at amortized cost	$58,726	$60,432	$59,706
% of total loans and leases held for investment at amortized cost	1.6%	1.4%	1.4%

For additional information on the ACL and nonaccrual loans and leases, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” in our Annual Report and “Notes to Condensed Consolidated Financial Statements – Note 4. Loans” in this Report.

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

	Three Months Ended			Change (%)
	March 31, 2026	December 31, 2025	March 31, 2025	Q1 2026 vs Q4 2025	Q1 2026 vs Q1 2025
Non-interest expense:
Compensation and benefits	$65,514	$60,638	$58,389	8%	12%
Marketing	55,415	45,680	29,239	21%	90%
Equipment and software	15,293	14,410	14,644	6%	4%
Depreciation and amortization	15,819	16,641	13,909	(5)%	14%
Professional services	11,767	11,353	9,764	4%	21%
Occupancy	6,391	5,457	4,345	17%	47%
Other non-interest expense	14,334	15,105	13,577	(5)%	6%
Total non-interest expense	$184,533	$169,284	$143,867	9%	28%

Compensation and Benefits

Sequential: Compensation and benefits expense increased $4.9 million, or 8%, for the first quarter of 2026 compared to the fourth quarter of 2025. The increase in compensation and benefits expense was primarily due to higher payroll taxes due to the reset of annual statutory limits at the beginning of the year.

Year Over Year: Compensation and benefits expense increased $7.1 million, or 12%, for the first quarter of 2026 compared to the same period in 2025. The increase was primarily due to an increase in headcount and variable compensation expense.

Marketing

As a result of our fair value option election, marketing expenses associated with newly originated HFI loans are now recognized in current period earnings at the time of origination, rather than being deferred and recognized over time under amortized cost accounting. Accordingly, marketing expense for the first quarter of 2026 includes costs associated with the origination of both HFI and HFS loans, whereas prior periods reflect only marketing expenses related to the origination of HFS loans.

Sequential: Marketing expense increased $9.7 million, or 21%, for the first quarter of 2026 compared to the fourth quarter of 2025.

Year Over Year: Marketing expense increased $26.2 million, or 90%, for the first quarter of 2026 compared to the same period in 2025.

The increases in marketing expense were primarily due to the immediate recognition of marketing costs for newly originated HFI loans under the fair value option and an increase in variable marketing expenses based on higher origination volume.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Equipment and Software

Sequential: Equipment and software expense increased $0.9 million, or 6%, for the first quarter of 2026 compared to the fourth quarter of 2025.

Year Over Year: Equipment and software expense increased $0.6 million, or 4%, for the first quarter of 2026 compared to the same period in 2025.

The increases in equipment and software expense were primarily due to an increase in software license expense and cloud services.

Depreciation and Amortization

Sequential: Depreciation and amortization expense decreased $0.8 million, or 5%, for the first quarter of 2026 compared to the fourth quarter of 2025. The decrease was primarily due to a decrease in the amortization of purchased software and internally-developed software placed into service.

Year Over Year: Depreciation and amortization expense increased $1.9 million, or 14%, for the first quarter of 2026 compared to the same period in 2025. The increase was primarily due to an increase in the amortization of internally-developed software placed into service.

Professional Services

Sequential: Professional services increased $0.4 million, or 4%, for the first quarter of 2026 compared to the fourth quarter of 2025.

Year Over Year: Professional services increased $2.0 million, or 21%, for the first quarter of 2026 compared to the same period in 2025.

The increases in professional services expense were primarily due to an increase in business consulting services.

Occupancy

Sequential: Occupancy expense increased $0.9 million, or 17%, for the first quarter of 2026 compared to the fourth quarter of 2025.

Year Over Year: Occupancy expense increased $2.0 million, or 47%, for the first quarter of 2026 compared to the same period in 2025.

The increases in occupancy expense were primarily related to costs associated with relocating our headquarters to the office building purchased during the second quarter of 2025.

Other non-interest expense

Sequential: Other non-interest expense decreased $0.8 million, or 5%, for the first quarter of 2026 compared to the fourth quarter of 2025.

Year Over Year: Other non-interest expense increased $0.8 million, or 6%, for the first quarter of 2026 compared to the same period in 2025.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The changes in other non-interest expense were primarily due to changes in miscellaneous operating expenses.

Income Taxes

For the first quarter of 2026, we recorded an income tax expense of $15.7 million, representing an effective tax rate of 23.4%. For the first quarter of 2025, we recorded an income tax expense of $4.0 million, representing an effective tax rate of 25.6%. The effective tax rate differs from the federal statutory rate primarily due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. The decrease in the effective tax rate period over period was primarily driven by a reduction in the overall effective state tax rate resulting from California Senate Bill 132, which was signed into law on June 27, 2025, requires a single-sales-factor apportionment formula for banks and financial companies, and is effective for tax years beginning in 2025.

As of March 31, 2026, we maintained a valuation allowance of $48.0 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on limitations related to the allocation of taxable income to the Parent and not related to our earnings. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Financial information for the segments is presented in the following table:

	LendingClub Bank		LendingClub Corporation (Parent only)		Total Reportable Segments
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025
Interest income:
Interest income	$260,945	$231,755	$262	$304	$261,207	$232,059
Interest expense	(84,973)	(82,102)	—	—	(84,973)	(82,102)
Net interest income	175,972	149,653	262	304	176,234	149,957

Non-interest income:
Origination fees(1)	129,988	69,933	100	11	130,088	69,944
Servicing fees(1)	5,342	198	4,991	4,912	10,333	5,110
Gain on sales of loans(1)	16,269	12,202	—	—	16,269	12,202
Net fair value adjustments(1)	(89,666)	(30,123)	741	872	(88,925)	(29,251)
Other non-interest income	11,130	12,941	2,128	1,991	13,258	14,932
Total non-interest income	73,063	65,151	7,960	7,786	81,023	72,937

Total net revenue	249,035	214,804	8,222	8,090	257,257	222,894

Provision for credit losses	(390)	(58,149)	—	—	(390)	(58,149)

Non-interest expense:
Compensation and benefits	(64,095)	(56,863)	(1,419)	(1,526)	(65,514)	(58,389)
Marketing	(55,415)	(29,239)	—	—	(55,415)	(29,239)
Equipment and software	(15,293)	(14,619)	—	(25)	(15,293)	(14,644)
Depreciation and amortization	(14,992)	(12,543)	(827)	(1,366)	(15,819)	(13,909)
Professional services	(11,687)	(9,637)	(80)	(127)	(11,767)	(9,764)
Occupancy	(3,971)	(2,401)	(2,420)	(1,944)	(6,391)	(4,345)
Other non-interest expense	(17,296)	(14,447)	(2,044)	(4,313)	(19,340)	(18,760)
Total non-interest expense	(182,749)	(139,749)	(6,790)	(9,301)	(189,539)	(149,050)
Income tax benefit (expense)	(14,895)	(4,872)	(830)	848	(15,725)	(4,024)
Net income (loss) (2)	$51,001	$12,034	$602	$(363)	$51,603	$11,671
Capital expenditures	$25,784	$13,066	$—	$—	$25,784	$13,066
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended March 31,
	2026	2025
Total net revenue – reportable segments	$257,257	$222,894
Intercompany eliminations	(5,006)	(5,183)
Total net revenue – consolidated	$252,251	$217,711

An analysis of the Company’s results of operations and material drivers and trends of the financial results of the segments presented above are consistent with those provided on a consolidated basis in "Results of Operations."

Non-GAAP Financial Measures

To supplement our financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Tangible Book Value (TBV) Per Common Share and Return on Tangible

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Common Equity (ROTCE). Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP.

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

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	March 31, 2026	December 31, 2025	March 31, 2025
GAAP common equity	$1,523,528	$1,500,428	$1,364,517
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Customer relationship intangible assets	(5,039)	(5,685)	(7,778)
Tangible common equity	$1,442,772	$1,419,026	$1,281,022

Book value per common share
GAAP common equity	$1,523,528	$1,500,428	$1,364,517
Common shares issued and outstanding	115,497,890	115,368,987	114,199,832
Book value per common share	$13.19	$13.01	$11.95

Tangible book value per common share
Tangible common equity	$1,442,772	$1,419,026	$1,281,022
Common shares issued and outstanding	115,497,890	115,368,987	114,199,832
Tangible book value per common share	$12.49	$12.30	$11.22

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of ROTCE to the nearest GAAP measure:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Average GAAP common equity	$1,507,711	$1,473,356	$1,349,473
Less: Average goodwill	(75,717)	(75,717)	(75,717)
Less: Average customer relationship intangible assets	(5,362)	(6,031)	(8,182)
Average tangible common equity	$1,426,632	$1,391,608	$1,265,574

Return on average equity
Annualized GAAP net income	$206,412	$166,216	$46,684
Average GAAP common equity	1,507,711	1,473,356	1,349,473
Return on average equity	13.7%	11.3%	3.5%

Return on tangible common equity
Annualized GAAP net income	$206,412	$166,216	$46,684
Average tangible common equity	1,426,632	1,391,608	1,265,574
Return on tangible common equity	14.5%	11.9%	3.7%

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

The formation of LC Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III). As a Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital requirements under the Basel III capital framework are: a Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, share repurchases, and certain discretionary bonus payments. In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the Basel III capital framework. See “Part I – Item 1. Business – Regulation and Supervision – Capital and Liquidity Requirements and Prompt Corrective Action” in our Annual Report and “Notes to Condensed Consolidated Financial Statements – Note 18. Regulatory Requirements” of this Report for additional information regarding regulatory capital requirements.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the actual capital amounts and ratios of the Company and LC Bank as well as LC Bank’s regulatory capital minimum and “well capitalized” requirements (dollars in millions):

	March 31, 2026		December 31, 2025		Required Minimum (1)	Well Capitalized Minimum
	Amount	Ratio	Amount	Ratio
LendingClub Corporation:
CET1 capital (2)	$1,376.8	17.0%	$1,342.6	17.4%	7.0%	N/A
Tier 1 capital	$1,376.8	17.0%	$1,342.6	17.4%	8.5%	6.0%
Total capital	$1,479.7	18.3%	$1,441.0	18.7%	10.5%	10.0%
Tier 1 leverage	$1,376.8	11.9%	$1,342.6	12.0%	4.0%	N/A
Risk-weighted assets	$8,093.4	N/A	$7,696.1	N/A	N/A	N/A
Quarterly adjusted average assets	$11,523.0	N/A	$11,174.0	N/A	N/A	N/A

LendingClub Bank:
CET1 capital (2)	$1,246.2	15.5%	$1,183.9	15.5%	7.0%	6.5%
Tier 1 capital	$1,246.2	15.5%	$1,183.9	15.5%	8.5%	8.0%
Total capital	$1,348.5	16.8%	$1,281.8	16.8%	10.5%	10.0%
Tier 1 leverage	$1,246.2	10.9%	$1,183.9	10.7%	4.0%	5.0%
Risk-weighted assets	$8,050.2	N/A	$7,652.0	N/A	N/A	N/A
Quarterly adjusted average assets	$11,448.5	N/A	$11,090.4	N/A	N/A	N/A
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

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Bank Liquidity

The following table summarizes LC Bank’s primary sources of short-term liquidity as of the periods presented:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$782,503	$901,246
Securities available for sale (1)	$372,609	$384,846
Deposits	$10,282,601	$9,948,426

Available borrowing capacity:
FRB Discount Window (2)	$3,011,674	$3,294,827
FHLB of Des Moines (3)	672,717	679,361
Total available borrowing capacity	$3,684,391	$3,974,188
(1)    Excludes illiquid securities available for sale.
(2)    As of March 31, 2026 and December 31, 2025, the Company had $3.9 billion and $4.2 billion in loans pledged under the FRB Discount Window, respectively.
(3)    As of March 31, 2026, the Company had $501.1 million in loans and $363.7 million in securities pledged to the Federal Home Loan Bank (FHLB) of Des Moines. As of December 31, 2025, the Company had $486.2 million in loans and $375.7 million in securities pledged to the FHLB of Des Moines.

The primary uses of LC Bank liquidity include (i) the funding/acquisition of loans and securities purchases, (ii) withdrawals, maturities and the payment of interest on deposits, (iii) compensation and benefits expense, (iv) taxes, (v) capital expenditures and (vi) costs associated with the continued development and support of our digital marketplace bank.

Deposits

Deposits represent an important source of funding for LC Bank. We offer deposit accounts to our members, which include both interest-bearing and noninterest-bearing deposits. As of March 31, 2026 and December 31, 2025, the amount of uninsured deposits totaled $1.3 billion and $1.2 billion, respectively, or 12% of total deposits for both periods. Uninsured time deposits as of March 31, 2026, by remaining time to maturity, were as follows:

3 months or less	$46,554
Over 3 months through 6 months	48,509
Over 6 months through 12 months	30,677
Over 12 months	3,700
Total uninsured time deposits (1)	$129,440
(1)    Consist of certificates of deposit accounts that are in excess of the FDIC insurance limit of $250 thousand per account holder.

Capital Expenditures

Net capital expenditures were $25.8 million, or 10.4% of total net revenue, and $13.1 million, or 6.1% of total net revenue, for the first quarter of 2026 and 2025, respectively. Capital expenditures in 2026 are expected to be approximately $95 million, primarily driven by costs associated with the continued development and support of our digital marketplace bank as well as improvements to the office building we purchased in April 2025.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
LendingClub Holding Company Liquidity

The primary source of liquidity at the holding company is $106.9 million and $127.1 million in cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively. The decrease in cash and cash equivalents was primarily driven by share repurchases. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

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

We believe, based on our projections, that our cash on hand, liquid available for sale (AFS) securities, deposits, available borrowing capacity, and net cash flows from operating, investing and financing activities are sufficient to meet our liquidity needs for the next twelve months, as well as beyond the next twelve months. See “Item 1. Financial Statements – Condensed Consolidated Statements of Cash Flows” for additional detail regarding our cash flows.

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

HFI loans and AFS securities at LC Bank are funded primarily through our deposit base. The majority of HFI loans and AFS securities are fixed-rate instruments over the term of the loan or security. As a result, the primary component of interest rate risk on our financial instruments arises from the impact of fluctuations in loan, security, and deposit rates on our net interest income. Therefore, we use a sensitivity analysis to assess the impact of hypothetical changes in interest rates on our net interest income results. The outcome of the analysis is influenced by a variety of assumptions, including the maturity profile and prepayment level of our unsecured consumer loans and expected consumer responses to changes in rates paid on non-maturity deposit products. Our assumptions are periodically calibrated to observed data and/or expected outcomes. We actively monitor the level of exposure to movements in interest rates and have entered into interest rate hedging instruments to manage such risk. See “Notes to Condensed Consolidated Financial Statements – Note 7. Derivative Instruments and Hedging Activities” for additional information.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	March 31, 2026	December 31, 2025
Instantaneous Change in Interest Rates:
+ 200 basis points	(7.3)%	(7.8)%
+ 100 basis points	(3.4)%	(3.8)%
– 100 basis points	3.1%	3.2%
– 200 basis points	6.0%	5.9%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, security purchases, and cash and cash equivalents, offset by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. The decrease in sensitivity in a hypothetical rising interest rate environment as of March 31, 2026 relative to December 31, 2025 is primarily due to the composition of our loans, deposits, hedging instruments, as well as updates to certain key modeling assumptions, while sensitivity in a hypothetical declining interest rate environment remained relatively flat.

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

For the contractual maturities and weighted-average yields on the Company’s AFS securities portfolio, see “Notes to Condensed Consolidated Financial Statements – Note 3. Securities Available for Sale.”

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

Contingencies

For a comprehensive discussion of contingencies as of March 31, 2026, see “Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first quarter of 2026, except as noted below, where the estimate has been updated to incorporate all loans held at fair value, regardless of their classification as HFS or HFI.

LENDINGCLUB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Loans at Fair Value

Loans that we elect to account for under fair value option are classified as Level 3 instruments. We use a DCF approach to calculate the NPV of expected cash flows. This model uses significant unobservable inputs that inherently require judgment and reflect our best estimates of the assumptions a market participant would use to calculate fair value. Those significant unobservable inputs used in the fair value measurement of loans include:

•Discount Rate – The weighted-average rate at which the expected cash flows are discounted to arrive at the net present value of the loan. The discount rate is primarily determined based on the Company’s estimate of market participants’ return expectations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2026 were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the first quarter of 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Finally, geopolitical conflicts as well as natural disasters, and their impacts, have had, and may continue to have, the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, such as elevating inflation, macroeconomic uncertainty and the possibility of a decline in economic conditions. For example, although we do not have operations or customers in Iran, the 2026 Iran conflict is, among other things, impacting inflation in the United States which could have an adverse effect on our customers and thereby our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended March 31, 2026.

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

LENDINGCLUB CORPORATION

The following table sets forth information on LendingClub’s share repurchase activity for the first quarter of 2026 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1 – January 31, 2026	413,638	$18.37	413,638	$75.1
February 1 – February 28, 2026	125,140	$16.00	125,140	$64.6
March 1 – March 31, 2026	208,029	$14.39	208,029	$61.6
Total	746,807	$16.86	746,807
(1)    In January 2026 and February 2026, we utilized $5.3 million and $8.6 million, respectively, to hold back 259,885 shares and 571,090 shares, respectively, of our common stock at an average per share price of $20.36 and $15.02, respectively, to satisfy applicable tax withholding obligations in connection with the vesting of restricted units held by our employees. Since the inception of the program in November 2025 through March 31, 2026, we have utilized a total of $38.4 million of the $100 million authorization under the Repurchase and Acquisition Program to acquire a total of 2,254,494 shares of our common stock at an average per share price of $17.04 (inclusive of the amount held back to satisfy applicable tax withholding obligations).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

LENDINGCLUB CORPORATION

Item 5. Other Information

Rule 10b5-1 Trading Plans

To diversify their assets, Scott Sanborn, the Company’s Chief Executive Officer, and Andrew LaBenne, the Company’s Chief Financial Officer, each entered into a sales plan in March 2026 and February 2026, respectively, that is intended to comply with Rule 10b5-1(c) under the Exchange Act (each a “Plan” and collectively the “Plans”). The maximum number of shares that can be sold under the Plans represents 9.4% of Mr. Sanborn’s current equity interest and 7.0% of Mr. LaBenne’s current equity interest in the Company, including their unvested time-based RSUs and unearned PBRSUs at target performance.

The following table shows the trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted by the Company’s directors and executive officers during the first quarter of 2026:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold
Scott Sanborn, Chief Executive Officer and Director	March 3, 2026	September 3, 2026	Up to 210,417
Fergal Stack, Principal Accounting Officer	February 17, 2026	August 17, 2026	Up to 110,000
Andrew LaBenne, Chief Financial Officer	February 17, 2026	February 1, 2027	Up to 43,929
Jordan Cheng, General Counsel and Corporate Secretary	February 17, 2026	August 17, 2026	Up to 21,500

Other than disclosed above, during the first quarter of 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LENDINGCLUB CORPORATION
(Registrant)

Date:	April 30, 2026	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	April 30, 2026	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer