Form 10-Q
period 2026-06-30
Happen, Inc.
filed 2026-07-30
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
Commission File Number: 001-36771

Happen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0605731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 Kearny Street, Suite 600,
San Francisco, CA 94108
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (415) 930-7440
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	HAPN	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 17, 2026, there were 115,407,464 shares of the registrant’s common stock outstanding.

HAPPEN, INC.

Glossary

The following is a list of common acronyms and terms Happen, Inc. regularly uses in its financial reporting:

ACL	Allowance for Credit Losses (includes the allowance for loan and lease losses, allowance for securities available for sale and the reserve for unfunded lending commitments)
AFS	Available for Sale
ALLL	Allowance for Loan and Lease Losses
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
ASU	Accounting Standards Update
AUM	Assets Under Management (outstanding balances of Loan Originations serviced on the Company’s platform including loans sold to investors as well as loans retained by the Company)
Balance Sheet	Condensed Consolidated Balance Sheets
CECL	Current Expected Credit Losses (Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
CET1	Common Equity Tier 1
CET1 Capital Ratio	Common Equity Tier 1 capital divided by total risk-weighted assets as defined under the Basel III capital framework
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FRB or Federal Reserve	Board of Governors of the Federal Reserve System and, as applicable, Federal Reserve Bank(s)
GAAP	Accounting Principles Generally Accepted in the United States of America
Happen Bank	Happen Bank, National Association
Happen, Inc., the Company, we, us, or our	Happen, Inc. and its subsidiaries
HFI	Loans which are retained by the Company and held for investment
HFS	Held for sale loans expected to be sold to investors
Income Statement	Condensed Consolidated Statements of Income
Loan Originations	Unsecured consumer loans, secured consumer auto loans and small business loans originated by the Company or facilitated by third-party issuing banks
N/M	Not meaningful
Parent	Happen, Inc. (the Parent Company of Happen Bank, National Association and other subsidiaries)
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Statement of Cash Flow	Condensed Consolidated Statements of Cash Flows
Structured Program transactions	Asset-backed securitization transactions where certain accredited investors and qualified institutional buyers have the opportunity to invest in securities backed by a pool of unsecured consumer loans
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

HAPPEN, INC.

On June 22, 2026, we changed our corporate name from LendingClub Corporation to Happen, Inc. In connection with the corporate name change, we also changed the name of our wholly-owned banking subsidiary from LendingClub Bank, National Association to Happen Bank, National Association (Happen Bank). We do not distinguish between our prior and current names and refer to our current names throughout this Quarterly Report on Form 10-Q. As such, unless expressly indicated or as the context requires otherwise, as used herein, “Happen, Inc.,” “Company,” “we,” “us,” and “our,” refer to Happen, Inc., a Delaware corporation, and, where appropriate, its consolidated subsidiaries, including Happen Bank, and various entities established to facilitate loan sale transactions under Happen, Inc.’s Structured Program.

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

HAPPEN, INC.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAPPEN, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$11,957	$11,749
Interest-bearing deposits in banks	900,810	905,905
Total cash and cash equivalents	912,767	917,654
Restricted cash	15,455	12,783
Securities available for sale at fair value ($4,103,026 and $3,733,780 at amortized cost, respectively)	4,046,761	3,706,709
Loans held for sale at fair value	1,773,052	1,762,396
Loans held for investment at fair value	2,085,066	473,314
Loans and leases held for investment at amortized cost	3,186,145	4,272,812
Allowance for loan and lease losses	(192,893)	(275,743)
Loans and leases held for investment at amortized cost, net	2,993,252	3,997,069
Property, equipment and software, net	276,454	254,088
Goodwill	75,717	75,717
Other assets	370,516	368,086
Total assets	$12,549,040	$11,567,816
Liabilities and Equity
Deposits:
Interest-bearing	$10,336,236	$9,459,483
Noninterest-bearing	429,031	374,387
Total deposits	10,765,267	9,833,870
Other liabilities	216,308	233,518
Total liabilities	10,981,575	10,067,388
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 115,407,464 and 115,368,987 shares issued and outstanding, respectively	1,154	1,154
Additional paid-in capital	1,697,357	1,719,233
Accumulated deficit	(92,048)	(201,799)
Accumulated other comprehensive loss	(38,998)	(18,160)
Total equity	1,567,465	1,500,428
Total liabilities and equity	$12,549,040	$11,567,816

See Notes to Condensed Consolidated Financial Statements.

HAPPEN, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Interest on loans(1)	$206,397	$174,645	$406,294	$340,818
Interest on securities available for sale	55,114	55,339	109,525	111,619
Other interest income	7,424	7,113	14,323	16,719
Total interest income	268,935	237,097	530,142	469,156

Interest expense:
Interest on deposits	89,916	82,845	174,887	164,945
Other interest expense	2	3	4	5
Total interest expense	89,918	82,848	174,891	164,950

Net interest income	179,017	154,249	355,251	304,206

Non-interest income:
Origination fees(1)	164,006	87,578	294,094	157,522
Servicing fees(1)	12,890	16,395	26,003	29,143
Gain on sales of loans(1)	21,461	13,540	37,730	25,742
Net fair value adjustments(1)	(121,145)	(27,869)	(210,070)	(57,120)
Other non-interest income	6,626	4,542	12,098	6,653
Total non-interest income	83,838	94,186	159,855	161,940

Total net revenue	262,855	248,435	515,106	466,146

Provision for credit losses	(10,917)	39,733	(10,527)	97,882

Non-interest expense:
Compensation and benefits	68,221	61,989	133,735	120,378
Marketing	62,580	33,580	117,995	62,819
Equipment and software	15,846	14,495	31,139	29,139
Depreciation and amortization	18,152	15,460	33,971	29,369
Professional services	11,989	10,300	23,756	20,064
Occupancy	4,982	4,787	11,373	9,132
Other non-interest expense	16,345	14,107	30,679	27,684
Total non-interest expense	198,115	154,718	382,648	298,585

Income before income tax expense	75,657	53,984	142,985	69,679
Income tax expense	(17,509)	(15,806)	(33,234)	(19,830)
Net income	$58,148	$38,178	$109,751	$49,849

Earnings per share:
Basic EPS	$0.50	$0.33	$0.95	$0.44
Diluted EPS	$0.50	$0.33	$0.94	$0.43
Weighted-average common shares – Basic	115,376,906	114,409,231	115,388,669	114,053,292
Weighted-average common shares – Diluted	117,274,710	115,692,969	117,304,006	115,936,910
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Summary of Significant Accounting Policies” for additional information.

See Notes to Condensed Consolidated Financial Statements.

HAPPEN, INC.
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$58,148	$38,178	$109,751	$49,849

Other comprehensive loss:
Net unrealized loss on securities available for sale	(13,662)	(4,294)	(27,672)	(811)
Income tax effect	3,375	538	6,834	(951)
Other comprehensive loss, net of tax	(10,287)	(3,756)	(20,838)	(1,762)

Total comprehensive income	$47,861	$34,422	$88,913	$48,087

See Notes to Condensed Consolidated Financial Statements.

HAPPEN, INC.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2026	115,497,890	$1,155	$1,701,280	$(28,711)	$(150,196)	$1,523,528
Stock-based compensation	—	—	7,966	—	—	7,966
Net issuances under equity incentive plans	384,705	4	(4,090)	—	—	(4,086)
Share repurchases	(475,131)	(5)	(7,799)	—	—	(7,804)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(10,287)	—	(10,287)
Net income	—	—	—	—	58,148	58,148
Balance at June 30, 2026	115,407,464	$1,154	$1,697,357	$(38,998)	$(92,048)	$1,567,465

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2025	115,368,987	$1,154	$1,719,233	$(18,160)	$(201,799)	$1,500,428
Stock-based compensation	—	—	16,500	—	—	16,500
Net issuances under equity incentive plans	1,260,415	13	(17,968)	—	—	(17,955)
Share repurchases	(1,221,938)	(13)	(20,408)	—	—	(20,421)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(20,838)	—	(20,838)
Net income	—	—	—	—	109,751	109,751
Balance at June 30, 2026	115,407,464	$1,154	$1,697,357	$(38,998)	$(92,048)	$1,567,465

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2025	114,199,832	$1,142	$1,711,429	$(22,249)	$(325,805)	$1,364,517
Stock-based compensation	—	—	10,506	—	—	10,506
Net issuances under equity incentive plans	540,315	5	(3,415)	—	—	(3,410)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(3,756)	—	(3,756)
Net income	—	—	—	—	38,178	38,178
Balance at June 30, 2025	114,740,147	$1,147	$1,718,520	$(26,005)	$(287,627)	$1,406,035

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	113,383,917	$1,134	$1,702,316	$(24,243)	$(337,476)	$1,341,731
Stock-based compensation	—	—	20,427	—	—	20,427
Net issuances under equity incentive plans	1,356,230	13	(4,223)	—	—	(4,210)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(1,762)	—	(1,762)
Net income	—	—	—	—	49,849	49,849
Balance at June 30, 2025	114,740,147	$1,147	$1,718,520	$(26,005)	$(287,627)	$1,406,035

See Notes to Condensed Consolidated Financial Statements.

HAPPEN, INC.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$109,751	$49,849
Adjustments to reconcile net income to net cash used for operating activities:
Net fair value adjustments	210,070	57,120
Change in fair value of loan servicing assets	32,411	30,723
Gain on sales of loans	(37,730)	(25,742)
Provision for credit losses	(10,527)	97,882
Accretion of deferred origination fees and marketing costs	(26,343)	(31,547)
Stock-based compensation, net	14,528	17,584
Depreciation and amortization	33,971	29,369
Other, net	120	5,893
Net change to loans held for sale	(1,518,806)	(1,317,153)
Net change in operating assets and liabilities:
Other assets	14,874	24,077
Other liabilities	(14,199)	9,595
Net cash used for operating activities	(1,191,880)	(1,052,350)
Cash Flows from Investing Activities:
Net change in loans and leases held for investment	(663,906)	85,143
Purchases of securities available for sale	(67,196)	(6,202)
Proceeds from maturities and paydowns of securities available for sale	1,081,630	815,390
Purchases of property, equipment and software, net	(53,751)	(103,760)
Other investing activities	(691)	(3,088)
Net cash provided by investing activities	296,086	787,483
Cash Flows from Financing Activities:
Net change in deposits	931,955	65,953
Net issuances under equity incentive plans	(17,955)	(4,161)
Share repurchases	(20,421)	—
Net cash provided by financing activities	893,579	61,792
Net decrease in cash, cash equivalents and restricted cash	$(2,215)	$(203,075)
Cash, cash equivalents and restricted cash, beginning of period	$930,437	$977,396
Cash, cash equivalents and restricted cash, end of period	$928,222	$774,321

Supplemental cash flow information:
Cash paid for interest	$172,131	$165,439
Cash paid for income taxes	$3,497	$2,459
Cash paid for operating leases included in the measurement of lease liabilities	$4,602	$6,693

Supplemental non-cash investing activity:
Net securities retained from Structured Program transactions	$1,381,832	$880,511

HAPPEN, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets (Balance Sheet):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$912,767	$752,562
Restricted cash	15,455	21,759
Total cash, cash equivalents and restricted cash	$928,222	$774,321

See Notes to Condensed Consolidated Financial Statements.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

On June 22, 2026, LendingClub Corporation changed its corporate name to Happen, Inc., and changed the name of its wholly-owned banking subsidiary from LendingClub Bank, National Association to Happen Bank, National Association (Happen Bank). The Company was founded in 2006 and operates a leading, nationally chartered, digital marketplace bank that leverages data and technology to increase access to credit, reduce borrowing costs, and improve returns on savings for its members. Happen, Inc. is registered as a bank holding company and operates the vast majority of its business through its wholly-owned subsidiary, Happen Bank.

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

The Company made the following presentation changes in the condensed consolidated financial statements and accompanying notes in the first quarter of 2026:

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

HAPPEN, INC.
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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six months ended June 30, 2026.

Adoption of New Accounting Standards

The Company did not adopt new accounting standards during the six months ended June 30, 2026.

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

HAPPEN, INC.
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

2. Earnings Per Share

The following table details the computation of the Company’s basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS:
Net income	$58,148	$38,178	$109,751	$49,849
Weighted-average common shares – Basic	115,376,906	114,409,231	115,388,669	114,053,292
Basic EPS	$0.50	$0.33	$0.95	$0.44

Diluted EPS:
Net income	$58,148	$38,178	$109,751	$49,849
Weighted-average common shares – Diluted	117,274,710	115,692,969	117,304,006	115,936,910
Diluted EPS	$0.50	$0.33	$0.94	$0.43

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions(1)	$3,390,657	$8,791	$(5,394)	$—	$3,394,054
Other asset-backed securities related to Structured Program transactions(2)	266,096	186	(4,481)	(3,981)	257,820
U.S. agency residential mortgage-backed securities	277,218	235	(34,078)	—	243,375
U.S. agency securities	81,467	—	(11,185)	—	70,282
Mortgage-backed securities	59,188	16	(5,398)	—	53,806
Municipal securities	3,205	—	(527)	—	2,678
Other securities	25,195	—	(449)	—	24,746
Total securities available for sale	$4,103,026	$9,228	$(61,512)	$(3,981)	$4,046,761

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions(1)	$3,065,885	$26,525	$—	$—	$3,092,410
Other asset-backed securities related to Structured Program transactions(2)	224,802	28	(1,367)	(4,093)	219,370
U.S. agency residential mortgage-backed securities	267,853	504	(32,296)	—	236,061
U.S. agency securities	84,464	—	(10,602)	—	73,862
Mortgage-backed securities	60,423	135	(4,961)	—	55,597
Municipal securities	3,215	—	(609)	—	2,606
Other securities	27,138	45	(380)	—	26,803
Total securities available for sale	$3,733,780	$27,237	$(50,215)	$(4,093)	$3,706,709
(1)    Excludes the basis adjustment for securities previously designated in fair value hedges under the portfolio layer method. See “Note 7. Derivative Instruments and Hedging Activities” for additional information.
(2)    As of June 30, 2026 and December 31, 2025, $226.7 million and $200.0 million, respectively, of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$1,662,202	$(5,394)	$—	$—	$1,662,202	$(5,394)
U.S. agency residential mortgage-backed securities	57,131	(1,041)	172,276	(33,037)	229,407	(34,078)
Other asset-backed securities related to Structured Program transactions	158,040	(2,926)	44,543	(1,555)	202,583	(4,481)
U.S. agency securities	—	—	70,282	(11,185)	70,282	(11,185)
Mortgage-backed securities	21,519	(260)	30,184	(5,138)	51,703	(5,398)
Municipal securities	—	—	2,678	(527)	2,678	(527)
Other securities	5,928	(64)	8,338	(385)	14,266	(449)
Total securities with unrealized losses	$1,904,820	$(9,685)	$328,301	$(51,827)	$2,233,121	$(61,512)

	Less than 12 months		12 months or longer		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$20,017	$(266)	$181,150	$(32,030)	$201,167	$(32,296)
Other asset-backed securities related to Structured Program transactions	95,494	(1,034)	23,719	(333)	119,213	(1,367)
U.S. agency securities	—	—	73,862	(10,602)	73,862	(10,602)
Mortgage-backed securities	1,874	(5)	36,167	(4,956)	38,041	(4,961)
Municipal securities	—	—	2,606	(609)	2,606	(609)
Other securities	1,610	(10)	9,544	(370)	11,154	(380)
Total securities with unrealized losses	$118,995	$(1,315)	$327,048	$(48,900)	$446,043	$(50,215)

The majority of unrealized losses as of both June 30, 2026 and December 31, 2025 were related to U.S. agency-backed securities and mortgage-backed securities. Management considers these securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies or government-sponsored agencies. Most of the remaining securities in an unrealized loss position in the Company’s AFS investment portfolio at June 30, 2026 were rated investment grade. Substantially all of these unrealized losses were caused by prior increases in interest rates. Additionally, the Company does not intend to sell the securities in loss positions, nor is it more likely than not that it will be required to sell the securities prior to recovery of the amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses (ACL) for AFS securities, by security type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other asset-backed securities related to Structured Program transactions:
Allowance for credit losses, beginning of period	$3,816	$4,848	$4,093	$3,527
Credit loss expense (benefit) for securities available for sale	165	(819)	(112)	502
Allowance for credit losses, end of period	$3,981	$4,029	$3,981	$4,029

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

June 30, 2026	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due within 1 year:
U.S. agency securities	$3,000	$2,978
Total due within 1 year	3,000	2,978	3.00%
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	3,390,657	3,394,054
Other asset-backed securities related to Structured Program transactions	266,096	257,820
Mortgage-backed securities	2,517	2,370
U.S. agency securities	1,850	1,790
Municipal securities	457	431
U.S. agency residential mortgage-backed securities	101	97
Other securities	10,430	10,430
Total due after 1 year through 5 years	3,672,108	3,666,992	5.98%
Due after 5 years through 10 years:
U.S. agency securities	39,464	34,844
U.S. agency residential mortgage-backed securities	2,355	2,265
Mortgage-backed securities	863	760
Municipal securities	153	141
Other securities	8,148	8,061
Total due after 5 years through 10 years	50,983	46,071	3.44%
Due after 10 years:
U.S. agency residential mortgage-backed securities	274,762	241,013
Mortgage-backed securities	55,808	50,676
U.S. agency securities	37,153	30,670
Municipal securities	2,595	2,106
Other securities	6,617	6,255
Total due after 10 years	376,935	330,720	3.15%
Total securities available for sale	$4,103,026	$4,046,761	5.67%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the six months ended June 30, 2026.

There were no sales of AFS securities during the second quarters and first halves of 2026 and 2025.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Loans

The Company’s loan portfolios consist of the following:

	June 30, 2026	December 31, 2025
Loans held for sale at fair value	$1,773,052	$1,762,396
Loans held for investment at fair value	2,085,066	473,314
Total loans at fair value	3,858,118	2,235,710

Loans and leases held for investment at amortized cost, net	2,993,252	3,997,069

Total loans and leases	$6,851,370	$6,232,779

For loans held at fair value, see “Note 5. Fair Value Measurements” for the assumptions used in the Company’s fair value model.

Loans and Leases Held for Investment at Amortized Cost, Net

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	June 30, 2026	December 31, 2025
Unsecured consumer	$2,207,014	$3,191,430
Residential mortgages	147,460	151,073
Secured consumer	190,778	261,045
Total consumer loans held for investment at amortized cost	2,545,252	3,603,548
Equipment finance(1)	33,249	39,757
Commercial real estate(2)(3)	460,203	472,489
Commercial and industrial	147,441	157,018
Total commercial loans and leases held for investment at amortized cost	640,893	669,264
Total loans and leases held for investment at amortized cost(4)	3,186,145	4,272,812
Allowance for loan and lease losses	(192,893)	(275,743)
Loans and leases held for investment at amortized cost, net	$2,993,252	$3,997,069
(1)    Comprised of sales-type leases for equipment. See “Note 16. Leases” for additional information.
(2)    Includes $279.6 million and $286.8 million in loans originated through the Small Business Administration (SBA) as of June 30, 2026 and December 31, 2025, respectively.
(3)    As of both June 30, 2026 and December 31, 2025, the Commercial Real Estate (CRE) office loan balance was under $35 million.
(4)    Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $13.4 million and $17.9 million as of June 30, 2026 and December 31, 2025, respectively.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the components of the allowance for loan and lease losses (ALLL):

	June 30, 2026	December 31, 2025
Gross allowance for loan and lease losses(1)	$227,500	$312,667
Recovery asset value(2)	(34,607)	(36,924)
Allowance for loan and lease losses	$192,893	$275,743
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

June 30, 2026	Consumer	Commercial	Total
Loans and leases held for investment at amortized cost	$2,545,252	$640,893	$3,186,145

Allowance for loan and lease losses	$176,727	$16,166	$192,893
Allowance ratio(1)	6.9%	2.5%	6.1%

Gross allowance for loan and lease losses	$211,334	$16,166	$227,500
Gross allowance ratio(1)	8.3%	2.5%	7.1%

December 31, 2025	Consumer	Commercial	Total
Loans and leases held for investment at amortized cost	$3,603,548	$669,264	$4,272,812

Allowance for loan and lease losses	$258,811	$16,932	$275,743
Allowance ratio(1)	7.2%	2.5%	6.5%

Gross allowance for loan and lease losses	$295,735	$16,932	$312,667
Gross allowance ratio(1)	8.2%	2.5%	7.3%
(1)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases HFI at amortized cost.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended June 30,
	2026			2025
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$221,196	$16,501	$237,697	$227,608	$16,585	$244,193
Credit loss (benefit) expense	(10,486)	(399)	(10,885)	41,133	(537)	40,596
Charge-offs	(46,395)	(32)	(46,427)	(48,956)	(898)	(49,854)
Recoveries	12,412	96	12,508	17,648	406	18,054
End of period	$176,727	$16,166	$192,893	$237,433	$15,556	$252,989

Reserve for unfunded lending commitments:
Beginning of period	$—	$830	$830	$—	$1,629	$1,629
Credit loss benefit	—	(197)	(197)	—	(44)	(44)
End of period(1)	$—	$633	$633	$—	$1,585	$1,585

	Six Months Ended June 30,
	2026			2025
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$258,811	$16,932	$275,743	$212,598	$24,136	$236,734
Credit loss (benefit) expense	(9,085)	(954)	(10,039)	97,081	(103)	96,978
Charge-offs	(99,039)	(158)	(99,197)	(107,300)	(9,130)	(116,430)
Recoveries	26,040	346	26,386	35,054	653	35,707
End of period	$176,727	$16,166	$192,893	$237,433	$15,556	$252,989

Reserve for unfunded lending commitments:
Beginning of period	$—	$1,009	$1,009	$—	$1,183	$1,183
Credit loss (benefit) expense	—	(376)	(376)	—	402	402
End of period(1)	$—	$633	$633	$—	$1,585	$1,585
(1)    Relates to $35.2 million and $103.4 million of unfunded commitments as of June 30, 2026 and 2025, respectively.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As a result of the Company’s election of the fair value option, all loan originations in the first half of 2026 were accounted for at fair value. See “Note 1. Summary of Significant Accounting Policies” for additional information. Accordingly, no originations subsequent to 2025 are presented in the tables below.

The following table presents charge-offs by origination year for the first half of 2026:

	Gross Charge-Offs by Origination Year
	2025	2024	2023	2022	Prior	Total
Unsecured consumer(1)	$40,631	$28,086	$13,687	$12,900	$2,270	$97,574
Residential mortgages	—	—	—	—	—	—
Secured consumer	461	214	413	312	65	1,465
Total consumer loans held for investment at amortized cost	41,092	28,300	14,100	13,212	2,335	99,039
Equipment finance	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	32	126	—	158
Total commercial loans and leases held for investment at amortized cost	—	—	32	126	—	158

Total loans and leases held for investment at amortized cost	$41,092	$28,300	$14,132	$13,338	$2,335	$99,197
(1)    Unsecured consumer loans are generally charged-off when a borrower is contractually 120 days past due.

HAPPEN, INC.
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

June 30, 2026	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	Prior	Total
Unsecured consumer
Current	$1,285,108	$501,367	$201,392	$163,284	$11,819	$2,162,970
30-59 days past due	7,453	4,833	2,130	1,802	340	16,558
60-89 days past due	6,663	3,628	1,664	1,617	246	13,818
90 or more days past due	6,145	3,607	1,686	1,522	312	13,272
Total unsecured consumer(1)	1,305,369	513,435	206,872	168,225	12,717	2,206,618
Residential mortgages
Current	—	—	—	39,964	106,534	146,498
30-59 days past due	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—
90 or more days past due	—	—	—	—	962	962
Total residential mortgages	—	—	—	39,964	107,496	147,460
Secured consumer
Current	103,550	34,012	29,314	16,854	3,999	187,729
30-59 days past due	871	246	413	543	126	2,199
60-89 days past due	308	119	133	121	20	701
90 or more days past due	61	—	22	44	22	149
Total secured consumer	104,790	34,377	29,882	17,562	4,167	190,778
Total consumer loans held for investment at amortized cost	$1,410,159	$547,812	$236,754	$225,751	$124,380	$2,544,856
(1)    Excludes basis adjustment for loans previously designated in fair value hedges under the portfolio layer method. As of June 30, 2026, the remaining unamortized basis adjustment totaled $0.4 million and represents an increase to the amortized cost of the previously hedged loans. See “Note 7. Derivative Instruments and Hedging Activities” for additional information.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Unsecured consumer
Current	$1,741,108	$740,483	$326,147	$283,513	$39,605	$—	$3,130,856
30-59 days past due	9,084	5,680	3,533	3,591	603	—	22,491
60-89 days past due	6,500	5,447	2,887	3,051	665	—	18,550
90 or more days past due	4,862	6,049	3,105	3,223	697	—	17,936
Total unsecured consumer(1)	1,761,554	757,659	335,672	293,378	41,570	—	3,189,833
Residential mortgages
Current	—	—	—	40,931	50,129	59,039	150,099
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	888	888
90 or more days past due	—	—	—	—	—	86	86
Total residential mortgages	—	—	—	40,931	50,129	60,013	151,073
Secured consumer
Current	134,255	47,453	42,332	26,961	3,769	2,278	257,048
30-59 days past due	778	261	816	941	210	—	3,006
60-89 days past due	131	128	109	177	51	—	596
90 or more days past due	78	31	133	153	—	—	395
Total secured consumer	135,242	47,873	43,390	28,232	4,030	2,278	261,045
Total consumer loans held for investment at amortized cost	$1,896,796	$805,532	$379,062	$362,541	$95,729	$62,291	$3,601,951
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

HAPPEN, INC.
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

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

June 30, 2026	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	Prior	Total	Guaranteed Amount(1)
Equipment finance
Pass	$—	$—	$—	$18,817	$8,961	$27,778	$—
Special mention	—	—	—	2,016	33	2,049	—
Substandard	—	—	—	—	2,728	2,728	—
Doubtful	—	—	—	694	—	694	—
Loss	—	—	—	—	—	—	—
Total equipment finance	—	—	—	21,527	11,722	33,249	—
Commercial real estate
Pass	96,288	35,495	63,273	92,421	147,568	435,045	29,645
Special mention	—	520	—	453	5,967	6,940	709
Substandard	—	—	—	422	15,980	16,402	3,834
Doubtful	—	—	—	—	60	60	—
Loss	—	—	—	1,121	635	1,756	1,536
Total commercial real estate	96,288	36,015	63,273	94,417	170,210	460,203	35,724
Commercial and industrial
Pass	23,977	26,420	13,198	12,056	25,422	101,073	68,584
Special mention	—	—	—	5,876	—	5,876	4,499
Substandard	—	2,635	9,175	11,238	6,872	29,920	20,677
Doubtful	—	—	—	2,880	1,443	4,323	3,444
Loss	—	751	1,783	3,715	—	6,249	6,249
Total commercial and industrial	23,977	29,806	24,156	35,765	33,737	147,441	103,453
Total commercial loans and leases held for investment at amortized cost	$120,265	$65,821	$87,429	$151,709	$215,669	$640,893	$139,177
(1)    Represents loan balances guaranteed by the SBA.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total	Guaranteed Amount(1)
Equipment finance
Pass	$—	$—	$—	$21,283	$1,990	$9,762	$33,035	$—
Special mention	—	—	—	2,587	227	—	2,814	—
Substandard	—	—	—	—	3,212	—	3,212	—
Doubtful	—	—	—	696	—	—	696	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	—	—	24,566	5,429	9,762	39,757	—
Commercial real estate
Pass	95,736	36,356	63,750	94,771	32,452	121,231	444,296	30,959
Special mention	—	—	—	—	—	6,088	6,088	—
Substandard	—	—	—	428	8,433	11,370	20,231	7,005
Doubtful	—	—	—	—	—	61	61	—
Loss	—	—	—	1,121	271	421	1,813	1,543
Total commercial real estate	95,736	36,356	63,750	96,320	41,156	139,171	472,489	39,507
Commercial and industrial
Pass	21,987	28,942	16,580	18,108	19,441	7,879	112,937	75,216
Special mention	—	—	—	8,535	2,959	67	11,561	9,264
Substandard	—	1,438	8,275	5,153	3,126	3,010	21,002	13,790
Doubtful	—	—	—	3,456	1,348	511	5,315	4,353
Loss	—	751	1,766	3,686	—	—	6,203	6,203
Total commercial and industrial	21,987	31,131	26,621	38,938	26,874	11,467	157,018	108,826
Total commercial loans and leases held for investment at amortized cost	$117,723	$67,487	$90,371	$159,824	$73,459	$160,400	$669,264	$148,333
(1)    Represents loan balances guaranteed by the SBA.

The following tables present loans and leases HFI at amortized cost within the commercial portfolio segment by delinquency status:

June 30, 2026	Current	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$29,827	$—	$—	$3,422	$33,249
Commercial real estate	452,065	1,765	—	6,373	460,203
Commercial and industrial	118,763	2,560	2,888	23,230	147,441
Total commercial loans and leases held for investment at amortized cost	$600,655	$4,325	$2,888	$33,025	$640,893

December 31, 2025	Current	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$35,973	$696	$—	$3,088	$39,757
Commercial real estate	461,307	—	—	11,182	472,489
Commercial and industrial	133,526	1,540	1,878	20,074	157,018
Total commercial loans and leases held for investment at amortized cost	$630,806	$2,236	$1,878	$34,344	$669,264

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Modifications

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Short-term payment reduction	$5,829	$6,892	$10,835	$12,686
Permanent loan modification	1,384	1,764	3,007	3,286
Debt settlement	2,373	2,859	2,383	2,903
Total loan modifications – unsecured consumer loans	$9,586	$11,515	$16,225	$18,875

% of unsecured consumer loans at amortized cost as of period end	0.4%	0.3%	0.7%	0.6%

The Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of four to nine months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $9.9 million of loan balances at amortized cost outstanding as of June 30, 2026, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the second quarter and first half of 2026, the weighted-average interest rate reduction under this program was approximately 8.8% for both periods. During the second quarter and first half of 2025, the weighted-average interest rate reduction under this program was approximately 8.0% and 8.1%, respectively. The weighted-average maturity date extension was approximately twelve months for all periods.

Debt settlement modifications, which include engaging with debt settlement companies, reduce the principal and interest amounts owed by borrowers. The Company typically charges-off such loans within a few months following the modification, as payments under the modified agreement are less than the original contractual amounts.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	June 30, 2026			June 30, 2025
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured consumer loans
Current	$14,475	$5,244	$7	$17,743	$5,433	$—
30-59 days	1,191	180	10	1,372	135	—
60-89 days	840	143	225	1,240	242	535
90 or more days	575	64	2,145	1,074	153	2,374
Total loan modifications	$17,081	$5,631	$2,387	$21,429	$5,963	$2,909

A modified loan is generally charged-off in the event of a borrower defaulting at 120 days past due. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Short-term payment reduction	$1,944	$2,132	$3,790	$4,718
Permanent loan modification	228	381	667	903
Debt settlement	7,343	8,829	16,011	22,165
Total loan modifications – unsecured consumer loans	$9,515	$11,342	$20,468	$27,786

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

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases HFI at amortized cost:

	June 30, 2026		December 31, 2025
	Nonaccrual	Nonaccrual with no related ACL(1)	Nonaccrual	Nonaccrual with no related ACL(1)
Unsecured consumer	$13,272	$—	$17,936	$—
Residential mortgages	1,230	1,230	431	431
Secured consumer	149	—	395	—
Total nonaccrual consumer loans held for investment at amortized cost	14,651	1,230	18,762	431

Equipment finance	3,422	—	3,088	—
Commercial real estate	6,809	1,857	11,253	5,799
Commercial and industrial	30,437	10,997	27,329	10,137
Total nonaccrual commercial loans and leases held for investment at amortized cost(2)	40,668	12,854	41,670	15,936

Total nonaccrual loans and leases held for investment at amortized cost	$55,319	$14,084	$60,432	$16,367
(1)    Subset of total nonaccrual loans and leases HFI at amortized cost.
(2)    Includes $28.3 million and $29.7 million in loan balances guaranteed by the SBA as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026		December 31, 2025
	Nonaccrual	Nonaccrual Ratios(1)	Nonaccrual	Nonaccrual Ratios(1)
Total nonaccrual consumer loans held for investment at amortized cost	$14,651	0.6%	$18,762	0.5%
Total nonaccrual commercial loans and leases held for investment at amortized cost	40,668	6.3%	41,670	6.2%
Total nonaccrual loans and leases held for investment at amortized cost	$55,319	1.7%	$60,432	1.4%
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

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

June 30, 2026	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$1,773,052	$1,773,052
Loans held for investment at fair value	—	—	2,085,066	2,085,066
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	3,394,054	3,394,054
Other asset-backed securities related to Structured Program transactions	—	—	257,820	257,820
U.S. agency residential mortgage-backed securities	—	243,375	—	243,375
U.S. agency securities	—	70,282	—	70,282
Mortgage-backed securities	—	53,806	—	53,806
Municipal securities	—	2,678	—	2,678
Other securities	—	14,359	10,387	24,746
Total securities available for sale	—	384,500	3,662,261	4,046,761
Servicing assets	—	—	72,974	72,974
Other assets	—	10,820	—	10,820
Total assets	$—	$395,320	$7,593,353	$7,988,673

Liabilities:
Other liabilities	$—	$1,845	$—	$1,845
Total liabilities	$—	$1,845	$—	$1,845

HAPPEN, INC.
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

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that inherently require judgment and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the second quarters and first halves of 2026 or 2025.

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

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

change in assumptions to the fair value may not be linear. Changes in one factor may lead to changes in other factors, which could impact the hypothetical results.

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of HFS loans:

	June 30, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average(1)	Minimum	Maximum	Weighted- Average(1)
Discount rate	6.9%	8.9%	7.5%	6.6%	9.0%	7.1%
Annualized net credit loss rate	3.4%	12.8%	6.6%	3.3%	16.0%	6.3%
Annualized prepayment rate	20.3%	27.8%	25.9%	20.5%	26.0%	25.5%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.

Fair Value Sensitivity

The sensitivity of HFS loans at fair value to adverse changes in key assumptions was as follows:

	June 30, 2026	December 31, 2025
Loans held for sale at fair value	$1,773,052	$1,762,396
Expected remaining weighted-average life (in years)	1.2	1.4
Discount rate:
100 basis point increase	$(19,743)	$(21,458)
200 basis point increase	$(39,096)	$(42,471)
Annualized net credit loss rate:
10% increase	$(22,606)	$(20,970)
20% increase	$(45,403)	$(41,766)
Annualized prepayment rate:
10% increase	$(7,760)	$(5,703)
20% increase	$(14,574)	$(10,546)

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents the activity for HFS loans at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value at beginning of period	$1,836,121	$703,378	$1,762,396	$636,352
Originations	2,033,047	1,654,313	3,735,730	2,918,045
Sales	(1,815,442)	(1,217,166)	(3,199,716)	(2,314,095)
Principal payments	(214,534)	(101,107)	(400,955)	(169,662)
Realized charge-offs, net of recoveries, recorded in earnings	(18,494)	(4,663)	(30,560)	(11,367)
Fair value adjustments recorded in earnings(1)	(47,646)	(26,587)	(93,843)	(51,105)
Fair value at end of period	$1,773,052	$1,008,168	$1,773,052	$1,008,168
(1)    Includes unrealized fair value adjustments related to HFS loans at fair value held at the end of the periods presented of $3.9 million and $1.0 million for the second quarters of 2026 and 2025, respectively, and $27.2 million and $4.5 million for the first halves of 2026 and 2025, respectively.

The following table summarizes the aggregate fair value of the Company’s HFS loans as of the periods presented, as well as the amount that was 90 days or more past due:

	June 30, 2026		December 31, 2025
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$1,833,689	$7,048	$1,795,818	$3,931
Cumulative fair value adjustments	(60,637)	(5,751)	(33,422)	(3,176)
Fair value of loans held for sale	$1,773,052	$1,297	$1,762,396	$755

HAPPEN, INC.
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

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of HFI loans:

	June 30, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average(1)	Minimum	Maximum	Weighted- Average(1)
Discount rate	5.5%	11.2%	7.1%	6.5%	8.5%	7.0%
Annualized net charge-off rate	0.3%	13.4%	5.0%	4.1%	19.1%	7.4%
Annualized prepayment rate	18.3%	46.5%	25.4%	19.6%	21.1%	20.0%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.

Fair Value Sensitivity

The sensitivity of HFI loans at fair value to adverse changes in key assumptions was as follows:

	June 30, 2026	December 31, 2025
Loans held for investment at fair value	$2,085,066	$473,314
Expected remaining weighted-average life (in years)	1.6	0.7
Discount rate:
100 basis point increase	$(29,672)	$(2,832)
200 basis point increase	$(58,442)	$(5,633)
Annualized net credit loss rate:
10% increase	$(22,396)	$(5,738)
20% increase	$(42,903)	$(13,161)
Annualized prepayment rate:
10% increase	$(8,147)	$(2,490)
20% increase	$(16,582)	$(4,979)

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents the activity for HFI loans at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value at beginning of period	$1,237,850	$818,882	$473,314	$1,027,798
Originations	1,101,924	—	2,049,125	—
Purchases	58,600	—	86,235	12,744
Principal payments	(255,726)	(184,327)	(432,382)	(402,787)
Realized charge-offs, net of recoveries, recorded in earnings	(6,680)	(14,278)	(10,281)	(41,483)
Fair value adjustments recorded in earnings(1)	(50,902)	11,459	(80,945)	35,464
Fair value at end of period	$2,085,066	$631,736	$2,085,066	$631,736
(1)    Represents unrealized fair value adjustments recorded in earnings related to HFI loans at fair value held at the end of the periods presented.

The following table summarizes the aggregate fair value of the Company’s HFI loans at fair value as of the periods presented, as well as the amount that was 90 days or more past due:

	June 30, 2026		December 31, 2025
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$2,189,229	$6,292	$495,649	$5,177
Cumulative fair value adjustments	(104,163)	(5,171)	(22,335)	(4,183)
Fair value of loans held for investment	$2,085,066	$1,121	$473,314	$994

Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable input, which includes credit spreads, was used in the fair value measurement of senior asset-backed securities related to Structured Program transactions:

	June 30, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	5.3%	6.8%	5.6%	5.0%	5.4%	5.2%

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	June 30, 2026	December 31, 2025
Fair value of interests held	$3,394,054	$3,092,410
Expected remaining weighted-average life (in years)	1.1	1.1
Discount rate:
100 basis point increase	$(37,308)	$(32,467)
200 basis point increase	$(74,616)	$(64,934)

Fair Value Reconciliation

The following table presents the activity for senior asset-backed securities related to Structured Program transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value at beginning of period	$3,246,380	$2,869,281	$3,092,410	$2,899,824
Additions	686,670	495,771	1,313,260	819,887
Cash received	(527,341)	(398,286)	(988,488)	(749,951)
Change in unrealized loss	(11,655)	(4,291)	(23,128)	(7,285)
Fair value at end of period	$3,394,054	$2,962,475	$3,394,054	$2,962,475

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	June 30, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average(1)	Minimum	Maximum	Weighted- Average(1)
Discount rate	6.9%	8.9%	7.3%	6.6%	8.6%	6.9%
Annualized net charge-off rate	3.4%	6.5%	5.6%	3.1%	6.2%	5.0%
Annualized prepayment rate	21.5%	28.0%	26.6%	22.8%	27.4%	25.8%
(1)    The weighted-average rate is calculated using the principal balance of each security.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	June 30, 2026	December 31, 2025
Fair value of interests held	$257,820	$219,370
Expected remaining weighted-average life (in years)	1.1	1.2
Discount rate:
100 basis point increase	$(2,706)	$(2,285)
200 basis point increase	$(5,361)	$(4,529)
Annualized net charge-off rate:
10% increase	$(2,793)	$(2,077)
20% increase	$(5,617)	$(4,112)
Annualized prepayment rate:
10% increase	$(1,148)	$(674)
20% increase	$(2,136)	$(1,227)

Fair Value Reconciliation

The following table presents the activity for other asset-backed securities related to Structured Program transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value at beginning of period	$238,349	$172,544	$219,370	$169,948
Additions	60,030	35,738	112,988	60,624
Cash received	(38,918)	(24,622)	(71,694)	(45,925)
Credit loss (expense) benefit for securities available for sale	(165)	819	112	(502)
Change in unrealized loss	(1,476)	(447)	(2,956)	(113)
Fair value at end of period	$257,820	$184,032	$257,820	$184,032

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	June 30, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	8.9%	16.2%	10.3%	8.9%	16.2%	10.4%
Annualized net charge-off rate(1)	3.4%	12.8%	6.1%	3.3%	19.5%	6.5%
Annualized prepayment rate(1)	19.7%	27.7%	26.0%	19.9%	25.9%	24.6%
Market servicing rate(2)	0.58%	0.58%	0.58%	0.58%	0.58%	0.58%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	June 30, 2026	December 31, 2025
Fair value of servicing assets	$72,974	$65,167
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(648)	$(567)
200 basis point increase	$(1,296)	$(1,134)
Annualized net charge-off rate:
10% increase	$(573)	$(536)
20% increase	$(1,146)	$(1,071)
Annualized prepayment rate:
10% increase	$(2,212)	$(1,892)
20% increase	$(4,424)	$(3,785)

HAPPEN, INC.
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

	June 30, 2026	December 31, 2025
Weighted-average market servicing rate assumptions	0.58%	0.58%
Change in fair value from:
Market servicing rate increase by 0.10%	$(8,123)	$(7,289)
Market servicing rate decrease by 0.10%	$8,123	$7,289

Fair Value Reconciliation

The following table presents activity for servicing assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value at beginning of period	$67,078	$56,904	$65,167	$60,697
Issuances(1)	22,733	14,670	40,218	27,935
Change in fair value(2)	(16,837)	(13,665)	(32,411)	(30,723)
Fair value at end of period	$72,974	$57,909	$72,974	$57,909
(1)    Represents the servicing assets recorded when the loans are sold. Included in “Gain on sales of loans” on the Income Statement.
(2)    Included in “Net fair value adjustments” on the Income Statement.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets and liabilities that are not recorded at fair value on a recurring basis:

June 30, 2026	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment at amortized cost, net	$2,993,252	$—	$—	$3,161,857	$3,161,857
Other assets	46,929	—	46,929	—	46,929
Total assets	$3,040,181	$—	$46,929	$3,161,857	$3,208,786

Liabilities:
Deposits(1)	$2,858,839	$—	$—	$2,858,081	$2,858,081
Other liabilities	37,119	—	14,496	22,623	37,119
Total liabilities	$2,895,958	$—	$14,496	$2,880,704	$2,895,200

December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment at amortized cost, net	$3,997,069	$—	$—	$4,251,852	$4,251,852
Other assets	47,470	—	47,312	453	47,765
Total assets	$4,044,539	$—	$47,312	$4,252,305	$4,299,617

Liabilities:
Deposits(1)	$2,434,422	$—	$—	$2,437,209	$2,437,209
Other liabilities	40,931	—	11,926	29,005	40,931
Total liabilities	$2,475,353	$—	$11,926	$2,466,214	$2,478,140
(1)    Excludes deposit liabilities with no defined or contractual maturities.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Structured Program Transactions and Variable Interest Entities

The Company’s VIEs relate to its Structured Program transactions. As of both June 30, 2026 and December 31, 2025, the Company did not consolidate any VIEs. Accordingly, holders of the related securities can look only to the assets of the VIEs that issued the securities and there is no direct recourse to the Company’s assets.

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with unconsolidated VIEs:

	June 30, 2026	December 31, 2025
Assets
Securities available for sale at fair value	$3,651,874	$3,311,780
Other assets	61,786	53,660
Total assets	3,713,660	3,365,440
Liabilities
Other liabilities	—	1,023
Total liabilities	—	1,023
Total net assets (maximum loss exposure)	$3,713,660	$3,364,417

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

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value of consideration received:
Cash	$453,853	$182,675	$869,951	$331,054
Net securities retained from Structured Program transactions	746,700	531,509	1,381,832	880,511
Other assets, net	14,605	10,682	27,190	16,656
Total consideration	1,215,158	724,866	2,278,973	1,228,221
Fair value of loans sold	(1,201,218)	(715,210)	(2,253,004)	(1,213,268)
Gain on sales of loans(1)	$13,940	$9,656	$25,969	$14,953

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$12,178	$8,850	$23,528	$17,746
Interest received on securities retained from Structured Program transactions	$50,747	$50,147	$101,743	$101,281
(1)    Consists primarily of servicing assets recognized at the time of loan sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale.

As of June 30, 2026, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $5.2 billion, of which $67.7 million was 30 days or more past due. As of December 31, 2025, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $4.4 billion, of which $64.9 million was 30 days or more past due. For such loans, the Company would only

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

Derivatives Not Designated as Accounting Hedges

During the first quarter of 2026, the Company voluntarily de-designated all of its interest rate swaps previously designated as fair value hedges. Following de-designation, changes in the fair value of these derivatives are recorded in “Net fair value adjustments” on the Income Statement, and the remaining unamortized basis adjustments on the previously hedged items are amortized through interest income over the remaining life of the underlying instruments. As of June 30, 2026, the remaining unamortized basis adjustment totaled $0.4 million for previously hedged unsecured consumer loans and $0.1 million for previously hedged AFS securities.

The table below presents the notional and gross fair value amounts of the Company’s derivatives:

	June 30, 2026			December 31, 2025
	Notional	Derivative Asset(1)	Derivative Liability(1)	Notional	Derivative Asset(1)	Derivative Liability(1)
Credit derivatives	$—	$—	$—	$3,737	$—	$(1,327)
Interest rate contracts:
Interest rate caps	775,000	7,801	—	325,000	528	—
Interest rate swaps	1,325,000	1,872	(698)	125,000	—	(234)
Total interest rate contracts	$2,100,000	$9,673	$(698)	$450,000	$528	$(234)

Total	$2,100,000	$9,673	$(698)	$453,737	$528	$(1,561)
(1)    Recorded in “Other assets” or “Other liabilities” on a net basis, as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.

The table below presents the gains (losses) recognized on the Company’s derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Credit derivatives(1)	$—	$957	$289	$2,116
Interest rate contracts(2)	3,186	(10)	6,087	(70)
Total gains	$3,186	$947	$6,376	$2,046
(1)    The initial fair value of the credit derivative liabilities is recorded in “Gain on sales of loans” with incremental changes in the fair value recorded in “Net fair value adjustments,” both on the Income Statement.
(2)    Recorded in “Net fair value adjustments” on the Income Statement.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Derivatives Designated as Accounting Hedges

As of June 30, 2026, there were no derivatives designated as hedging instruments. Prior period amounts in the tables below reflect periods in which hedge accounting was applied.

The table below presents the notional and gross fair value amounts of the Company’s interest rate swaps that were designated as fair value hedges:

	December 31, 2025
	Notional	Derivative Asset(1)	Derivative Liability(1)
Unsecured consumer loans	$575,000	$81	$(1,566)
Securities available for sale	475,000	146	(774)
Total interest rate swaps	$1,050,000	$227	$(2,340)
(1)    Recorded in “Other assets” or “Other liabilities,” as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.

The following table summarizes the gain (loss) recognized on the Company’s fair value hedges:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Gains (losses) recognized on:
Unsecured consumer loans:
Hedged item	$(406)	$(153)
Derivatives	348	70
Interest settlement on derivative(1)	147	(388)
Total gain (loss) on hedged unsecured consumer loans(2)	89	(471)

Securities available for sale:
Hedged item	383	2,242
Derivatives	(413)	(2,346)
Interest settlement on derivative(1)	699	1,315
Total gain on hedged securities available for sale(3)	669	1,211

Total gain on fair value hedges	$758	$740
(1)    Includes accrued interest receivable and accrued interest payable.
(2)    Recorded in “Interest on loans” on the Income Statement.
(3)    Recorded in “Interest on securities available for sale” on the Income Statement.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the cumulative basis adjustments for fair value hedges:

	December 31, 2025
Balance Sheet Line Item	Carrying Amount of Closed Portfolio(1)	Cumulative Fair Value Adjustment Included in the Carrying Amount of the Hedged Items
Loans and leases held for investment at amortized cost	$1,283,622	$1,597
Securities available for sale	$1,091,921	$727
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

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	June 30, 2026	December 31, 2025
Software(1)	$263,966	$259,773
Land, building and building improvements(2)	97,569	81,601
Leasehold improvements	10,157	30,686
Computer equipment	7,528	5,829
Furniture and fixtures	4,469	5,554
Total property, equipment and software	383,689	383,443
Accumulated depreciation and amortization	(107,235)	(129,355)
Total property, equipment and software, net	$276,454	$254,088
(1)    Includes $36.0 million and $28.3 million of development in progress for internally-developed software and $6.9 million and $6.8 million of development in progress to customize purchased software as of June 30, 2026 and December 31, 2025, respectively.
(2)    Includes $7.7 million of building improvements in progress as December 31, 2025.

Depreciation and amortization expense on property, equipment and software was $15.4 million and $30.5 million for the second quarter and first half of 2026, respectively. Depreciation and amortization expense on property, equipment and software was $14.8 million and $27.9 million for the second quarter and first half of 2025, respectively.

The Company recognized impairment expense of $2.1 million on its internally-developed software for the second quarter and first half of 2026. This was recorded within “Depreciation and amortization” expense on the Income Statement. No impairment expense was recorded for the second quarter and first half of 2025.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both June 30, 2026 and December 31, 2025. The Company did not record any goodwill impairment expense during the second quarters and first halves of 2026 and 2025. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist primarily of customer relationships. These intangible assets are amortized on an accelerated basis from ten to fourteen years.

Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	June 30, 2026	December 31, 2025
Gross carrying value	$56,490	$56,490
Accumulated amortization	(50,457)	(49,071)
Net carrying value	$6,033	$7,419

Amortization expense associated with intangible assets for the second quarter and first half of 2026 was $0.6 million and $1.4 million, respectively. Amortization expense associated with intangible assets for the second quarter and first half of 2025 was $0.7 million and $1.5 million, respectively. There was no impairment loss for the second quarters and first halves of 2026 and 2025.

The expected future amortization expense for intangible assets as of June 30, 2026, is as follows:

2026	$1,250
2027	1,943
2028	1,179
2029	729
2030	456
Thereafter	476
Total	$6,033

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Other Assets

Other assets consist of the following:

	June 30, 2026	December 31, 2025
Deferred tax assets, net(1)	$91,683	$96,159
Servicing assets(2)	73,066	65,326
Nonmarketable equity investments	49,153	48,462
Accrued interest receivable	46,929	43,918
Operating lease assets	9,403	12,942
Intangible assets, net(3)	6,033	7,419
Other	94,249	93,860
Total other assets	$370,516	$368,086
(1)    See “Note 15. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $8.3 billion and $7.6 billion as of June 30, 2026 and December 31, 2025, respectively.
(3)    See “Note 9. Goodwill and Intangible Assets” for additional detail.

11. Deposits

Deposits consist of the following:

	June 30, 2026	December 31, 2025
Interest-bearing deposits:
Savings and money market accounts	$7,059,536	$6,599,737
Certificates of deposit	2,858,839	2,434,422
Checking accounts	417,861	425,324
Total	10,336,236	9,459,483
Noninterest-bearing deposits	429,031	374,387
Total deposits	$10,765,267	$9,833,870

Total certificates of deposit at June 30, 2026 are scheduled to mature as follows:

2026	$1,576,853
2027	1,262,821
2028	6,792
2029	10,473
2030	1,259
Thereafter	641
Total certificates of deposit(1)	$2,858,839
(1)    Certificates of deposit in excess of the FDIC insurance limit of $250 thousand per account holder totaled $163.6 million at June 30, 2026.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Borrowings

The Company did not have any debt outstanding as of June 30, 2026 or December 31, 2025.

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	June 30, 2026		December 31, 2025
	Available Borrowing Capacity	Pledged Collateral(1)	Available Borrowing Capacity	Pledged Collateral(2)
FRB Discount Window	$3,446,444	$4,489,394	$3,294,827	$4,245,845
FHLB of Des Moines	672,819	843,283	679,361	861,913
Total	$4,119,263	$5,332,677	$3,974,188	$5,107,758
(1)    As of June 30, 2026, the Company had $4.5 billion in loans pledged under the Federal Reserve System (FRB) Discount Window, and $467.7 million in loans and $375.6 million in securities available for sale at fair value pledged to the Federal Home Loan Bank (FHLB) of Des Moines.
(2)    As of December 31, 2025, the Company had $4.2 billion in loans pledged under the FRB Discount Window, and $486.2 million in loans and $375.7 million in securities available for sale at fair value pledged to the FHLB of Des Moines.

13. Other Liabilities

Other liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$83,540	$87,341
Due to borrowers(1)	42,255	60,254
Payable to investors(2)	14,496	11,926
Operating lease liabilities	11,369	15,826
Other	64,648	58,171
Total other liabilities	$216,308	$233,518
(1)    Represents originated loans for which disbursement of funds is pending to borrowers.
(2)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

14. Equity

Share Repurchases

On November 4, 2025, the Company’s Board of Directors approved a program to repurchase and acquire up to $100 million of the Company’s common stock through December 31, 2026. During the six months ended June 30, 2026, the Company repurchased 1,221,938 shares of Happen, Inc. common stock on the open market at an average price of $16.68 per share and retired those shares upon repurchase.

HAPPEN, INC.
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

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	$6,708	$9,236	$14,237	$18,310
PBRSUs	1,258	1,270	2,263	2,117
Stock-based compensation expense, gross	7,966	10,506	16,500	20,427
Less: Capitalized stock-based compensation expense	1,012	1,441	1,972	2,843
Stock-based compensation expense, net	$6,954	$9,065	$14,528	$17,584

Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	4,278,687	$10.73
Granted	1,979,722	$15.58
Vested	(1,867,714)	$9.50
Forfeited	(510,128)	$12.72
Unvested at June 30, 2026	3,880,567	$13.53

During the first half of 2026, the Company granted 1,979,722 RSUs with an aggregate fair value of $30.8 million.

As of June 30, 2026, there was $47.0 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years, subject to any forfeitures.

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

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	1,160,819	$8.86
Granted	641,982	$14.72
Vested	(485,134)	$7.62
Forfeited	(43,690)	$12.88
Unvested at June 30, 2026	1,273,977	$12.14

During the first half of 2026, the Company granted 641,982 PBRSUs with an aggregate fair value of $9.4 million.

As of June 30, 2026, there was $10.0 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years, subject to any forfeitures.

15. Income Taxes

For the second quarter and first half of 2026, the Company recorded an income tax expense of $17.5 million and $33.2 million, respectively, representing an effective tax rate of 23.1% and 23.2%, respectively. For the second quarter and first half of 2025, the Company recorded an income tax expense of $15.8 million and $19.8 million, respectively, representing an effective tax rate of 29.3% and 28.5%, respectively. The effective tax rate differs from the federal statutory rate primarily due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. The decrease in the effective tax rate period over period was primarily driven by the discrete tax expense recognized in the second quarter of 2025 related to the revaluation of the Company’s deferred tax assets following the enactment of California Senate Bill 132 on June 27, 2025, and the reduction in the overall effective state tax rate resulting from the law’s requirement that banks and financial companies use a single-sales-factor apportionment formula, effective for tax years beginning in 2025.

The following table summarizes the Company’s net deferred tax assets:

	June 30, 2026	December 31, 2025
Deferred tax assets, net of liabilities	$139,730	$144,206
Valuation allowance	(48,047)	(48,047)
Deferred tax assets, net of valuation allowance	$91,683	$96,159

16. Leases

Lessee Arrangements

Following the expiration of its prior headquarters lease, the Company relocated its headquarters in April 2026 to an office building in San Francisco, California.

The Company has various operating leases for office space in the Salt Lake City, Utah area, Boston, Massachusetts, and New York, New York, with remaining lease terms ranging from approximately two to three years as of June 30, 2026.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	June 30, 2026	December 31, 2025
Operating lease assets	Other assets	$9,403	$12,942
Operating lease liabilities	Other liabilities	$11,369	$15,826

Net lease costs were $1.6 million and $4.4 million during the second quarter and first half of 2026, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement. Net lease costs were $2.7 million and $5.5 million during the second quarter and first half of 2025, respectively.

The Company’s future minimum undiscounted lease payments under operating leases as of June 30, 2026 were as follows:

Operating Lease Payments
2026	$2,471
2027	5,010
2028	4,046
2029	909
Total lease payments	$12,436
Discount effect	(1,067)
Present value of future minimum lease payments	$11,369

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	2.54	2.64
Weighted-average discount rate	4.32%	4.56%

HAPPEN, INC.
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

Rental income earned from such leases was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental income(1)	$1,415	$1,854	$3,407	$1,854
(1)    Recorded in “Other non-interest income” on the Income Statement.

Future fixed lease payments to be received by the Company as of June 30, 2026, under non-cancelable operating leases, were as follows:

2026	$2,238
2027	3,356
2028	2,460
2029	1,932
2030	1,990
Thereafter	6,215
Total lease payments	$18,191

Sales-type Leases

The Company has sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term.

Interest earned on Equipment Finance was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest earned(1)	$461	$709	$981	$1,556
(1)    Recorded in “Interest on loans” on the Income Statement.

The components of Equipment Finance assets are as follows:

	June 30, 2026	December 31, 2025
Lease receivables	$17,418	$25,384
Unguaranteed residual asset values	18,631	17,907
Unearned income	(2,910)	(3,690)
Deferred costs	110	156
Total	$33,249	$39,757

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Future minimum lease payments based on maturity of the Company’s sales-type leases as of June 30, 2026 were as follows:

2026	$5,725
2027	7,292
2028	3,576
2029	1,381
Total lease payments	$17,974
Discount effect	(556)
Present value of future minimum lease payments	$17,418

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

Unfunded Lending Commitments

As of June 30, 2026 and December 31, 2025, the contractual amount of unfunded lending commitments totaled $122.6 million and $98.2 million, respectively, of which $35.2 million and $52.0 million, respectively, are commitments for loans (at amortized cost) to be funded. See “Note 4. Loans” for additional detail related to the reserve for unfunded lending commitments.

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

HAPPEN, INC.
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

18. Regulatory Requirements

Happen, Inc. and Happen Bank are subject to comprehensive supervision, examination and enforcement, and regulation by the FRB and the Office of the Comptroller of the Currency (OCC), respectively, including generally similar capital adequacy requirements adopted by both agencies.

These requirements establish required minimum ratios for Common Equity Tier 1 (CET1) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company. The minimum capital requirements under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III) capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums prescribed under the Basel III capital framework. The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA framework provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At June 30, 2026 and December 31, 2025, the Company’s and Happen Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as “well-capitalized” institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since June 30, 2026 that management believes would change the Company’s categorization.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the actual capital amounts and ratios of the Company and Happen Bank as well as the regulatory minimum and “well capitalized” requirements (dollars in millions):

	June 30, 2026		December 31, 2025		Required Minimum(1)	Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio
Happen, Inc.:
CET1 capital(2)	$1,436.2	16.9%	$1,342.6	17.4%	7.0%	N/A
Tier 1 capital	$1,436.2	16.9%	$1,342.6	17.4%	8.5%	6.0%
Total capital	$1,543.5	18.2%	$1,441.0	18.7%	10.5%	10.0%
Tier 1 leverage	$1,436.2	11.9%	$1,342.6	12.0%	4.0%	N/A
Risk-weighted assets	$8,499.0	N/A	$7,696.1	N/A	N/A	N/A
Quarterly adjusted average assets	$12,048.2	N/A	$11,174.0	N/A	N/A	N/A

Happen Bank:
CET1 capital(2)	$1,315.7	15.6%	$1,183.9	15.5%	7.0%	6.5%
Tier 1 capital	$1,315.7	15.6%	$1,183.9	15.5%	8.5%	8.0%
Total capital	$1,422.4	16.8%	$1,281.8	16.8%	10.5%	10.0%
Tier 1 leverage	$1,315.7	11.0%	$1,183.9	10.7%	4.0%	5.0%
Risk-weighted assets	$8,452.0	N/A	$7,652.0	N/A	N/A	N/A
Quarterly adjusted average assets	$11,987.1	N/A	$11,090.4	N/A	N/A	N/A
N/A – Not applicable
(1)     Required minimums presented for risk-based capital ratios include the required capital conservation buffer of 2.5%.
(2)     CET1 capital consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including deductions for goodwill and other intangible assets.

Federal laws and regulations limit the ability of national banks, such as Happen Bank, to pay dividends based upon, among other things, maintaining required levels of regulatory capital and retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. During the first quarter of 2025, Happen Bank paid a $50 million cash dividend to Happen, Inc. to return a capital contribution made by Happen, Inc. to Happen Bank in the second half of 2024. Happen Bank has not otherwise declared any dividends.

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

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

19. Segment Reporting

Reportable Segments

The Company defines operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Chief Operating Decision Maker (CODM) to allocate resources and evaluate financial performance. The measure of segment profit used by the CODM in this evaluation is net income. The CODM consists of the Company’s Chief Executive Officer and Chief Financial Officer. This information is reviewed according to the legal organizational structure of the Company’s operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, Happen Bank, which are both considered reportable segments. Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return.

Happen Bank

The Happen Bank operating segment represents the national bank legal entity and reflects operating activities after its formation. This segment provides a full complement of financial products and solutions, including loans and deposits. It originates loans to individuals and businesses, retains loans for investment, sells loans to marketplace investors and manages relationships with deposit holders.

Happen, Inc. (Parent Only)

The Happen, Inc. (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the formation of Happen Bank. This activity includes, but is not limited to, servicing fee revenue on purchased servicing assets, and interest income and interest expense related to transactions entered into prior to Happen Bank’s formation.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	Happen Bank		Happen, Inc. (Parent only)		Total Reportable Segments
Three Months Ended June 30,	2026	2025	2026	2025	2026	2025
Interest income:
Interest income	$268,709	$236,958	$226	$139	$268,935	$237,097
Interest expense	(89,918)	(82,848)	—	—	(89,918)	(82,848)
Net interest income	178,791	154,110	226	139	179,017	154,249

Non-interest income:
Origination fees(1)	163,656	87,574	350	4	164,006	87,578
Servicing fees(1)	5,638	2,512	5,147	7,652	10,785	10,164
Gain on sales of loans(1)	21,461	13,540	—	—	21,461	13,540
Net fair value adjustments(1)	(121,594)	(30,202)	449	2,333	(121,145)	(27,869)
Other non-interest income	11,317	14,095	1,677	1,789	12,994	15,884
Total non-interest income	80,478	87,519	7,623	11,778	88,101	99,297

Total net revenue	259,269	241,629	7,849	11,917	267,118	253,546

Provision for credit losses	10,917	(39,733)	—	—	10,917	(39,733)

Non-interest expense:
Compensation and benefits	(66,728)	(60,207)	(1,493)	(1,782)	(68,221)	(61,989)
Marketing	(62,580)	(33,580)	—	—	(62,580)	(33,580)
Equipment and software	(15,814)	(14,474)	(32)	(21)	(15,846)	(14,495)
Depreciation and amortization	(17,742)	(14,251)	(410)	(1,209)	(18,152)	(15,460)
Professional services	(11,759)	(10,019)	(230)	(281)	(11,989)	(10,300)
Occupancy	(3,639)	(2,845)	(1,343)	(1,942)	(4,982)	(4,787)
Other non-interest expense	(16,928)	(15,557)	(3,680)	(3,661)	(20,608)	(19,218)
Total non-interest expense	(195,190)	(150,933)	(7,188)	(8,896)	(202,378)	(159,829)
Income tax expense	(17,174)	(13,534)	(335)	(2,272)	(17,509)	(15,806)
Net income(2)	$57,822	$37,429	$326	$749	$58,148	$38,178
Capital expenditures	$27,967	$90,694	$—	$—	$27,967	$90,694
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Total net income from reportable segments reflects net income on a consolidated basis.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Happen Bank		Happen, Inc. (Parent only)		Total Reportable Segments
Six Months Ended June 30,	2026	2025	2026	2025	2026	2025
Interest income:
Interest income	$529,654	$468,713	$488	$443	$530,142	$469,156
Interest expense	(174,891)	(164,950)	—	—	(174,891)	(164,950)
Net interest income	354,763	303,763	488	443	355,251	304,206

Non-interest income:
Origination fees(1)	293,644	157,507	450	15	294,094	157,522
Servicing fees(1)	10,980	2,710	10,138	12,564	21,118	15,274
Gain on sales of loans(1)	37,730	25,742	—	—	37,730	25,742
Net fair value adjustments(1)	(211,260)	(60,325)	1,190	3,205	(210,070)	(57,120)
Other non-interest income	22,447	27,036	3,805	3,780	26,252	30,816
Total non-interest income	153,541	152,670	15,583	19,564	169,124	172,234

Total net revenue	508,304	456,433	16,071	20,007	524,375	476,440

Provision for credit losses	10,527	(97,882)	—	—	10,527	(97,882)

Non-interest expense:
Compensation and benefits	(130,823)	(117,070)	(2,912)	(3,308)	(133,735)	(120,378)
Marketing	(117,995)	(62,819)	—	—	(117,995)	(62,819)
Equipment and software	(31,107)	(29,093)	(32)	(46)	(31,139)	(29,139)
Depreciation and amortization	(32,734)	(26,794)	(1,237)	(2,575)	(33,971)	(29,369)
Professional services	(23,446)	(19,656)	(310)	(408)	(23,756)	(20,064)
Occupancy	(7,610)	(5,246)	(3,763)	(3,886)	(11,373)	(9,132)
Other non-interest expense	(34,224)	(30,004)	(5,724)	(7,974)	(39,948)	(37,978)
Total non-interest expense	(377,939)	(290,682)	(13,978)	(18,197)	(391,917)	(308,879)
Income tax expense	(32,069)	(18,406)	(1,165)	(1,424)	(33,234)	(19,830)
Net income(2)	$108,823	$49,463	$928	$386	$109,751	$49,849
Capital expenditures	$53,751	$103,760	$—	$—	$53,751	$103,760
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total net revenue – reportable segments	$267,118	$253,546	$524,375	$476,440
Intercompany eliminations	(4,263)	(5,111)	(9,269)	(10,294)
Total net revenue – consolidated	$262,855	$248,435	$515,106	$466,146

Each expense item reported above represents the Company’s “significant segment expenses” as they are separately evaluated by the CODM, with the exception of “Other non-interest expense” which represents “other segment items” and encompasses various miscellaneous operating expenses.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Happen Bank		Happen, Inc. (Parent only)		Total Reportable Segments
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Assets
Total cash and cash equivalents	$899,767	$901,246	$100,930	$127,087	$1,000,697	$1,028,333
Restricted cash	—	—	16,557	16,659	16,557	16,659
Securities available for sale at fair value	4,036,374	3,696,626	10,387	10,083	4,046,761	3,706,709
Loans held for sale at fair value	1,773,052	1,762,396	—	—	1,773,052	1,762,396
Loans held for investment at fair value	2,084,515	472,301	551	1,013	2,085,066	473,314
Loans and leases held for investment at amortized cost, net	2,993,252	3,997,069	—	—	2,993,252	3,997,069
Property, equipment and software, net	273,467	250,168	2,987	3,920	276,454	254,088
Investment in subsidiary	—	—	938,499	903,339	938,499	903,339
Goodwill	75,717	75,717	—	—	75,717	75,717
Other assets	340,699	316,488	33,683	72,323	374,382	388,811
Total assets	12,476,843	11,472,011	1,103,594	1,134,424	13,580,437	12,606,435
Liabilities and Equity
Total deposits	10,854,299	9,948,426	—	—	10,854,299	9,948,426
Other liabilities	193,744	217,930	26,430	36,313	220,174	254,243
Total liabilities	11,048,043	10,166,356	26,430	36,313	11,074,473	10,202,669
Total equity	1,428,800	1,305,655	1,077,164	1,098,111	2,505,964	2,403,766
Total liabilities and equity	$12,476,843	$11,472,011	$1,103,594	$1,134,424	$13,580,437	$12,606,435

	June 30, 2026	December 31, 2025
Total assets – reportable segments	$13,580,437	$12,606,435
Intercompany eliminations	(1,031,397)	(1,038,619)
Total assets – consolidated	$12,549,040	$11,567,816

	June 30, 2026	December 31, 2025
Total liabilities and equity – reportable segments	$13,580,437	$12,606,435
Intercompany eliminations – liabilities	(92,898)	(135,281)
Intercompany eliminations – equity	(938,499)	(903,338)
Total liabilities and equity – consolidated	$12,549,040	$11,567,816

Concentration and Geographic Information

No individual borrower or marketplace investor accounted for 10% or more of total net revenue for any of the periods presented. All of the Company’s revenue is generated in the United States, and all of the long-lived assets are based in the United States.

HAPPEN, INC.
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

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Overview

On June 22, 2026, we changed our corporate name from LendingClub Corporation to Happen, Inc., and the name of our wholly-owned banking subsidiary from LendingClub Bank, National Association to Happen Bank, National Association (Happen Bank). Happen, Inc. operates a leading, nationally chartered, digital marketplace bank that leverages data and technology to increase access to credit, reduce borrowing costs, and improve returns on savings for our members. Happen, Inc. is registered as a bank holding company and operates the vast majority of its business through its wholly-owned subsidiary, Happen Bank.

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

Financial Highlights

We delivered several financial achievements in the second quarter of 2026, including total net revenue of $262.9 million, an increase of 6% compared to the same period in the prior year. This growth was primarily driven by an increase in loan origination volume, an increase in loan sales and loan sale pricing, as well as higher net interest income due to an increase in total interest-earning assets. Net income grew to $58.1 million, with diluted EPS of $0.50, compared to $38.2 million, with diluted EPS of $0.33, in the prior year.

The following tables summarize our selected financial data:

	As of and for the three months ended			As of and for the six months ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Net interest income	$179,017	$176,234	$154,249	$355,251	$304,206
Non-interest income	83,838	76,017	94,186	159,855	161,940
Total net revenue	262,855	252,251	248,435	515,106	466,146
Provision for credit losses	(10,917)	390	39,733	(10,527)	97,882
Non-interest expense	198,115	184,533	154,718	382,648	298,585
Income before income tax expense	75,657	67,328	53,984	142,985	69,679
Income tax expense	(17,509)	(15,725)	(15,806)	(33,234)	(19,830)
Net income	$58,148	$51,603	$38,178	$109,751	$49,849
Diluted EPS	$0.50	$0.44	$0.33	$0.94	$0.43

Total loan originations (in millions)(1)	$3,145	$2,669	$2,433	$5,814	$4,465
Current period originations sold or held for sale	$2,039	$1,717	$1,702	$3,756	$3,016
Current period originations held for investment	$1,107	$952	$731	$2,059	$1,448

Total servicing portfolio (in millions)(2)	$14,596	$13,854	$12,524
Loans serviced for others	$8,231	$7,750	$7,185

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	As of and for the three months ended			As of and for the six months ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Performance Metrics:
Net interest margin	6.14%	6.28%	6.14%	6.21%	6.05%
Profit margin(3)	28.8%	26.7%	21.7%	27.8%	14.9%
Return on average equity (ROE)(4)	15.1%	13.7%	11.1%	14.4%	7.3%
Return on tangible common equity (ROTCE)(5)(6)	15.9%	14.5%	11.8%	15.2%	7.8%
Return on average total assets (ROA)(7)	1.9%	1.8%	1.5%	1.8%	1.0%
Marketing expense as a % of loan originations(1)	1.99%	2.08%	1.38%	2.03%	1.41%

Average balance - total loans and leases held for investment	$5,108,678	$4,797,639	$4,899,272	$4,954,018	$4,965,101
Net charge-offs - total loans and leases held for investment	$40,599	$42,493	$46,078	$83,092	$122,206
Net charge-off ratio - total loans and leases held for investment(8)	3.2%	3.5%	3.8%	3.4%	4.9%

Capital Metrics:
Common equity tier 1 capital ratio	16.9%	17.0%	17.5%
Tier 1 leverage ratio	11.9%	11.9%	12.2%
Book value per common share	$13.58	$13.19	$12.25
Tangible book value per common share(6)	$12.89	$12.49	$11.53
(1)    Beginning in the first quarter of 2026, includes all loans originated during the respective periods (unsecured consumer loans, auto loans and small business loans). Previously this included unsecured consumer loans and auto loans only. Prior periods have been reclassified to conform to the current period presentation. See “Non-Interest Income” for additional information.
(2)    Reflects loans serviced on our platform, which includes unsecured consumer loans and auto loans serviced for others for which servicing rights are retained by the Company.
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

	As of the period ended
	June 30, 2026	March 31, 2026	June 30, 2025
Balance Sheet Data:
Securities available for sale	$4,046,761	$3,867,576	$3,527,142
Loans held for sale	$1,773,052	$1,836,121	$1,008,168
Loans and leases held for investment	$5,078,318	$4,700,990	$4,765,068
Total loans and leases	$6,851,370	$6,537,111	$5,773,236
Total assets	$12,549,040	$11,939,839	$10,775,333
Total deposits(1)	$10,765,267	$10,189,511	$9,136,124
Total liabilities	$10,981,575	$10,416,311	$9,369,298
Total equity	$1,567,465	$1,523,528	$1,406,035
(1)    As of June 30, 2026, Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 88% of total deposits.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Credit Quality Indicators

We evaluate the credit quality of our loan and leases held for investment based on delinquency status and payment activity. The following tables present loans and leases held for investment (at amortized cost and fair value) by delinquency status:

June 30, 2026	Current	30-59 Days	60-89 Days	90 or More Days	Total	Guaranteed Amount(1)
Unsecured consumer(2)	$3,966,514	$19,724	$16,249	$14,386	$4,016,873	$—
Residential mortgages	146,498	—	—	962	147,460	—
Secured consumer	406,339	2,378	741	157	409,615	—
Total consumer loans held for investment	4,519,351	22,102	16,990	15,505	4,573,948	—

Equipment finance(3)	29,827	—	—	3,422	33,249	—
Commercial real estate(4)	490,680	1,765	—	6,373	498,818	38,783
Commercial and industrial	136,122	2,560	2,888	23,230	164,800	115,001
Total commercial loans and leases held for investment	656,629	4,325	2,888	33,025	696,867	153,784
Total loans and leases held for investment	$5,175,980	$26,427	$19,878	$48,530	$5,270,815	$153,784

December 31, 2025	Current	30-59 Days	60-89 Days	90 or More Days	Total	Guaranteed Amount(1)
Unsecured consumer(2)	$3,600,434	$24,075	$19,685	$18,929	$3,663,123	$—
Residential mortgages	150,099	—	888	86	151,073	—
Secured consumer	257,063	3,015	596	395	261,069	—
Total consumer loans held for investment	4,007,596	27,090	21,169	19,410	4,075,265	—

Equipment finance(3)	35,973	696	—	3,088	39,757	—
Commercial real estate(4)	461,307	—	—	11,182	472,489	39,507
Commercial and industrial	133,526	1,540	1,878	20,074	157,018	108,826
Total commercial loans and leases held for investment	630,806	2,236	1,878	34,344	669,264	148,333
Total loans and leases held for investment	$4,638,402	$29,326	$23,047	$53,754	$4,744,529	$148,333
(1)    Represents loan balances guaranteed by the Small Business Administration (SBA).
(2)    Excludes basis adjustment for loans previously designated in fair value hedges under the portfolio layer method of $0.4 million and $1.6 million as of June 30, 2026 and December 31, 2025, respectively.
(3)    Comprised of sales-type leases for equipment.
(4)    Includes $309.9 million and $286.8 million in loans originated through the SBA as of June 30, 2026 and December 31, 2025, respectively.

The above summary should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety. For additional discussion related to our operating segments, see “Segment Information.”

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Results of Operations
The following tables set forth the Income Statement data for each of the periods presented:

	Three Months Ended			Change (%)
	June 30, 2026	March 31, 2026	June 30, 2025(1)	Q2 2026 vs Q1 2026	Q2 2026 vs Q2 2025
Interest income:
Interest on loans	$206,397	$199,897	$174,645	3%	18%
Interest on securities available for sale	55,114	54,411	55,339	1%	—%
Other interest income	7,424	6,899	7,113	8%	4%
Total interest income	268,935	261,207	237,097	3%	13%

Interest expense:
Interest on deposits	89,916	84,971	82,845	6%	9%
Other interest expense	2	2	3	—%	(33)%
Total interest expense	89,918	84,973	82,848	6%	9%

Net interest income	179,017	176,234	154,249	2%	16%

Non-interest income:
Origination fees	164,006	130,088	87,578	26%	87%
Servicing fees	12,890	13,113	16,395	(2)%	(21)%
Gain on sales of loans	21,461	16,269	13,540	32%	59%
Net fair value adjustments	(121,145)	(88,925)	(27,869)	(36)%	(335)%
Other non-interest income	6,626	5,472	4,542	21%	46%
Total non-interest income	83,838	76,017	94,186	10%	(11)%

Total net revenue	262,855	252,251	248,435	4%	6%

Provision for credit losses	(10,917)	390	39,733	N/M	N/M

Non-interest expense:
Compensation and benefits	68,221	65,514	61,989	4%	10%
Marketing	62,580	55,415	33,580	13%	86%
Equipment and software	15,846	15,293	14,495	4%	9%
Depreciation and amortization	18,152	15,819	15,460	15%	17%
Professional services	11,989	11,767	10,300	2%	16%
Occupancy	4,982	6,391	4,787	(22)%	4%
Other non-interest expense	16,345	14,334	14,107	14%	16%
Total non-interest expense	198,115	184,533	154,718	7%	28%

Income before income tax expense	75,657	67,328	53,984	12%	40%
Income tax expense	(17,509)	(15,725)	(15,806)	11%	11%
Net income	$58,148	$51,603	$38,178	13%	52%

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30,
	2026	2025(1)	Change (%)
Interest income:
Interest on loans	$406,294	$340,818	19%
Interest on securities available for sale	109,525	111,619	(2)%
Other interest income	14,323	16,719	(14)%
Total interest income	530,142	469,156	13%

Interest expense:
Interest on deposits	174,887	164,945	6%
Other interest expense	4	5	(20)%
Total interest expense	174,891	164,950	6%

Net interest income	355,251	304,206	17%

Non-interest income:
Origination fees	294,094	157,522	87%
Servicing fees	26,003	29,143	(11)%
Gain on sales of loans	37,730	25,742	47%
Net fair value adjustments	(210,070)	(57,120)	(268)%
Other non-interest income	12,098	6,653	82%
Total non-interest income	159,855	161,940	(1)%

Total net revenue	515,106	466,146	11%

Provision for credit losses	(10,527)	97,882	N/M

Non-interest expense:
Compensation and benefits	133,735	120,378	11%
Marketing	117,995	62,819	88%
Equipment and software	31,139	29,139	7%
Depreciation and amortization	33,971	29,369	16%
Professional services	23,756	20,064	18%
Occupancy	11,373	9,132	25%
Other non-interest expense	30,679	27,684	11%
Total non-interest expense	382,648	298,585	28%

Income before income tax expense	142,985	69,679	105%
Income tax expense	(33,234)	(19,830)	68%
Net income	$109,751	$49,849	120%
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.

The analysis below is presented for the following periods: Second quarter of 2026 compared to the first quarter of 2026 (sequential), second quarter of 2026 compared to the second quarter of 2025 (year over year) and first half of 2026 compared to the first half of 2025 (six months over six months).

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Net Interest Income

The following tables present net interest income information for interest-earning assets and interest-bearing funding sources for the periods presented, as well as an analysis of changes in interest income and interest expense resulting from changes in volume and rate. The average yield/rate is calculated by dividing the annualized period-end interest income/expense by the average balance.

	Three Months Ended June 30, 2026			Three Months Ended March 31, 2026			Three Months Ended June 30, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets(1)
Cash, cash equivalents, restricted cash and other	$825,029	$7,424	3.60%	$775,385	$6,899	3.56%	$679,603	$7,113	4.19%
Securities available for sale at fair value	3,880,678	55,114	5.68%	3,737,199	54,411	5.82%	3,411,020	55,339	6.49%
Loans held for sale at fair value	1,850,763	64,039	13.84%	1,910,017	64,531	13.51%	1,061,845	32,489	12.24%
Loans held for investment at fair value	1,667,694	46,540	11.16%	807,486	25,467	12.62%	722,685	19,761	10.94%
Loans and leases held for investment at amortized cost:
Unsecured consumer loans	2,438,480	80,830	13.26%	2,934,584	94,763	12.92%	3,177,439	107,829	13.57%
Commercial and secured consumer loans	1,002,504	14,988	5.98%	1,055,569	15,136	5.74%	999,148	14,566	5.83%
Loans and leases held for investment at amortized cost	3,440,984	95,818	11.14%	3,990,153	109,899	11.02%	4,176,587	122,395	11.72%
Total loans and leases held for investment	5,108,678	142,358	11.15%	4,797,639	135,366	11.29%	4,899,272	142,156	11.61%
Total interest-earning assets	11,665,148	268,935	9.22%	11,220,240	261,207	9.31%	10,051,740	237,097	9.44%

Cash and due from banks and restricted cash	25,687			26,343			38,746
Allowance for loan and lease losses	(218,977)			(262,466)			(247,133)
Other non-interest earning assets	695,671			668,486			633,711
Total assets	$12,167,529			$11,652,603			$10,477,064

Interest-bearing liabilities
Interest-bearing deposits(2):
Savings and money market accounts	$6,897,169	$61,372	3.57%	$6,694,780	$58,714	3.56%	$6,152,936	$58,934	3.84%
Certificates of deposit	2,736,658	27,381	4.01%	2,488,015	25,174	4.10%	1,997,980	22,469	4.51%
Checking accounts	389,934	1,163	1.20%	393,963	1,083	1.12%	426,107	1,442	1.36%
Interest-bearing deposits	10,023,761	89,916	3.60%	9,576,758	84,971	3.60%	8,577,023	82,845	3.87%
Other interest-bearing liabilities	220	2	3.81%	222	2	3.79%	220	3	4.54%
Total interest-bearing liabilities	10,023,981	89,918	3.60%	9,576,980	84,973	3.60%	8,577,243	82,848	3.87%

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2026			Three Months Ended March 31, 2026			Three Months Ended June 30, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Noninterest-bearing deposits	343,281			334,136			282,113
Other liabilities	256,029			233,776			236,509
Total liabilities	$10,623,291			$10,144,892			$9,095,865

Total equity	$1,544,238			$1,507,711			$1,381,199
Total liabilities and equity	$12,167,529			$11,652,603			$10,477,064

Interest rate spread			5.62%			5.71%			5.57%

Net interest income and net interest margin		$179,017	6.14%		$176,234	6.28%		$154,249	6.14%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

	Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$445	$80	$525
Securities available for sale at fair value	2,058	(1,355)	703
Loans held for sale at fair value	(2,029)	1,537	(492)
Loans held for investment at fair value	24,311	(3,238)	21,073
Loans and leases held for investment at amortized cost	(15,280)	1,199	(14,081)
Total increase (decrease) in interest income on interest-earning assets	$9,505	$(1,777)	$7,728
Interest-bearing liabilities
Savings and money market accounts	$2,386	$272	$2,658
Certificates of deposit	2,729	(522)	2,207
Checking accounts	(10)	90	80
Interest-bearing deposits	5,105	(160)	4,945
Other interest-bearing liabilities	—	—	—
Total increase (decrease) in interest expense on interest-bearing liabilities	$5,105	$(160)	$4,945

Increase (decrease) in net interest income	$4,400	$(1,617)	$2,783
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$1,393	$(1,082)	$311
Securities available for sale at fair value	7,122	(7,347)	(225)
Loans held for sale at fair value	26,824	4,726	31,550
Loans held for investment at fair value	26,364	415	26,779
Loans and leases held for investment at amortized cost	(20,720)	(5,857)	(26,577)
Total increase (decrease) in interest income on interest-earning assets	$40,983	$(9,145)	$31,838
Interest-bearing liabilities
Savings and money market accounts	$6,825	$(4,387)	$2,438
Certificates of deposit	7,611	(2,699)	4,912
Checking accounts	(117)	(162)	(279)
Interest-bearing deposits	14,319	(7,248)	7,071
Other interest-bearing liabilities	—	(1)	(1)
Total increase (decrease) in interest expense on interest-bearing liabilities	$14,319	$(7,249)	$7,070

Increase (decrease) in net interest income	$26,664	$(1,896)	$24,768
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets(1)
Cash, cash equivalents, restricted cash and other	$800,344	$14,323	3.58%	$786,920	$16,719	4.25%
Securities available for sale at fair value	3,809,335	109,525	5.75%	3,404,333	111,619	6.56%
Loans held for sale at fair value	1,880,226	128,570	13.68%	891,975	54,303	12.18%
Loans held for investment at fair value	1,239,966	72,007	11.61%	822,395	45,171	10.99%
Loans and leases held for investment at amortized cost:
Unsecured consumer loans	2,685,162	175,593	13.08%	3,137,066	212,552	13.55%
Commercial and secured consumer loans	1,028,890	30,124	5.86%	1,005,640	28,792	5.73%
Loans and leases held for investment at amortized cost	3,714,052	205,717	11.08%	4,142,706	241,344	11.65%
Total loans and leases held for investment	4,954,018	277,724	11.21%	4,965,101	286,515	11.54%
Total interest-earning assets	11,443,923	530,142	9.27%	10,048,329	469,156	9.34%

Cash and due from banks and restricted cash	26,013			34,391
Allowance for loan and lease losses	(240,601)			(243,350)
Other non-interest earning assets	682,154			613,615
Total assets	$11,911,489			$10,452,985

Interest-bearing liabilities
Interest-bearing deposits(2):
Savings and money market accounts	$6,796,534	$120,085	3.56%	$6,034,746	$114,815	3.84%
Certificates of deposit	2,613,024	52,555	4.06%	2,085,592	47,335	4.58%
Checking accounts	391,938	2,247	1.16%	428,290	2,795	1.32%
Interest-bearing deposits	9,801,496	174,887	3.60%	8,548,628	164,945	3.89%
Other interest-bearing liabilities	221	4	3.80%	221	5	4.51%
Total interest-bearing liabilities	9,801,717	174,891	3.60%	8,548,849	164,950	3.89%

Noninterest-bearing deposits	338,734			302,055
Other liabilities	244,963			236,833
Total liabilities	$10,385,414			$9,087,737
Total equity	$1,526,075			$1,365,248
Total liabilities and equity	$11,911,489			$10,452,985

Interest rate spread			5.67%			5.45%

Net interest income and net interest margin		$355,251	6.21%		$304,206	6.05%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.
(2)    Prior period amounts have been reclassified to conform to the current period presentation.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$280	$(2,676)	$(2,396)
Securities available for sale at fair value	12,476	(14,570)	(2,094)
Loans held for sale at fair value	66,835	7,432	74,267
Loans held for investment at fair value	24,116	2,720	26,836
Loans and leases held for investment at amortized cost	(24,139)	(11,488)	(35,627)
Total increase (decrease) in interest income on interest-earning assets	$79,568	$(18,582)	$60,986
Interest-bearing liabilities
Savings and money market accounts	$13,921	$(8,651)	$5,270
Certificates of deposit	11,092	(5,872)	5,220
Checking accounts	(225)	(323)	(548)
Interest-bearing deposits	24,788	(14,846)	9,942
Other interest-bearing liabilities	—	(1)	(1)
Total increase (decrease) in interest expense on interest-bearing liabilities	$24,788	$(14,847)	$9,941

Increase (decrease) in net interest income	$54,780	$(3,735)	$51,045
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Non-Interest Income

Non-interest income consists of the following:

	Three Months Ended			Change (%)
	June 30, 2026	March 31, 2026	June 30, 2025	Q2 2026 vs Q1 2026	Q2 2026 vs Q2 2025
Origination fees	$164,006	$130,088	$87,578	26%	87%
Servicing fees	12,890	13,113	16,395	(2)%	(21)%
Gain on sales of loans	21,461	16,269	13,540	32%	59%
Net fair value adjustments	(121,145)	(88,925)	(27,869)	(36)%	(335)%
Other non-interest income	6,626	5,472	4,542	21%	46%
Total non-interest income	$83,838	$76,017	$94,186	10%	(11)%

	Six Months Ended June 30,
	2026	2025	Change (%)
Origination fees	$294,094	$157,522	87%
Servicing fees	26,003	29,143	(11)%
Gain on sales of loans	37,730	25,742	47%
Net fair value adjustments	(210,070)	(57,120)	(268)%
Other non-interest income	12,098	6,653	82%
Total non-interest income	$159,855	$161,940	(1)%

Origination Fees

Origination fees are fees charged to borrowers in connection with the origination of a loan. As a result of our fair value option election, origination fees for newly originated HFI loans are now recognized in earnings at the time of origination, rather than being deferred and recognized over time under amortized cost accounting. Accordingly, origination fee revenue beginning in the first quarter of 2026 includes revenue from both HFI and HFS loan originations, whereas prior periods reflect HFS loan originations only.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following tables present loan origination volume during each of the periods set forth below, as well as the volume of loans originated under the fair value option, which is a key driver of origination fee revenue:

	Three Months Ended			Change (%)
	June 30, 2026	March 31, 2026	June 30, 2025	Q2 2026 vs Q1 2026	Q2 2026 vs Q2 2025
Current period originations sold or held for sale	$2,038,544	$1,717,275	$1,702,108	19%	20%
Current period originations held for investment	1,106,631	951,898	730,702	16%	51%
Total loan originations(1)	$3,145,175	$2,669,173	$2,432,810	18%	29%

Fair value option loan originations	$3,145,175	$2,669,173	$1,702,108	18%	85%

	Six Months Ended June 30,
	2026	2025	Change (%)
Current period originations sold or held for sale	$3,755,819	$3,016,372	25%
Current period originations held for investment	2,058,529	1,448,155	42%
Total loan originations(1)	$5,814,348	$4,464,527	30%

Fair value option loan originations	$5,814,348	$3,016,372	93%
(1)    Beginning in the first quarter of 2026, includes all loans originated during the respective periods (unsecured consumer loans, auto loans and small business loans). Previously this included unsecured consumer loans and auto loans only. In the second and first quarters of 2026, this update included small business loan originations of $38 million and $15 million, respectively. Prior periods have been reclassified to conform to the current period presentation.

Sequential: Origination fees were $164.0 million and $130.1 million for the second and first quarters of 2026, respectively, an increase of 26%.

Year Over Year: Origination fees were $164.0 million and $87.6 million for the second quarter of 2026 and 2025, respectively, an increase of 87%.

Six Months Over Six Months: Origination fees were $294.1 million and $157.5 million for the first halves of 2026 and 2025, respectively, an increase of 87%.

The increases in origination fees were primarily driven by higher loan origination volume, including HFI loan originations which contribute to origination fee revenue following our election of the fair value option.

Servicing Fees

We receive servicing fees to compensate us for servicing loans on behalf of marketplace investors, including managing payments from borrowers and remittances to those investors. Servicing fee revenue related to loans sold also includes the change in fair value of servicing assets associated with the loans.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The tables below illustrate the average balance of loans sold and subsequently serviced on behalf of the investors on our marketplace platform (in millions):

	Three Months Ended			Change (%)
	June 30, 2026	March 31, 2026	June 30, 2025	Q2 2026 vs Q1 2026	Q2 2026 vs Q2 2025
Average AUM – Loans sold	$7,991	$7,676	$7,158	4%	12%

	Six Months Ended June 30,
	2026	2025	Change (%)
Average AUM – Loans sold	$7,861	$7,174	10%

In addition to the loans serviced on our marketplace platform, we serviced $37.2 million, $38.3 million and $52.8 million in outstanding principal balance of commercial loans sold as of June 30, 2026, March 31, 2026 and June 30, 2025, respectively.

Sequential: Servicing fees were $12.9 million and $13.1 million for the second and first quarters of 2026, respectively, a decrease of 2%. The decrease was primarily driven by an increase in fair value amortization of the servicing asset, partially offset by higher servicing fees as a result of an increase in the average principal balance of loans serviced.

Year Over Year: Servicing fees were $12.9 million and $16.4 million for the second quarter of 2026 and 2025, respectively, a decrease of 21%. The decrease was primarily driven by an increase in fair value amortization of the servicing asset and a reduction in collection fees on delinquent loans, partially offset by higher servicing fees as a result of an increase in the average principal balance of loans serviced.

Six Months Over Six Months: Servicing fees were $26.0 million and $29.1 million for the first halves of 2026 and 2025, respectively, a decrease of 11%. The decrease was primarily driven by an increase in fair value amortization of the servicing asset and a reduction in collection fees on delinquent loans, partially offset by higher servicing fees as a result of an increase in the average principal balance of loans serviced.

Gain on Sales of Loans

In connection with loan sales to marketplace investors, we capitalize the initial fair value of servicing rights. A gain or loss is recorded based on the level to which the contractual servicing fee is above or below an estimated market rate of servicing at the time of sale. Additionally, we recognize transaction costs, if any, as a loss on sale of loans.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following tables present the unpaid principal balance of the volume of loans sold, which is a key driver of our gain on sales revenue, during each of the periods set forth below:

	Three Months Ended			Change (%)
	June 30, 2026	March 31, 2026	June 30, 2025	Q2 2026 vs Q1 2026	Q2 2026 vs Q2 2025
Loans sold	$1,859,157	$1,407,187	$1,242,740	32%	50%

	Six Months Ended June 30,
	2026	2025	Change (%)
Loans sold	$3,266,344	$2,360,713	38%

Sequential: Gain on sales of loans was $21.5 million and $16.3 million for the second and first quarters of 2026, respectively, an increase of 32%.

Year Over Year: Gain on sales of loans was $21.5 million and $13.5 million for the second quarter of 2026 and 2025, respectively, an increase of 59%.

Six Months Over Six Months: Gain on sales of loans was $37.7 million and $25.7 million for the first halves of 2026 and 2025, respectively, an increase of 47%.

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

The following tables present the volume of loans originated under the fair value option, which is a key driver of the initial recognition of fair value adjustments:

	Three Months Ended			Change (%)
	June 30, 2026	March 31, 2026	June 30, 2025	Q2 2026 vs Q1 2026	Q2 2026 vs Q2 2025
Fair value option loan originations	$3,145,175	$2,669,173	$1,702,108	18%	85%

	Six Months Ended June 30,
	2026	2025	Change (%)
Fair value option loan originations	$5,814,348	$3,016,372	93%

Sequential: Net fair value adjustments were $(121.1) million and $(88.9) million for the second and first quarters of 2026, respectively, an increased negative fair value adjustment of $32.2 million.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Year Over Year: Net fair value adjustments were $(121.1) million and $(27.9) million for the second quarter of 2026 and 2025, respectively, an increased negative fair value adjustment of $93.3 million.

Six Months Over Six Months: Net fair value adjustments were $(210.1) million and $(57.1) million for the first halves of 2026 and 2025, respectively, an increased negative fair value adjustment of $153.0 million.

The increases in net fair value adjustments were primarily driven by a higher volume of loans originated under the fair value option, resulting in greater initial fair value marks, as well as recurring fair value adjustments on a higher balance of loans measured at fair value.

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

	Three Months Ended			Change (%)
	June 30, 2026	March 31, 2026	June 30, 2025	Q2 2026 vs Q1 2026	Q2 2026 vs Q2 2025
Rental income	$1,415	$1,992	$1,854	(29)%	(24)%
Referral revenue	3,372	1,970	855	71%	294%
Other	1,839	1,510	1,833	22%	—%
Other non-interest income	$6,626	$5,472	$4,542	21%	46%

	Six Months Ended June 30,
	2026	2025	Change (%)
Rental income	$3,407	$1,854	84%
Referral revenue	5,342	1,595	235%
Other	3,349	3,204	5%
Other non-interest income	$12,098	$6,653	82%

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

HAPPEN, INC.
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

The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations HFI at amortized cost during each period, which was a key driver for credit loss expense:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Credit loss (benefit) expense for loans and leases held for investment at amortized cost	$(10,885)	$846	$40,596	$(10,039)	$96,978
Credit loss expense (benefit) for securities available for sale	165	(277)	(819)	(112)	502
Credit loss (benefit) expense for unfunded lending commitments	(197)	(179)	(44)	(376)	402
Total provision for credit losses	$(10,917)	$390	$39,733	$(10,527)	$97,882

Loan originations held for investment at amortized cost(1)	$—	$—	$730,702	$—	$1,448,155

Balance of loans and leases held for investment at amortized cost, net	$2,993,252	$3,463,140	$4,133,332	$2,993,252	$4,133,332
(1)    Prior period amounts were reclassified to include small business loan origination volume. See “Overview” for additional information.

Sequential: The provision benefit was $10.9 million for the second quarter of 2026 compared to a provision expense of $0.4 million for the first quarter of 2026. The change in provision was primarily due to strong credit performance, including lower observed net charge-offs and an improved credit outlook on our loan portfolio.

Year Over Year: The provision benefit was $10.9 million for the second quarter of 2026 compared to a provision expense of $39.7 million for the second quarter of 2025. The change in provision was primarily due to our election of the fair value option in 2026, under which newly originated HFI loans no longer required an initial allowance for credit losses (ACL). The second quarter of 2026 also reflected strong credit performance, including lower observed net charge-offs and an improved credit outlook on our loan portfolio.

Six Months Over Six Months: The provision benefit was $10.5 million for the first half of 2026 compared to a provision expense of $97.9 million for the first half of 2025. The change in provision was primarily due to our election of the fair value option in 2026, under which newly originated HFI loans no longer required an initial ACL. The first half of 2026 also reflected strong credit performance, including lower observed net charge-offs and an improved credit outlook on our loan portfolio.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

Allowance for Credit Losses

The activity in the ACL was as follows:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Allowance for loan and lease losses:
Beginning of period	$237,697	$275,743	$244,193	$275,743	$236,734
Credit loss (benefit) expense for loans and leases held for investment at amortized cost	(10,885)	846	40,596	(10,039)	96,978
Charge-offs	(46,427)	(52,770)	(49,854)	(99,197)	(116,430)
Recoveries	12,508	13,878	18,054	26,386	35,707
End of period	$192,893	$237,697	$252,989	$192,893	$252,989

Allowance for securities available for sale:
Beginning of period	$3,816	$4,093	$4,848	$4,093	$3,527
Credit loss expense (benefit) for securities available for sale	165	(277)	(819)	(112)	502
End of period	$3,981	$3,816	$4,029	$3,981	$4,029

Reserve for unfunded lending commitments:
Beginning of period	$830	$1,009	$1,629	$1,009	$1,183
Credit loss (benefit) expense for unfunded lending commitments	(197)	(179)	(44)	(376)	402
End of period(1)	$633	$830	$1,585	$633	$1,585
(1)    Relates to $35.2 million, $44.1 million and $103.4 million of unfunded commitments as of June 30, 2026, March 31, 2026 and June 30, 2025, respectively.

The following table presents the components of the ALLL:

	June 30, 2026	March 31, 2026	June 30, 2025
Gross allowance for loan and lease losses(1)	$227,500	$274,256	$293,707
Recovery asset value(2)	(34,607)	(36,559)	(40,718)
Allowance for loan and lease losses	$192,893	$237,697	$252,989
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	June 30, 2026	March 31, 2026	June 30, 2025
Total loans and leases held for investment at amortized cost	$3,186,145	$3,700,837	$4,386,321

Allowance for loan and lease losses	$192,893	$237,697	$252,989
Allowance ratio(1)	6.1%	6.4%	5.8%

Gross allowance for loan and lease losses	$227,500	$274,256	$293,707
Gross allowance ratio(1)	7.1%	7.4%	6.7%
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

	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Average loans and leases held for investment at amortized cost	$3,440,984	$3,990,153	$4,176,587	$3,714,052	$4,142,706
Net charge-offs	$33,919	$38,892	$31,800	$72,811	$80,723
Net charge-off ratio	3.9%	3.9%	3.0%	3.9%	3.9%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured consumer loans are generally charged-off when a borrower is contractually 120 days past due.

The following table presents nonaccrual loans and leases HFI at amortized cost:

	June 30, 2026	March 31, 2026	June 30, 2025
Nonaccrual loans and leases held for investment at amortized cost	$55,319	$58,726	$56,964
% of total loans and leases held for investment at amortized cost	1.7%	1.6%	1.3%

For additional information on the ACL and nonaccrual loans and leases, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” in our Annual Report and “Notes to Condensed Consolidated Financial Statements – Note 4. Loans” in this Report.

HAPPEN, INC.
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

	Three Months Ended			Change (%)
	June 30, 2026	March 31, 2026	June 30, 2025	Q2 2026 vs Q1 2026	Q2 2026 vs Q2 2025
Non-interest expense:
Compensation and benefits	$68,221	$65,514	$61,989	4%	10%
Marketing	62,580	55,415	33,580	13%	86%
Equipment and software	15,846	15,293	14,495	4%	9%
Depreciation and amortization	18,152	15,819	15,460	15%	17%
Professional services	11,989	11,767	10,300	2%	16%
Occupancy	4,982	6,391	4,787	(22)%	4%
Other non-interest expense	16,345	14,334	14,107	14%	16%
Total non-interest expense	$198,115	$184,533	$154,718	7%	28%

	Six Months Ended June 30,
	2026	2025	Change (%)
Non-interest expense:
Compensation and benefits	$133,735	$120,378	11%
Marketing	117,995	62,819	88%
Equipment and software	31,139	29,139	7%
Depreciation and amortization	33,971	29,369	16%
Professional services	23,756	20,064	18%
Occupancy	11,373	9,132	25%
Other non-interest expense	30,679	27,684	11%
Total non-interest expense	$382,648	$298,585	28%

Compensation and Benefits

Sequential: Compensation and benefits expense increased $2.7 million, or 4%, for the second quarter of 2026 compared to the first quarter of 2026. The increase in compensation and benefits expense was primarily due to an increase in variable compensation expense.

Year Over Year: Compensation and benefits expense increased $6.2 million, or 10%, for the second quarter of 2026 compared to the same period in 2025. The increase was primarily due to an increase in headcount.

Six Months Over Six Months: Compensation and benefits expense increased $13.4 million, or 11%, for the first half of 2026 compared to the same period in 2025. The increase in compensation and benefits expense was primarily due to an increase in headcount.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Marketing

As a result of our fair value option election, marketing expenses associated with newly originated HFI loans are now recognized in current period earnings at the time of origination, rather than being deferred and recognized over time under amortized cost accounting. Accordingly, marketing expense for the first half of 2026 includes costs associated with the origination of both HFI and HFS loans, whereas prior periods reflect only marketing expenses related to the origination of HFS loans.

Sequential: Marketing expense increased $7.2 million, or 13%, for the second quarter of 2026 compared to the first quarter of 2026.

Year Over Year: Marketing expense increased $29.0 million, or 86%, for the second quarter of 2026 compared to the same period in 2025.

Six Months Over Six Months: Marketing expense increased $55.2 million, or 88%, for the first half of 2026 compared to the same period in 2025.

The increases in marketing expense were primarily due to an increase in variable marketing expenses based on higher origination volume. In addition, marketing expense for 2026 includes the immediate recognition of marketing costs for newly originated HFI loans under the fair value option.

Equipment and Software

Sequential: Equipment and software expense remained relatively flat for the second quarter of 2026 compared to the first quarter of 2026.

Year Over Year: Equipment and software expense increased $1.4 million, or 9%, for the second quarter of 2026 compared to the same period in 2025.

Six Months Over Six Months: Equipment and software expense increased $2.0 million, or 7%, for the first half of 2026 compared to the same period in 2025.

The increases in equipment and software expense were primarily due to an increase in software license expense and cloud services.

Depreciation and Amortization

Sequential: Depreciation and amortization expense increased $2.3 million, or 15%, for the second quarter of 2026 compared to the first quarter of 2026.

Year Over Year: Depreciation and amortization expense increased $2.7 million, or 17%, for the second quarter of 2026 compared to the same period in 2025.

Six Months Over Six Months: Depreciation and amortization expense increased $4.6 million, or 16%, for the first half of 2026 compared to the same period in 2025.

The increases in depreciation and amortization expense were primarily due to impairment of internally-developed software recognized in the second quarter of 2026 and an increase in the amortization of internally-developed software placed into service.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Professional Services

Sequential: Professional services remained relatively flat for the second quarter of 2026 compared to the first quarter of 2026.

Year Over Year: Professional services increased $1.7 million, or 16%, for the second quarter of 2026 compared to the same period in 2025.

Six Months Over Six Months: Professional services increased $3.7 million, or 18%, for the first half of 2026 compared to the same period in 2025.

The increases in professional services expense were primarily due to an increase in business consulting services.

Occupancy

Sequential: Occupancy expense decreased $1.4 million, or 22%, for the second quarter of 2026 compared to the first quarter of 2026.

Year Over Year: Occupancy expense remained relatively flat for the second quarter of 2026 compared to the same period in 2025.

Six Months Over Six Months: Occupancy expense increased $2.2 million, or 25%, for the first half of 2026 compared to the same period in 2025.

The changes in occupancy expense were primarily due to costs incurred in the first quarter of 2026 in connection with the relocation of our headquarters, partially offset by the expiration of our former headquarters’ lease in April 2026.

Other non-interest expense

Sequential: Other non-interest expense increased $2.0 million, or 14%, for the second quarter of 2026 compared to the first quarter of 2026.

Year Over Year: Other non-interest expense increased $2.2 million, or 16%, for the second quarter of 2026 compared to the same period in 2025.

Six Months Over Six Months: Other non-interest expense increased $3.0 million, or 11%, for the first half of 2026 compared to the same period in 2025.

The changes in other non-interest expense were primarily due to changes in miscellaneous operating expenses.

Income Taxes

For the second quarter and first half of 2026, we recorded an income tax expense of $17.5 million and $33.2 million, respectively, representing an effective tax rate of 23.1% and 23.2%, respectively. For the second quarter and first half of 2025, we recorded an income tax expense of $15.8 million and $19.8 million, respectively, representing an effective tax rate of 29.3% and 28.5%, respectively. The effective tax rate differs from the federal statutory rate primarily due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. The decrease in the effective tax rate period over period was primarily driven by the discrete

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
tax expense recognized in the second quarter of 2025 related to the revaluation of our deferred tax assets following the enactment of California Senate Bill 132 on June 27, 2025, and the reduction in the overall effective state tax rate resulting from the law’s requirement that banks and financial companies use a single-sales-factor apportionment formula, effective for tax years beginning in 2025.

As of June 30, 2026, we maintained a valuation allowance of $48.0 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on limitations related to the allocation of taxable income to the Parent and not related to our earnings. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return. Differences between separate entity and consolidated tax returns are eliminated upon consolidation.

Segment Information

Reportable Segments

We define operating segments to be components of the Company for which discrete financial information is evaluated regularly by the Chief Operating Decision Maker (CODM) to allocate resources and evaluate financial performance. The measure of segment profit used by the CODM in this evaluation is net income. The CODM consists of our Chief Executive Officer and Chief Financial Officer. This information is reviewed according to the legal organizational structure of our operations with products and services presented separately for the parent bank holding company and its wholly-owned subsidiary, Happen Bank, which are both considered reportable segments. Income taxes are recorded on a separate entity basis whereby each operating segment determines income tax expense or benefit as if it filed a separate tax return.

Happen Bank

The Happen Bank operating segment represents the national bank legal entity and reflects operating activities after its formation. This segment provides a full complement of financial products and solutions, including loans and deposits. It originates loans to individuals and businesses, retains loans for investment, sells loans to marketplace investors and manages relationships with deposit holders.

Happen, Inc. (Parent Only)

The Happen, Inc. (Parent only) operating segment represents the holding company legal entity and predominately reflects the operations of the Company prior to the formation of Happen Bank. This activity includes, but is not limited to, servicing fee revenue on purchased servicing assets, and interest income and interest expense related to transactions entered into prior to Happen Bank’s formation.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Financial information for the segments is presented in the following tables:

	Happen Bank		Happen, Inc. (Parent only)		Total Reportable Segments
Three Months Ended June 30,	2026	2025	2026	2025	2026	2025
Interest income:
Interest income	$268,709	$236,958	$226	$139	$268,935	$237,097
Interest expense	(89,918)	(82,848)	—	—	(89,918)	(82,848)
Net interest income	178,791	154,110	226	139	179,017	154,249

Non-interest income:
Origination fees(1)	163,656	87,574	350	4	164,006	87,578
Servicing fees(1)	5,638	2,512	5,147	7,652	10,785	10,164
Gain on sales of loans(1)	21,461	13,540	—	—	21,461	13,540
Net fair value adjustments(1)	(121,594)	(30,202)	449	2,333	(121,145)	(27,869)
Other non-interest income	11,317	14,095	1,677	1,789	12,994	15,884
Total non-interest income	80,478	87,519	7,623	11,778	88,101	99,297

Total net revenue	259,269	241,629	7,849	11,917	267,118	253,546

Provision for credit losses	10,917	(39,733)	—	—	10,917	(39,733)

Non-interest expense:
Compensation and benefits	(66,728)	(60,207)	(1,493)	(1,782)	(68,221)	(61,989)
Marketing	(62,580)	(33,580)	—	—	(62,580)	(33,580)
Equipment and software	(15,814)	(14,474)	(32)	(21)	(15,846)	(14,495)
Depreciation and amortization	(17,742)	(14,251)	(410)	(1,209)	(18,152)	(15,460)
Professional services	(11,759)	(10,019)	(230)	(281)	(11,989)	(10,300)
Occupancy	(3,639)	(2,845)	(1,343)	(1,942)	(4,982)	(4,787)
Other non-interest expense	(16,928)	(15,557)	(3,680)	(3,661)	(20,608)	(19,218)
Total non-interest expense	(195,190)	(150,933)	(7,188)	(8,896)	(202,378)	(159,829)
Income tax expense	(17,174)	(13,534)	(335)	(2,272)	(17,509)	(15,806)
Net income(2)	$57,822	$37,429	$326	$749	$58,148	$38,178
Capital expenditures	$27,967	$90,694	$—	$—	$27,967	$90,694
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Total net income from reportable segments reflects net income on a consolidated basis.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

	Happen Bank		Happen, Inc. (Parent only)		Total Reportable Segments
Six Months Ended June 30,	2026	2025	2026	2025	2026	2025
Interest income:
Interest income	$529,654	$468,713	$488	$443	$530,142	$469,156
Interest expense	(174,891)	(164,950)	—	—	(174,891)	(164,950)
Net interest income	354,763	303,763	488	443	355,251	304,206

Non-interest income:
Origination fees(1)	293,644	157,507	450	15	294,094	157,522
Servicing fees(1)	10,980	2,710	10,138	12,564	21,118	15,274
Gain on sales of loans(1)	37,730	25,742	—	—	37,730	25,742
Net fair value adjustments(1)	(211,260)	(60,325)	1,190	3,205	(210,070)	(57,120)
Other non-interest income	22,447	27,036	3,805	3,780	26,252	30,816
Total non-interest income	153,541	152,670	15,583	19,564	169,124	172,234

Total net revenue	508,304	456,433	16,071	20,007	524,375	476,440

Provision for credit losses	10,527	(97,882)	—	—	10,527	(97,882)

Non-interest expense:
Compensation and benefits	(130,823)	(117,070)	(2,912)	(3,308)	(133,735)	(120,378)
Marketing	(117,995)	(62,819)	—	—	(117,995)	(62,819)
Equipment and software	(31,107)	(29,093)	(32)	(46)	(31,139)	(29,139)
Depreciation and amortization	(32,734)	(26,794)	(1,237)	(2,575)	(33,971)	(29,369)
Professional services	(23,446)	(19,656)	(310)	(408)	(23,756)	(20,064)
Occupancy	(7,610)	(5,246)	(3,763)	(3,886)	(11,373)	(9,132)
Other non-interest expense	(34,224)	(30,004)	(5,724)	(7,974)	(39,948)	(37,978)
Total non-interest expense	(377,939)	(290,682)	(13,978)	(18,197)	(391,917)	(308,879)
Income tax expense	(32,069)	(18,406)	(1,165)	(1,424)	(33,234)	(19,830)
Net income(2)	$108,823	$49,463	$928	$386	$109,751	$49,849
Capital expenditures	$53,751	$103,760	$—	$—	$53,751	$103,760
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total net revenue – reportable segments	$267,118	$253,546	$524,375	$476,440
Intercompany eliminations	(4,263)	(5,111)	(9,269)	(10,294)
Total net revenue – consolidated	$262,855	$248,435	$515,106	$466,146

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

HAPPEN, INC.
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

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	June 30, 2026	March 31, 2026	June 30, 2025
GAAP common equity	$1,567,465	$1,523,528	$1,406,035
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Customer relationship intangible assets	(4,492)	(5,039)	(7,068)
Tangible common equity	$1,487,256	$1,442,772	$1,323,250

Book value per common share
GAAP common equity	$1,567,465	$1,523,528	$1,406,035
Common shares issued and outstanding	115,407,464	115,497,890	114,740,147
Book value per common share	$13.58	$13.19	$12.25

Tangible book value per common share
Tangible common equity	$1,487,256	$1,442,772	$1,323,250
Common shares issued and outstanding	115,407,464	115,497,890	114,740,147
Tangible book value per common share	$12.89	$12.49	$11.53

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table provides a reconciliation of ROTCE to the nearest GAAP measure:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Average GAAP common equity	$1,544,238	$1,507,711	$1,381,199	$1,526,075	$1,365,248
Less: Average goodwill	(75,717)	(75,717)	(75,717)	(75,717)	(75,717)
Less: Average customer relationship intangible assets	(4,766)	(5,362)	(7,423)	(5,072)	(7,811)
Average tangible common equity	$1,463,755	$1,426,632	$1,298,059	$1,445,286	$1,281,720

Return on average equity
Annualized GAAP net income	$232,592	$206,412	$152,712	$219,502	$99,698
Average GAAP common equity	1,544,238	1,507,711	1,381,199	1,526,075	1,365,248
Return on average equity	15.1%	13.7%	11.1%	14.4%	7.3%

Return on tangible common equity
Annualized GAAP net income	$232,592	$206,412	$152,712	$219,502	$99,698
Average tangible common equity	1,463,755	1,426,632	1,298,059	1,445,286	1,281,720
Return on tangible common equity	15.9%	14.5%	11.8%	15.2%	7.8%

Supervision and Regulatory Environment

We are subject to supervision, regulation, examination, enforcement and other proceedings by multiple federal banking regulatory bodies. Specifically, as a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Board of Governors of the Federal Reserve System (FRB). Further, as a national bank, Happen Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency (OCC). Additionally, as a depository institution with assets over $10 billion, Happen Bank is subject to supervision and enforcement authority relating to federal consumer financial laws and regulations by the Consumer Financial Protection Bureau (CFPB). Accordingly, we have been and continue to invest in regulatory compliance and be subject to certain parameters, obligations and/or limitations set forth by the banking regulations and regulators with respect to the operation of our business.

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

HAPPEN, INC.
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

The formation of Happen Bank as a nationally chartered association and the organization of the Company as a bank holding company subjects us to various capital adequacy guidelines issued by the OCC and the FRB, including the requirement to maintain regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III). As a Basel III standardized approach institution, we selected the one-time election to opt-out of the requirements to include all the components of accumulated other comprehensive income included in common stockholder’s equity. The minimum capital requirements under the Basel III capital framework are: a Common Equity Tier 1 (CET1) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, share repurchases, and certain discretionary bonus payments. In addition to these guidelines, the banking regulators may require a banking organization to maintain capital at levels higher than the minimum ratios prescribed under the Basel III capital framework. See “Part I – Item 1. Business – Regulation and Supervision – Capital and Liquidity Requirements and Prompt Corrective Action” in our Annual Report and “Notes to Condensed Consolidated Financial Statements – Note 18. Regulatory Requirements” of this Report for additional information regarding regulatory capital requirements.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
The following table presents the actual capital amounts and ratios of the Company and Happen Bank as well as the regulatory capital minimum and “well capitalized” requirements (dollars in millions):

	June 30, 2026		December 31, 2025		Required Minimum(1)	Well Capitalized Minimum
	Amount	Ratio	Amount	Ratio
Happen, Inc.:
CET1 capital(2)	$1,436.2	16.9%	$1,342.6	17.4%	7.0%	N/A
Tier 1 capital	$1,436.2	16.9%	$1,342.6	17.4%	8.5%	6.0%
Total capital	$1,543.5	18.2%	$1,441.0	18.7%	10.5%	10.0%
Tier 1 leverage	$1,436.2	11.9%	$1,342.6	12.0%	4.0%	N/A
Risk-weighted assets	$8,499.0	N/A	$7,696.1	N/A	N/A	N/A
Quarterly adjusted average assets	$12,048.2	N/A	$11,174.0	N/A	N/A	N/A

Happen Bank:
CET1 capital(2)	$1,315.7	15.6%	$1,183.9	15.5%	7.0%	6.5%
Tier 1 capital	$1,315.7	15.6%	$1,183.9	15.5%	8.5%	8.0%
Total capital	$1,422.4	16.8%	$1,281.8	16.8%	10.5%	10.0%
Tier 1 leverage	$1,315.7	11.0%	$1,183.9	10.7%	4.0%	5.0%
Risk-weighted assets	$8,452.0	N/A	$7,652.0	N/A	N/A	N/A
Quarterly adjusted average assets	$11,987.1	N/A	$11,090.4	N/A	N/A	N/A
N/A – Not applicable
(1)    Required minimums presented for risk-based capital ratios include the required capital conservation buffer of 2.5%.
(2)    CET1 capital consists of common stockholders’ equity as defined under U.S. GAAP and certain adjustments made in accordance with regulatory capital guidelines, including deductions for goodwill and other intangible assets.

The higher risk-based capital ratios for the Company reflect higher capital at Happen, Inc. as compared with Happen Bank.

Liquidity

We manage liquidity to meet our cash flow and collateral obligations in a timely manner at a reasonable cost. We must maintain operating liquidity to meet our expected daily and forecasted cash flow requirements, as well as contingent liquidity to meet unexpected funding requirements.

As our primary business at Happen Bank involves taking deposits and originating loans, a key role of liquidity management is to ensure that customers have timely access to funds from deposits and for loans. Liquidity management also involves maintaining sufficient liquidity to repay borrowings, pay operating expenses and support extraordinary funding requirements when necessary.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Happen Bank Liquidity

The following table summarizes Happen Bank’s primary sources of short-term liquidity as of the periods presented:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$899,767	$901,246
Securities available for sale(1)	$384,500	$384,846
Deposits	$10,854,299	$9,948,426

Available borrowing capacity:
FRB Discount Window(2)	$3,446,444	$3,294,827
FHLB of Des Moines(3)	672,819	679,361
Total available borrowing capacity	$4,119,263	$3,974,188
(1)    Excludes illiquid securities available for sale.
(2)    As of June 30, 2026 and December 31, 2025, the Company had $4.5 billion and $4.2 billion in loans pledged under the FRB Discount Window, respectively.
(3)    As of June 30, 2026, the Company had $467.7 million in loans and $375.6 million in securities pledged to the Federal Home Loan Bank (FHLB) of Des Moines. As of December 31, 2025, the Company had $486.2 million in loans and $375.7 million in securities pledged to the FHLB of Des Moines.

The primary uses of Happen Bank liquidity include (i) the funding/acquisition of loans and securities purchases, (ii) withdrawals, maturities and the payment of interest on deposits, (iii) compensation and benefits expense, (iv) taxes, (v) capital expenditures and (vi) costs associated with the continued development and support of our digital marketplace bank.

Deposits

Deposits represent an important source of funding for Happen Bank. We offer deposit accounts to our members, which include both interest-bearing and noninterest-bearing deposits. As of June 30, 2026 and December 31, 2025, the amount of uninsured deposits totaled $1.3 billion and $1.2 billion, respectively, or 12% of total deposits for both periods. Uninsured time deposits as of June 30, 2026, by remaining time to maturity, were as follows:

3 months or less	$51,896
Over 3 months through 6 months	39,871
Over 6 months through 12 months	68,202
Over 12 months	3,619
Total uninsured time deposits(1)	$163,588
(1)    Consist of certificates of deposit accounts that are in excess of the FDIC insurance limit of $250 thousand per account holder.

Capital Expenditures

Net capital expenditures were $53.8 million, or 10.6% of total net revenue, and $103.8 million, or 22.7% of total net revenue, for the first halves of 2026 and 2025, respectively. Capital expenditures in 2026 are expected to be approximately $90 million, primarily driven by costs associated with the continued development and support of our digital marketplace bank as well as improvements to the office building we purchased.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)
Happen, Inc. Liquidity

The primary source of liquidity at the holding company is $100.9 million and $127.1 million in cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively. The decrease in cash and cash equivalents was primarily driven by share repurchases. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

Uses of cash at the holding company include the routine cash flow requirements as a bank holding company, such as interest and expenses (including those associated with our office leases), share repurchases, the needs of Happen Bank for additional equity and, as required, its need for debt financing and support for extraordinary funding requirements when necessary.

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

Happen Bank

Our net interest income is affected by changes in the level of interest rates, the impact of interest rate fluctuations on asset prepayments, and the level and composition of deposits and liabilities, among other factors.

HFI loans and AFS securities at Happen Bank are funded primarily through our deposit base. The majority of HFI loans and AFS securities are fixed-rate instruments over the term of the loan or security. As a result, the primary component of interest rate risk on our financial instruments arises from the impact of fluctuations in loan, security, and deposit rates on our net interest income. Therefore, we use a sensitivity analysis to assess the impact of hypothetical changes in interest rates on our net interest income results. The outcome of the analysis is influenced by a variety of assumptions, including the maturity profile and prepayment level of our unsecured consumer loans and expected consumer responses to changes in rates paid on non-maturity deposit products. Our assumptions are periodically calibrated to observed data and/or expected outcomes. We actively monitor the level of exposure to movements in interest rates and have entered into interest rate hedging instruments to manage such risk. See “Notes to Condensed Consolidated Financial Statements – Note 7. Derivative Instruments and Hedging Activities” for additional information.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Data and Ratios, or as Noted)

The following table presents the change in projected net interest income for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	June 30, 2026	December 31, 2025
Instantaneous Change in Interest Rates:
+ 200 basis points	(6.8)%	(7.8)%
+ 100 basis points	(3.2)%	(3.8)%
– 100 basis points	3.4%	3.2%
– 200 basis points	6.5%	5.9%

As illustrated in the table above, net interest income is projected to decrease over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits, partially offset by higher rates earned on new loans, security purchases, and cash and cash equivalents, offset by the impact of our hedging activity. Conversely, net interest income is projected to increase over the next twelve months during hypothetical declining interest rate environments. Interest rate sensitivity as of June 30, 2026 compared to December 31, 2025 primarily reflects changes in loan and deposit portfolio composition and interest rate hedging activity.

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

Happen, Inc.

At the holding company level, we continue to measure interest rate sensitivity by evaluating the change in fair value of certain assets and liabilities due to a hypothetical change in interest rates. Principal payments on our HFI loans continue to reduce the outstanding balance of this portfolio, and, as a result, the fair value impact from changes in interest rates continues to diminish.

Contingencies

For a comprehensive discussion of contingencies as of June 30, 2026, see “Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first half of 2026, except as noted below, where the estimate has been updated to incorporate all loans held at fair value, regardless of their classification as HFS or HFI.

HAPPEN, INC.
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

HAPPEN, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a comprehensive discussion regarding quantitative and qualitative disclosures about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2026 were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the second quarter of 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HAPPEN, INC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended June 30, 2026.

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

HAPPEN, INC.

The following table sets forth information on Happen, Inc.’s share repurchase activity for the second quarter of 2026 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1 – April 30, 2026	186,387	$16.08	186,387	$58.6
May 1 – May 31, 2026	189,942	$16.12	189,942	$51.4
June 1 – June 30, 2026	98,802	$17.49	98,802	$49.7
Total	475,131	$16.39	475,131
(1)    In May 2026, we utilized $4.1 million to hold back 261,458 shares of our common stock at an average per share price of $15.63 to satisfy applicable tax withholding obligations in connection with the vesting of restricted units held by our employees. Since the inception of the program in November 2025 through June 30, 2026, we have utilized a total of $50.3 million of the $100 million authorization under the Repurchase and Acquisition Program to acquire a total of 2,991,083 shares of our common stock at an average per share price of $16.81 (inclusive of the amount held back to satisfy applicable tax withholding obligations).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table shows the trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted by the Company’s directors and executive officers during the second quarter of 2026:

Name and Title	Adoption Date	Expiration Date	Aggregate Number of Shares to be Sold
Fergal Stack, Principal Accounting Officer	May 5, 2026	November 6, 2026	Up to 115,000
Jordan Cheng, General Counsel and Corporate Secretary	May 7, 2026	February 5, 2027	Up to 16,800
Erin Selleck, Director	June 2, 2026	June 4, 2027	Up to 15,379(1)
(1)    The aggregate number of shares to be sold pursuant to this trading arrangement includes shares from outstanding restricted stock units that are subject to applicable service-based vesting conditions.

Other than disclosed above, during the second quarter of 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

HAPPEN, INC.

Ninth Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws

On June 2, 2026, the Company convened its annual meeting of stockholders at which the Company’s stockholders approved (i) an amendment of the Company’s Eighth Amended and Restated Certificate of Incorporation, as amended (the Certificate of Incorporation), to phase in declassification of the Company’s Board of Directors (the Declassification Amendment) and (ii) an amendment of the Company’s Certificate of Incorporation to remove the supermajority voting requirements to amend the Certificate of Incorporation or for the Company’s stockholders to amend the Company’s bylaws (the Supermajority Voting Amendment). The Declassification Amendment and the Supermajority Voting Amendment had each previously been approved, subject to stockholder approval, by the Company’s Board of Directors.

On July 28, 2026, the Company filed a Ninth Amended and Restated Certificate of Incorporation (the Ninth Amended and Restated Certificate) with the Secretary of State of the State of Delaware to (i) effectuate the Declassification Amendment and the Supermajority Voting Amendment and (ii) incorporate a previous amendment to the Company’s Certificate of Incorporation changing the name of the corporation from “LendingClub Corporation” to “Happen, Inc.”. The foregoing description of the Ninth Amended and Restated Certificate is qualified in its entirety by reference to the complete text of the Ninth Amended and Restated Certificate, which is filed as Exhibit 3.2 to this Report and is incorporated herein by reference.

Effective July 28, 2026, the Company also amended and restated its bylaws (as amended and restated, the Third Amended and Restated Bylaws) to make revisions consistent with the Declassification Amendment. The foregoing description of the Third Amended and Restated Bylaws is qualified in its entirety by reference to the complete text of the Third Amended and Restated Bylaws, which is filed as Exhibit 3.4 to this Report and is incorporated herein by reference.

HAPPEN, INC.

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment of Eighth Amended and Restated Certificate of Incorporation, effective June 22, 2026	8-K	001-36771	3.1	June 22, 2026
3.2	Ninth Amended and Restated Certificate of Incorporation, effective July 28, 2026					X
3.3	Second Amended and Restated Bylaws of the Company, effective June 22, 2026	8-K	001-36771	3.2	June 22, 2026
3.4	Third Amended and Restated Bylaws of the Company, effective July 28, 2026					X
10.1	Non-Employee Director Compensation Policy, effective June 2, 2026					X
10.2	2014 Equity Incentive Plan, as amended and restated on June 8, 2023, and forms of award agreements thereunder					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

HAPPEN, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAPPEN, INC.
(Registrant)

Date:	July 30, 2026	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	July 30, 2026	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer