Form 10-Q
period 2026-09-30
Happen, Inc.
filed 2026-10-29
CIK 1409970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 16, 2026, there were 115,202,539 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HAPPEN, INC.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$14,781	$11,749
Interest-bearing deposits in banks	762,949	905,905
Total cash and cash equivalents	777,730	917,654
Restricted cash	15,326	12,783
Securities available for sale at fair value ($4,020,262 and $3,733,780 at amortized cost, respectively)	3,921,057	3,706,709
Loans held for sale at fair value	2,063,910	1,762,396
Loans held for investment at fair value	3,139,008	473,314
Loans and leases held for investment at amortized cost	2,746,928	4,272,812
Allowance for loan and lease losses	(151,896)	(275,743)
Loans and leases held for investment at amortized cost, net	2,595,032	3,997,069
Property, equipment and software, net	276,997	254,088
Goodwill	75,717	75,717
Other assets	422,037	368,086
Total assets	$13,286,814	$11,567,816
Liabilities and Equity
Deposits:
Interest-bearing	$11,094,328	$9,459,483
Noninterest-bearing	387,081	374,387
Total deposits	11,481,409	9,833,870
Other liabilities	212,332	233,518
Total liabilities	11,693,741	10,067,388
Equity
Common stock, $0.01 par value; 180,000,000 shares authorized; 115,395,673 and 115,368,987 shares issued and outstanding, respectively	1,154	1,154
Additional paid-in capital	1,695,854	1,719,233
Accumulated deficit	(32,772)	(201,799)
Accumulated other comprehensive loss	(71,163)	(18,160)
Total equity	1,593,073	1,500,428
Total liabilities and equity	$13,286,814	$11,567,816

See Notes to Condensed Consolidated Financial Statements.

HAPPEN, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Interest on loans(1)	$216,027	$179,158	$622,321	$519,976
Interest on securities available for sale	55,535	56,253	165,060	167,872
Other interest income	6,740	6,390	21,063	23,109
Total interest income	278,302	241,801	808,444	710,957

Interest expense:
Interest on deposits	95,226	83,221	270,113	248,166
Other interest expense	5	141	9	146
Total interest expense	95,231	83,362	270,122	248,312

Net interest income	183,071	158,439	538,322	462,645

Non-interest income:
Origination fees(1)	173,220	105,731	467,314	263,253
Servicing fees(1)	13,585	17,000	39,588	46,143
Gain on sales of loans(1)	19,608	17,799	57,338	43,541
Net fair value adjustments(1)	(131,409)	(38,375)	(341,479)	(95,495)
Other non-interest income	5,085	5,637	17,183	12,290
Total non-interest income	80,089	107,792	239,944	269,732

Total net revenue	263,160	266,231	778,266	732,377

Provision for credit losses	(15,930)	46,280	(26,457)	144,162

Non-interest expense:
Compensation and benefits	64,529	60,830	198,264	181,208
Marketing	72,763	40,712	190,758	103,531
Equipment and software	17,500	13,465	48,639	42,604
Depreciation and amortization	17,062	16,879	51,033	46,248
Professional services	10,889	10,922	34,645	30,986
Occupancy	3,644	5,245	15,017	14,377
Other non-interest expense	15,928	14,660	46,607	42,344
Total non-interest expense	202,315	162,713	584,963	461,298

Income before income tax expense	76,775	57,238	219,760	126,917
Income tax expense	(17,499)	(12,964)	(50,733)	(32,794)
Net income	$59,276	$44,274	$169,027	$94,123

Earnings per share:
Basic EPS	$0.51	$0.39	$1.46	$0.82
Diluted EPS	$0.50	$0.37	$1.44	$0.81
Weighted-average common shares – Basic	115,504,531	114,961,676	115,427,714	114,359,414
Weighted-average common shares – Diluted	117,582,278	118,188,124	117,397,188	116,690,642
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Summary of Significant Accounting Policies” for additional information.

See Notes to Condensed Consolidated Financial Statements.

HAPPEN, INC.
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$59,276	$44,274	$169,027	$94,123

Other comprehensive gain (loss):
Net unrealized gain (loss) on securities available for sale	(42,414)	11,167	(70,086)	10,356
Income tax effect	10,249	(2,862)	17,083	(3,813)
Other comprehensive gain (loss), net of tax	(32,165)	8,305	(53,003)	6,543

Total comprehensive income	$27,111	$52,579	$116,024	$100,666

See Notes to Condensed Consolidated Financial Statements.

HAPPEN, INC.
Condensed Consolidated Statements of Changes in Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2026	115,407,464	$1,154	$1,697,357	$(38,998)	$(92,048)	$1,567,465
Stock-based compensation	—	—	7,590	—	—	7,590
Net issuances under equity incentive plans	484,678	4	(918)	—	—	(914)
Share repurchases	(496,469)	(4)	(8,175)	—	—	(8,179)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(32,165)	—	(32,165)
Net income	—	—	—	—	59,276	59,276
Balance at September 30, 2026	115,395,673	$1,154	$1,695,854	$(71,163)	$(32,772)	$1,593,073

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2025	115,368,987	$1,154	$1,719,233	$(18,160)	$(201,799)	$1,500,428
Stock-based compensation	—	—	24,090	—	—	24,090
Net issuances under equity incentive plans	1,745,093	17	(18,886)	—	—	(18,869)
Share repurchases	(1,718,407)	(17)	(28,583)	—	—	(28,600)
Net unrealized loss on securities available for sale, net of tax	—	—	—	(53,003)	—	(53,003)
Net income	—	—	—	—	169,027	169,027
Balance at September 30, 2026	115,395,673	$1,154	$1,695,854	$(71,163)	$(32,772)	$1,593,073

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2025	114,740,147	$1,147	$1,718,520	$(26,005)	$(287,627)	$1,406,035
Stock-based compensation	—	—	9,577	—	—	9,577
Net issuances under equity incentive plans	561,293	6	(5,984)	—	—	(5,978)
Net unrealized gain on securities available for sale, net of tax	—	—	—	8,305	—	8,305
Net income	—	—	—	—	44,274	44,274
Balance at September 30, 2025	115,301,440	$1,153	$1,722,113	$(17,700)	$(243,353)	$1,462,213

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	113,383,917	$1,134	$1,702,316	$(24,243)	$(337,476)	$1,341,731
Stock-based compensation	—	—	30,004	—	—	30,004
Net issuances under equity incentive plans	1,917,523	19	(10,207)	—	—	(10,188)
Net unrealized gain on securities available for sale, net of tax	—	—	—	6,543	—	6,543
Net income	—	—	—	—	94,123	94,123
Balance at September 30, 2025	115,301,440	$1,153	$1,722,113	$(17,700)	$(243,353)	$1,462,213

See Notes to Condensed Consolidated Financial Statements.

HAPPEN, INC.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$169,027	$94,123
Adjustments to reconcile net income to net cash used for operating activities:
Net fair value adjustments	341,479	95,495
Change in fair value of loan servicing assets	48,683	42,635
Gain on sales of loans	(57,338)	(43,541)
Provision for credit losses	(26,457)	144,162
Accretion of deferred origination fees and marketing costs	(35,948)	(47,531)
Stock-based compensation, net	21,305	26,083
Depreciation and amortization	51,033	46,248
Other, net	424	7,642
Net change to loans held for sale	(2,381,922)	(2,219,285)
Net change in operating assets and liabilities:
Other assets	3,078	36,576
Other liabilities	(16,758)	(5,780)
Net cash used for operating activities	(1,883,394)	(1,823,173)
Cash Flows from Investing Activities:
Net change in loans and leases held for investment	(1,354,112)	249,344
Purchases of securities available for sale	(100,674)	(25,452)
Proceeds from maturities and paydowns of securities available for sale	1,684,055	1,288,127
Purchases of property, equipment and software, net	(71,954)	(124,763)
Other investing activities	(1,569)	(3,888)
Net cash provided by investing activities	155,746	1,383,368
Cash Flows from Financing Activities:
Net change in deposits	1,637,736	318,217
Net issuances under equity incentive plans	(18,869)	(10,138)
Share repurchases	(28,600)	—
Net cash provided by financing activities	1,590,267	308,079
Net decrease in cash, cash equivalents and restricted cash	$(137,381)	$(131,726)
Cash, cash equivalents and restricted cash, beginning of period	$930,437	$977,396
Cash, cash equivalents and restricted cash, end of period	$793,056	$845,670

Supplemental cash flow information:
Cash paid for interest	$269,371	$258,835
Cash paid for income taxes	$10,078	$2,805
Cash paid for operating leases included in the measurement of lease liabilities	$5,748	$10,188

Supplemental non-cash investing activity:
Net securities retained from Structured Program transactions	$1,866,888	$1,536,647

HAPPEN, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
The following presents cash, cash equivalents and restricted cash by category within the Condensed Consolidated Balance Sheets (Balance Sheet):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$777,730	$827,387
Restricted cash	15,326	18,283
Total cash, cash equivalents and restricted cash	$793,056	$845,670

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine months ended September 30, 2026.

Adoption of New Accounting Standards

The Company did not adopt new accounting standards during the nine months ended September 30, 2026.

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

2. Earnings Per Share

The following table details the computation of the Company’s basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS:
Net income	$59,276	$44,274	$169,027	$94,123
Weighted-average common shares – Basic	115,504,531	114,961,676	115,427,714	114,359,414
Basic EPS	$0.51	$0.39	$1.46	$0.82

Diluted EPS:
Net income	$59,276	$44,274	$169,027	$94,123
Weighted-average common shares – Diluted	117,582,278	118,188,124	117,397,188	116,690,642
Diluted EPS	$0.50	$0.37	$1.44	$0.81

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

3. Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of available for sale (AFS) securities were as follows:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions	$3,280,272	$3,115	$(19,385)	$—	$3,264,002
Other asset-backed securities related to Structured Program transactions(1)	268,468	60	(7,765)	(2,500)	258,263
U.S. agency residential mortgage-backed securities	304,076	—	(48,464)	—	255,612
U.S. agency securities	81,469	—	(15,345)	—	66,124
Mortgage-backed securities	58,468	—	(7,650)	—	50,818
Municipal securities	3,199	—	(846)	—	2,353
Other securities	24,310	19	(444)	—	23,885
Total securities available for sale	$4,020,262	$3,194	$(99,899)	$(2,500)	$3,921,057

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Senior asset-backed securities related to Structured Program transactions(2)	$3,065,885	$26,525	$—	$—	$3,092,410
Other asset-backed securities related to Structured Program transactions(1)	224,802	28	(1,367)	(4,093)	219,370
U.S. agency residential mortgage-backed securities	267,853	504	(32,296)	—	236,061
U.S. agency securities	84,464	—	(10,602)	—	73,862
Mortgage-backed securities	60,423	135	(4,961)	—	55,597
Municipal securities	3,215	—	(609)	—	2,606
Other securities	27,138	45	(380)	—	26,803
Total securities available for sale	$3,733,780	$27,237	$(50,215)	$(4,093)	$3,706,709
(1)    As of September 30, 2026 and December 31, 2025, $224.5 million and $200.0 million, respectively, of the other asset-backed securities related to Structured Program transactions at fair value are subject to restrictions on transfer pursuant to the Company’s obligations as a “sponsor” under the U.S. Risk Retention Rules.
(2)    Excludes the basis adjustment for securities previously designated in fair value hedges under the portfolio layer method. See “Note 7. Derivative Instruments and Hedging Activities” for additional information.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

A summary of AFS securities with unrealized losses, aggregated by period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Senior asset-backed securities related to Structured Program transactions	$2,558,993	$(19,385)	$—	$—	$2,558,993	$(19,385)
U.S. agency residential mortgage-backed securities	84,736	(5,143)	170,642	(43,321)	255,378	(48,464)
Other asset-backed securities related to Structured Program transactions	173,795	(5,523)	48,236	(2,242)	222,031	(7,765)
U.S. agency securities	—	—	66,124	(15,345)	66,124	(15,345)
Mortgage-backed securities	20,273	(1,294)	28,537	(6,356)	48,810	(7,650)
Municipal securities	—	—	2,353	(846)	2,353	(846)
Other securities	1,234	(7)	7,799	(437)	9,033	(444)
Total securities with unrealized losses	$2,839,031	$(31,352)	$323,691	$(68,547)	$3,162,722	$(99,899)

	Less than 12 months		12 months or longer		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency residential mortgage-backed securities	$20,017	$(266)	$181,150	$(32,030)	$201,167	$(32,296)
Other asset-backed securities related to Structured Program transactions	95,494	(1,034)	23,719	(333)	119,213	(1,367)
U.S. agency securities	—	—	73,862	(10,602)	73,862	(10,602)
Mortgage-backed securities	1,874	(5)	36,167	(4,956)	38,041	(4,961)
Municipal securities	—	—	2,606	(609)	2,606	(609)
Other securities	1,610	(10)	9,544	(370)	11,154	(380)
Total securities with unrealized losses	$118,995	$(1,315)	$327,048	$(48,900)	$446,043	$(50,215)

Securities in an unrealized loss position as of both September 30, 2026 and December 31, 2025 include U.S. agency-backed securities and mortgage-backed securities. Management considers these securities to be of the highest credit quality and rating given the guarantee of principal and interest by certain U.S. government agencies or government-sponsored agencies. As of September 30, 2026, securities in an unrealized loss position also included senior asset-backed securities related to Structured Program transactions. These securities represent the most senior tranche in their respective structures with payment priority over all subordinated and residual interests. Therefore, no allowance for credit losses was recorded on these during the first nine months of 2026 or 2025. Substantially all of the unrealized losses were caused by increases in interest rates. Additionally, the Company does not intend to sell the securities in loss positions, nor is it more likely than not that it will be required to sell the securities prior to recovery of the amortized cost basis. For a description of management’s quarterly evaluation of AFS securities in an unrealized loss position, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in our Annual Report.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the activity in the allowance for credit losses (ACL) for AFS securities, by security type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other asset-backed securities related to Structured Program transactions:
Allowance for credit losses, beginning of period	$3,981	$4,029	$4,093	$3,527
Credit loss (benefit) expense for securities available for sale	(1,481)	86	(1,593)	588
Allowance for credit losses, end of period	$2,500	$4,115	$2,500	$4,115

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The contractual maturities of AFS securities were as follows:

September 30, 2026	Amortized Cost	Fair Value	Weighted- average Yield(1)
Due within 1 year:
Senior asset-backed securities related to Structured Program transactions	$5,739	$5,765
U.S. agency securities	3,000	2,980
Mortgage-backed securities	724	711
Total due within 1 year	9,463	9,456	5.43%
Due after 1 year through 5 years:
Senior asset-backed securities related to Structured Program transactions	3,274,533	3,258,237
Other asset-backed securities related to Structured Program transactions	268,468	258,263
U.S. agency securities	1,850	1,763
Mortgage-backed securities	1,726	1,579
U.S. agency residential mortgage-backed securities	497	479
Municipal securities	457	412
Other securities	10,576	10,576
Total due after 1 year through 5 years	3,558,107	3,531,309	5.94%
Due after 5 years through 10 years:
U.S. agency securities	39,465	33,021
U.S. agency residential mortgage-backed securities	1,765	1,664
Mortgage-backed securities	854	730
Municipal securities	153	132
Other securities	7,297	7,299
Total due after 5 years through 10 years	49,534	42,846	3.36%
Due after 10 years:
U.S. agency residential mortgage-backed securities	301,814	253,469
Mortgage-backed securities	55,164	47,798
U.S. agency securities	37,154	28,360
Municipal securities	2,589	1,809
Other securities	6,437	6,010
Total due after 10 years	403,158	337,446	3.19%
Total securities available for sale	$4,020,262	$3,921,057	5.64%
(1)    The weighted-average yield is computed using the average month-end amortized cost during the nine months ended September 30, 2026.

There were no sales of AFS securities during the third quarters and first nine months of 2026 and 2025.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

4. Loans

The Company’s loan portfolios consist of the following:

	September 30, 2026	December 31, 2025
Loans held for sale at fair value	$2,063,910	$1,762,396
Loans held for investment at fair value	3,139,008	473,314
Total loans at fair value	5,202,918	2,235,710

Loans and leases held for investment at amortized cost, net	2,595,032	3,997,069

Total loans and leases	$7,797,950	$6,232,779

For loans held at fair value, see “Note 5. Fair Value Measurements” for the assumptions used in the Company’s fair value model.

Loans and Leases Held for Investment at Amortized Cost, Net

The Company defines its loans and leases HFI portfolio segments as (i) consumer and (ii) commercial. The following table presents the components of each portfolio segment by class of financing receivable:

	September 30, 2026	December 31, 2025
Unsecured consumer	$1,813,859	$3,191,430
Residential mortgages	144,063	151,073
Secured consumer	161,778	261,045
Total consumer loans held for investment at amortized cost	2,119,700	3,603,548
Equipment finance(1)	30,471	39,757
Commercial real estate(2)(3)	454,365	472,489
Commercial and industrial	142,392	157,018
Total commercial loans and leases held for investment at amortized cost	627,228	669,264
Total loans and leases held for investment at amortized cost(4)	2,746,928	4,272,812
Allowance for loan and lease losses	(151,896)	(275,743)
Loans and leases held for investment at amortized cost, net	$2,595,032	$3,997,069
(1)    Comprised of sales-type leases for equipment. See “Note 16. Leases” for additional information.
(2)    Includes $281.1 million and $286.8 million in loans originated through the Small Business Administration (SBA) as of September 30, 2026 and December 31, 2025, respectively.
(3)    As of both September 30, 2026 and December 31, 2025, the Commercial Real Estate (CRE) office loan balance was under $35 million.
(4)    Accrued interest receivable is excluded from the amortized cost basis of loans and leases HFI and is reported within “Other assets” on the Balance Sheet. Net accrued interest receivable related to loans and leases HFI at amortized cost was $11.5 million and $17.9 million as of September 30, 2026 and December 31, 2025, respectively.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the components of the allowance for loan and lease losses (ALLL):

	September 30, 2026	December 31, 2025
Gross allowance for loan and lease losses(1)	$184,070	$312,667
Recovery asset value(2)	(32,174)	(36,924)
Allowance for loan and lease losses	$151,896	$275,743
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents the negative allowance for expected recoveries of amounts previously charged-off.

September 30, 2026	Consumer	Commercial	Total
Loans and leases held for investment at amortized cost	$2,119,700	$627,228	$2,746,928

Allowance for loan and lease losses	$136,172	$15,724	$151,896
Allowance ratio(1)	6.4%	2.5%	5.5%

Gross allowance for loan and lease losses	$168,346	$15,724	$184,070
Gross allowance ratio(1)	7.9%	2.5%	6.7%

December 31, 2025	Consumer	Commercial	Total
Loans and leases held for investment at amortized cost	$3,603,548	$669,264	$4,272,812

Allowance for loan and lease losses	$258,811	$16,932	$275,743
Allowance ratio(1)	7.2%	2.5%	6.5%

Gross allowance for loan and lease losses	$295,735	$16,932	$312,667
Gross allowance ratio(1)	8.2%	2.5%	7.3%
(1)    Calculated as ALLL or gross ALLL, where applicable, to the corresponding portfolio segment balance of loans and leases HFI at amortized cost.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The activity in the ACL by portfolio segment was as follows:

	Three Months Ended September 30,
	2026			2025
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$176,727	$16,166	$192,893	$237,433	$15,556	$252,989
Credit loss (benefit) expense	(13,886)	(441)	(14,327)	46,390	(483)	45,907
Charge-offs	(38,650)	(350)	(39,000)	(47,886)	—	(47,886)
Recoveries	11,981	349	12,330	16,620	144	16,764
End of period	$136,172	$15,724	$151,896	$252,557	$15,217	$267,774

Reserve for unfunded lending commitments:
Beginning of period	$—	$633	$633	$—	$1,585	$1,585
Credit loss (benefit) expense	—	(122)	(122)	—	287	287
End of period(1)	$—	$511	$511	$—	$1,872	$1,872

	Nine Months Ended September 30,
	2026			2025
	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance for loan and lease losses:
Beginning of period	$258,811	$16,932	$275,743	$212,598	$24,136	$236,734
Credit loss (benefit) expense	(22,971)	(1,395)	(24,366)	143,471	(586)	142,885
Charge-offs	(137,689)	(508)	(138,197)	(155,186)	(9,130)	(164,316)
Recoveries	38,021	695	38,716	51,674	797	52,471
End of period	$136,172	$15,724	$151,896	$252,557	$15,217	$267,774

Reserve for unfunded lending commitments:
Beginning of period	$—	$1,009	$1,009	$—	$1,183	$1,183
Credit loss (benefit) expense	—	(498)	(498)	—	689	689
End of period(1)	$—	$511	$511	$—	$1,872	$1,872
(1)    Relates to $29.9 million and $114.4 million of unfunded commitments as of September 30, 2026 and 2025, respectively.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

As a result of the Company’s election of the fair value option, all loan originations in the first nine months of 2026 were accounted for at fair value. See “Note 1. Summary of Significant Accounting Policies” for additional information. Accordingly, no originations subsequent to 2025 are presented in the tables below.

The following table presents charge-offs by origination year for the first nine months of 2026:

	Gross Charge-Offs by Origination Year
	2025	2024	2023	2022	Prior	Total
Unsecured consumer(1)	$59,408	$38,507	$18,247	$16,694	$2,833	$135,689
Residential mortgages	—	—	—	—	—	—
Secured consumer	690	277	522	428	83	2,000
Total consumer loans held for investment at amortized cost	60,098	38,784	18,769	17,122	2,916	137,689
Equipment finance	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	32	317	159	508
Total commercial loans and leases held for investment at amortized cost	—	—	32	317	159	508

Total loans and leases held for investment at amortized cost	$60,098	$38,784	$18,801	$17,439	$3,075	$138,197
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

September 30, 2026	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	Prior	Total
Unsecured consumer
Current	$1,081,822	$407,229	$159,161	$115,792	$4,682	$1,768,686
30-59 days past due	8,492	4,402	2,164	1,904	219	17,181
60-89 days past due	7,494	3,521	1,515	1,301	174	14,005
90 or more days past due	7,220	3,597	1,619	1,387	164	13,987
Total unsecured consumer	1,105,028	418,749	164,459	120,384	5,239	1,813,859
Residential mortgages
Current	—	—	—	35,746	105,297	141,043
30-59 days past due	—	—	—	—	313	313
60-89 days past due	—	—	—	2,707	—	2,707
90 or more days past due	—	—	—	—	—	—
Total residential mortgages	—	—	—	38,453	105,610	144,063
Secured consumer
Current	89,782	28,184	23,857	12,829	3,354	158,006
30-59 days past due	1,145	396	499	571	94	2,705
60-89 days past due	475	48	97	156	13	789
90 or more days past due	125	95	38	20	—	278
Total secured consumer	91,527	28,723	24,491	13,576	3,461	161,778
Total consumer loans held for investment at amortized cost	$1,196,555	$447,472	$188,950	$172,413	$114,310	$2,119,700

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
(1)    Excludes the basis adjustment for loans previously designated in fair value hedges under the portfolio layer method. See “Note 7. Derivative Instruments and Hedging Activities” for additional information.

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

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loss – Loans and leases that are considered uncollectible and of little value.

The following tables present the classes of financing receivables within the commercial portfolio segment by risk rating and origination year:

September 30, 2026	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	Prior	Total	Guaranteed Amount(1)
Equipment finance
Pass	$—	$—	$—	$17,588	$7,953	$25,541	$—
Special mention	—	—	—	1,723	—	1,723	—
Substandard	—	—	—	—	2,513	2,513	—
Doubtful	—	—	—	694	—	694	—
Loss	—	—	—	—	—	—	—
Total equipment finance	—	—	—	20,005	10,466	30,471	—
Commercial real estate
Pass	100,970	35,480	61,261	90,714	144,388	432,813	28,257
Special mention	—	520	—	436	1,515	2,471	697
Substandard	—	—	1,764	419	15,556	17,739	4,782
Doubtful	—	—	—	—	60	60	—
Loss	—	—	—	701	581	1,282	1,045
Total commercial real estate	100,970	36,000	63,025	92,270	162,100	454,365	34,781
Commercial and industrial
Pass	22,959	23,886	9,930	11,718	23,601	92,094	62,918
Special mention	593	1,996	2,890	5,669	—	11,148	8,401
Substandard	—	2,557	8,943	11,028	5,320	27,848	18,994
Doubtful	—	—	—	2,542	1,440	3,982	3,335
Loss	—	751	1,736	3,635	1,198	7,320	7,320
Total commercial and industrial	23,552	29,190	23,499	34,592	31,559	142,392	100,968
Total commercial loans and leases held for investment at amortized cost	$124,522	$65,190	$86,524	$146,867	$204,125	$627,228	$135,749
(1)    Represents loan balances guaranteed by the SBA.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

December 31, 2025	Term Loans and Leases by Origination Year
	2025	2024	2023	2022	2021	Prior	Total	Guaranteed Amount(1)
Equipment finance
Pass	$—	$—	$—	$21,283	$1,990	$9,762	$33,035	$—
Special mention	—	—	—	2,587	227	—	2,814	—
Substandard	—	—	—	—	3,212	—	3,212	—
Doubtful	—	—	—	696	—	—	696	—
Loss	—	—	—	—	—	—	—	—
Total equipment finance	—	—	—	24,566	5,429	9,762	39,757	—
Commercial real estate
Pass	95,736	36,356	63,750	94,771	32,452	121,231	444,296	30,959
Special mention	—	—	—	—	—	6,088	6,088	—
Substandard	—	—	—	428	8,433	11,370	20,231	7,005
Doubtful	—	—	—	—	—	61	61	—
Loss	—	—	—	1,121	271	421	1,813	1,543
Total commercial real estate	95,736	36,356	63,750	96,320	41,156	139,171	472,489	39,507
Commercial and industrial
Pass	21,987	28,942	16,580	18,108	19,441	7,879	112,937	75,216
Special mention	—	—	—	8,535	2,959	67	11,561	9,264
Substandard	—	1,438	8,275	5,153	3,126	3,010	21,002	13,790
Doubtful	—	—	—	3,456	1,348	511	5,315	4,353
Loss	—	751	1,766	3,686	—	—	6,203	6,203
Total commercial and industrial	21,987	31,131	26,621	38,938	26,874	11,467	157,018	108,826
Total commercial loans and leases held for investment at amortized cost	$117,723	$67,487	$90,371	$159,824	$73,459	$160,400	$669,264	$148,333
(1)    Represents loan balances guaranteed by the SBA.

The following tables present loans and leases HFI at amortized cost within the commercial portfolio segment by delinquency status:

September 30, 2026	Current	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$27,264	$—	$—	$3,207	$30,471
Commercial real estate	447,212	441	1,181	5,531	454,365
Commercial and industrial	109,800	4,661	351	27,580	142,392
Total commercial loans and leases held for investment at amortized cost	$584,276	$5,102	$1,532	$36,318	$627,228

December 31, 2025	Current	30-59 Days	60-89 Days	90 or More Days	Total
Equipment finance	$35,973	$696	$—	$3,088	$39,757
Commercial real estate	461,307	—	—	11,182	472,489
Commercial and industrial	133,526	1,540	1,878	20,074	157,018
Total commercial loans and leases held for investment at amortized cost	$630,806	$2,236	$1,878	$34,344	$669,264

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Loan Modifications

The Company has loan modification programs to assist borrowers experiencing financial difficulty and to mitigate losses and maximize collections for loans serviced by the Company. The table below presents the amortized cost of loans that were modified during the periods presented, by modification type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Short-term payment reduction	$3,839	$5,298	$12,758	$15,373
Permanent loan modification	1,605	2,187	4,204	4,872
Debt settlement	2,890	2,845	2,938	2,939
Total loan modifications – unsecured consumer loans	$8,334	$10,330	$19,900	$23,184

% of unsecured consumer loans at amortized cost as of period end	0.5%	0.3%	1.1%	0.7%

The Company expanded its digital channels to enable borrowers experiencing financial difficulty to qualify for a short-term payment reduction modification program. Under this program, borrowers may receive a temporary payment reduction for three months. If the borrower meets the temporary payment reduction requirements during the first three-month term, they may qualify for a payment reduction for an additional three months. Receiving an additional three months of payment reduction is considered an other-than-insignificant payment delay and becomes a short-term payment reduction modification. The short-term payment reduction modification results in a term extension of four to nine months compared to the original maturity date of the loan and does not include any principal or interest forgiveness. At the time of receiving a payment reduction, a delinquent loan resets to current status. However, if a borrower fails to comply with the modified terms, the delinquency status returns to the original contractual terms of the loan. Borrowers who were in their first three months of temporary payment reduction had a total of $9.0 million of loan balances at amortized cost outstanding as of September 30, 2026, and may subsequently be eligible for a short-term payment reduction modification.

Permanent loan modifications include both a reduction in contractual interest rates and an extension to the contractual maturity date of up to twelve months and do not include any principal forgiveness. To qualify for this modification, borrowers must meet the Company’s debt-to-income ratio requirements. During the third quarter and first nine months of 2026, the weighted-average interest rate reduction under this program was approximately 9.7% and 9.2%, respectively. During the third quarter and first nine months of 2025, the weighted-average interest rate reduction under this program was approximately 8.3% and 8.2%, respectively. The weighted-average maturity date extension was approximately twelve months for all periods.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the delinquency status of the amortized cost of loan modifications as of the periods presented below that were modified during the preceding twelve months:

	September 30, 2026			September 30, 2025
	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement	Short-term Payment Reduction	Permanent Loan Modification	Debt Settlement
Unsecured consumer loans
Current	$12,223	$4,813	$4	$15,252	$5,605	$40
30-59 days	1,214	198	—	1,376	174	37
60-89 days	979	115	322	1,313	88	164
90 or more days	1,019	114	2,612	1,096	205	2,698
Total loan modifications	$15,435	$5,240	$2,938	$19,037	$6,072	$2,939

A modified loan is generally charged-off in the event of a borrower defaulting at 120 days past due. The table below presents the total amount of charge-offs during the period for loan modifications that were entered into within the preceding twelve months of charge-off:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Short-term payment reduction	$1,507	$2,193	$5,297	$6,911
Permanent loan modification	234	367	901	1,270
Debt settlement	6,346	8,466	22,357	30,631
Total loan modifications – unsecured consumer loans	$8,087	$11,026	$28,555	$38,812

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

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents nonaccrual loans and leases HFI at amortized cost:

	September 30, 2026		December 31, 2025
	Nonaccrual	Nonaccrual with no related ACL(1)	Nonaccrual	Nonaccrual with no related ACL(1)
Unsecured consumer	$13,987	$—	$17,936	$—
Residential mortgages	—	—	431	431
Secured consumer	278	—	395	—
Total nonaccrual consumer loans held for investment at amortized cost	14,265	—	18,762	431

Equipment finance	3,207	—	3,088	—
Commercial real estate	5,952	5,099	11,253	5,799
Commercial and industrial	34,414	11,193	27,329	10,137
Total nonaccrual commercial loans and leases held for investment at amortized cost(2)	43,573	16,292	41,670	15,936

Total nonaccrual loans and leases held for investment at amortized cost	$57,838	$16,292	$60,432	$16,367
(1)    Subset of total nonaccrual loans and leases HFI at amortized cost.
(2)    Includes $31.1 million and $29.7 million in loan balances guaranteed by the SBA as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026		December 31, 2025
	Nonaccrual	Nonaccrual Ratios(1)	Nonaccrual	Nonaccrual Ratios(1)
Total nonaccrual consumer loans held for investment at amortized cost	$14,265	0.7%	$18,762	0.5%
Total nonaccrual commercial loans and leases held for investment at amortized cost	43,573	6.9%	41,670	6.2%
Total nonaccrual loans and leases held for investment at amortized cost	$57,838	2.1%	$60,432	1.4%
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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Recurring Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis:

September 30, 2026	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale at fair value	$—	$—	$2,063,910	$2,063,910
Loans held for investment at fair value	—	—	3,139,008	3,139,008
Securities available for sale:
Senior asset-backed securities related to Structured Program transactions	—	—	3,264,002	3,264,002
Other asset-backed securities related to Structured Program transactions	—	—	258,263	258,263
U.S. agency residential mortgage-backed securities	—	255,612	—	255,612
U.S. agency securities	—	66,124	—	66,124
Mortgage-backed securities	—	50,818	—	50,818
Municipal securities	—	2,353	—	2,353
Other securities	—	13,347	10,538	23,885
Total securities available for sale	—	388,254	3,532,803	3,921,057
Servicing assets	—	—	77,310	77,310
Other assets	—	26,507	—	26,507
Total assets	$—	$414,761	$8,813,031	$9,227,792

Liabilities:
Other liabilities	$—	$2,366	$—	$2,366
Total liabilities	$—	$2,366	$—	$2,366

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

Financial instruments are categorized in the valuation hierarchy based on the significance of observable or unobservable factors in the overall fair value measurement. For the financial instruments listed in the tables above that do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. The Company primarily uses a discounted cash flow (DCF) model to estimate the fair value of Level 3 instruments based on the present value of estimated future cash flows. This model uses inputs that inherently require judgment and reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. The Company did not transfer any assets or liabilities in or out of Level 3 during the third quarters and first nine months of 2026 or 2025.

The following significant unobservable inputs, as applicable, were used in the fair value measurement of the Company’s Level 3 assets:
•Discount rate – The weighted-average rate at which the expected cash flows are discounted to arrive at the net present value of the loan. The discount rate is primarily determined based on the Company’s estimate of market participants’ return expectations.
•Annualized net charge-off rate – The annualized rate of lifetime charge-offs, net of recoveries, expressed as a percentage of the average lifetime principal balance of loan pools with similar risk characteristics.
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

Loans Held for Sale at Fair Value

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of HFS loans:

	September 30, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average(1)	Minimum	Maximum	Weighted- Average(1)
Discount rate	7.4%	9.5%	8.0%	6.6%	9.0%	7.1%
Annualized net charge-off rate	3.4%	12.5%	7.0%	3.3%	16.0%	6.3%
Annualized prepayment rate	21.0%	27.9%	26.2%	20.5%	26.0%	25.5%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.

Fair Value Sensitivity

The sensitivity of HFS loans at fair value to adverse changes in key assumptions was as follows:

	September 30, 2026	December 31, 2025
Loans held for sale at fair value	$2,063,910	$1,762,396
Expected remaining weighted-average life (in years)	1.2	1.4
Discount rate:
100 basis point increase	$(23,201)	$(21,458)
200 basis point increase	$(45,939)	$(42,471)
Annualized net charge-off rate:
10% increase	$(28,376)	$(20,970)
20% increase	$(56,598)	$(41,766)
Annualized prepayment rate:
10% increase	$(9,729)	$(5,703)
20% increase	$(17,804)	$(10,546)

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents the activity for HFS loans at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value at beginning of period	$1,773,052	$1,008,168	$1,762,396	$636,352
Originations	2,144,436	1,986,261	5,880,166	4,904,306
Sales	(1,537,053)	(1,627,461)	(4,736,769)	(3,941,556)
Principal payments	(229,902)	(113,826)	(630,857)	(283,488)
Realized charge-offs, net of recoveries, recorded in earnings	(23,059)	(6,445)	(53,619)	(17,812)
Fair value adjustments recorded in earnings(1)	(63,564)	(33,557)	(157,407)	(84,662)
Fair value at end of period	$2,063,910	$1,213,140	$2,063,910	$1,213,140
(1)    Includes unrealized fair value adjustments related to HFS loans at fair value held at the end of the periods presented of $(20.2) million and $0.1 million for the third quarters of 2026 and 2025, respectively, and $(47.4) million and $(4.4) million for the first nine months of 2026 and 2025, respectively.

The following table summarizes the aggregate fair value of the Company’s HFS loans as of the periods presented, as well as the amount that was 90 days or more past due:

	September 30, 2026		December 31, 2025
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$2,144,750	$9,248	$1,795,818	$3,931
Cumulative fair value adjustments	(80,840)	(7,556)	(33,422)	(3,176)
Fair value of loans held for sale	$2,063,910	$1,692	$1,762,396	$755

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

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of HFI loans:

	September 30, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average(1)	Minimum	Maximum	Weighted- Average(1)
Discount rate	6.2%	11.4%	7.5%	6.5%	8.5%	7.0%
Annualized net charge-off rate	0.2%	14.1%	4.6%	4.1%	19.1%	7.4%
Annualized prepayment rate	18.2%	47.3%	25.8%	19.6%	21.1%	20.0%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.

Fair Value Sensitivity

The sensitivity of HFI loans at fair value to adverse changes in key assumptions was as follows:

	September 30, 2026	December 31, 2025
Loans held for investment at fair value	$3,139,008	$473,314
Expected remaining weighted-average life (in years)	1.7	0.7
Discount rate:
100 basis point increase	$(44,515)	$(2,832)
200 basis point increase	$(87,673)	$(5,633)
Annualized net charge-off rate:
10% increase	$(28,680)	$(5,738)
20% increase	$(57,525)	$(13,161)
Annualized prepayment rate:
10% increase	$(9,613)	$(2,490)
20% increase	$(18,946)	$(4,979)

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Reconciliation

The following table presents the activity for HFI loans at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value at beginning of period	$2,085,066	$631,736	$473,314	$1,027,798
Originations	1,177,900	—	3,227,025	—
Purchases	280,130	—	366,365	12,744
Principal payments	(345,963)	(152,131)	(778,345)	(554,918)
Realized charge-offs, net of recoveries, recorded in earnings	(14,967)	(10,777)	(25,248)	(52,260)
Fair value adjustments recorded in earnings(1)	(43,158)	8,956	(124,103)	44,420
Fair value at end of period	$3,139,008	$477,784	$3,139,008	$477,784
(1)    Represents unrealized fair value adjustments recorded in earnings related to HFI loans at fair value held at the end of the periods presented.

The following table summarizes the aggregate fair value of the Company’s HFI loans at fair value as of the periods presented, as well as the amount that was 90 days or more past due:

	September 30, 2026		December 31, 2025
	Total	90 or more days past due	Total	90 or more days past due
Aggregate unpaid principal balance	$3,307,287	$11,103	$495,649	$5,177
Cumulative fair value adjustments	(168,279)	(9,188)	(22,335)	(4,183)
Fair value of loans held for investment	$3,139,008	$1,915	$473,314	$994

Asset-Backed Securities Related to Structured Program Transactions

Senior Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable input, which includes credit spreads, was used in the fair value measurement of senior asset-backed securities related to Structured Program transactions:

	September 30, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	5.7%	7.4%	6.1%	5.0%	5.4%	5.2%

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity in the fair value of senior asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	September 30, 2026	December 31, 2025
Fair value of interests held	$3,264,002	$3,092,410
Expected remaining weighted-average life (in years)	1.1	1.1
Discount rate:
100 basis point increase	$(34,696)	$(32,467)
200 basis point increase	$(69,392)	$(64,934)

Fair Value Reconciliation

The following table presents the activity for senior asset-backed securities related to Structured Program transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value at beginning of period	$3,394,054	$2,962,475	$3,092,410	$2,899,824
Additions	440,958	605,040	1,754,218	1,424,927
Cash received	(551,343)	(435,499)	(1,539,831)	(1,185,450)
Change in unrealized (loss) gain recorded in other comprehensive income	(19,667)	6,802	(42,795)	(483)
Fair value at end of period	$3,264,002	$3,138,818	$3,264,002	$3,138,818

Other Asset-Backed Securities Related to Structured Program Transactions

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement of other asset-backed securities related to Structured Program transactions:

	September 30, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average(1)	Minimum	Maximum	Weighted- Average(1)
Discount rate	7.4%	8.0%	7.8%	6.6%	8.6%	6.9%
Annualized net charge-off rate	3.4%	6.6%	5.6%	3.1%	6.2%	5.0%
Annualized prepayment rate	21.2%	28.6%	27.0%	22.8%	27.4%	25.8%
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
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Fair Value Sensitivity

The sensitivity in the fair value of other asset-backed securities related to Structured Program transactions to adverse changes in key assumptions was as follows:

	September 30, 2026	December 31, 2025
Fair value of interests held	$258,263	$219,370
Expected remaining weighted-average life (in years)	1.1	1.2
Discount rate:
100 basis point increase	$(2,664)	$(2,285)
200 basis point increase	$(5,278)	$(4,529)
Annualized net charge-off rate:
10% increase	$(2,820)	$(2,077)
20% increase	$(5,646)	$(4,112)
Annualized prepayment rate:
10% increase	$(1,179)	$(674)
20% increase	$(2,156)	$(1,227)

Fair Value Reconciliation

The following table presents the activity for other asset-backed securities related to Structured Program transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value at beginning of period	$257,820	$184,032	$219,370	$169,948
Additions	44,098	51,096	157,086	111,720
Cash received	(41,724)	(27,612)	(113,418)	(73,537)
Credit loss benefit (expense) for securities available for sale	1,481	(86)	1,593	(588)
Change in unrealized loss recorded in other comprehensive income	(1,470)	(305)	(3,453)	(418)
Change in unrealized loss recorded in net fair value adjustments	(1,942)	—	(2,915)	—
Fair value at end of period	$258,263	$207,125	$258,263	$207,125

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Servicing Assets

Significant Unobservable Inputs

The following significant unobservable inputs were used in the fair value measurement for servicing assets related to loans sold to investors:

	September 30, 2026			December 31, 2025
	Minimum	Maximum	Weighted- Average	Minimum	Maximum	Weighted- Average
Discount rate	9.0%	16.2%	10.3%	8.9%	16.2%	10.4%
Annualized net charge-off rate(1)	3.4%	12.1%	6.0%	3.3%	19.5%	6.5%
Annualized prepayment rate(1)	20.9%	27.9%	26.5%	19.9%	25.9%	24.6%
Market servicing rate(2)	0.51%	0.51%	0.51%	0.58%	0.58%	0.58%
(1)    The weighted-average rate is calculated using the principal balance of each loan pool with similar risk characteristics.
(2)    The fees a willing market participant would require for the servicing of loans with similar characteristics as those in the Company’s serviced portfolio.

Fair Value Sensitivity

The sensitivity of the fair value of servicing assets to adverse changes in key assumptions was as follows:

	September 30, 2026	December 31, 2025
Fair value of servicing assets	$77,310	$65,167
Expected remaining weighted-average life (in years)	1.2	1.2
Discount rate:
100 basis point increase	$(687)	$(567)
200 basis point increase	$(1,374)	$(1,134)
Annualized net charge-off rate:
10% increase	$(638)	$(536)
20% increase	$(1,275)	$(1,071)
Annualized prepayment rate:
10% increase	$(2,394)	$(1,892)
20% increase	$(4,789)	$(3,785)

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

	September 30, 2026	December 31, 2025
Weighted-average market servicing rate assumptions	0.51%	0.58%
Change in fair value from:
Market servicing rate increase by 0.10%	$(8,016)	$(7,289)
Market servicing rate decrease by 0.10%	$8,016	$7,289

Fair Value Reconciliation

The following table presents activity for servicing assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value at beginning of period	$72,974	$57,909	$65,167	$60,697
Issuances(1)	20,608	19,326	60,826	47,261
Change in fair value(2)	(16,272)	(11,912)	(48,683)	(42,635)
Fair value at end of period	$77,310	$65,323	$77,310	$65,323
(1)    Represents the servicing assets recorded when the loans are sold. Included in “Gain on sales of loans” on the Income Statement.
(2)    Included in “Servicing fees” on the Income Statement.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial Instruments Not Recorded at Fair Value

The following tables present the carrying amount and estimated fair values, by level within the fair value hierarchy, of the Company’s assets and liabilities that are not recorded at fair value on a recurring basis:

September 30, 2026	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment at amortized cost, net	$2,595,032	$—	$—	$2,724,244	$2,724,244
Other assets	52,729	—	52,729	—	52,729
Total assets	$2,647,761	$—	$52,729	$2,724,244	$2,776,973

Liabilities:
Deposits(1)	$3,345,583	$—	$—	$3,341,269	$3,341,269
Other liabilities	33,195	—	15,395	17,800	33,195
Total liabilities	$3,378,778	$—	$15,395	$3,359,069	$3,374,464

December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans and leases held for investment at amortized cost, net	$3,997,069	$—	$—	$4,251,852	$4,251,852
Other assets	47,470	—	47,312	453	47,765
Total assets	$4,044,539	$—	$47,312	$4,252,305	$4,299,617

Liabilities:
Deposits(1)	$2,434,422	$—	$—	$2,437,209	$2,437,209
Other liabilities	40,931	—	11,926	29,005	40,931
Total liabilities	$2,475,353	$—	$11,926	$2,466,214	$2,478,140
(1)    Excludes deposit liabilities with no defined or contractual maturities.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

6. Structured Program Transactions and Variable Interest Entities

The Company’s VIEs relate to its Structured Program transactions. As of both September 30, 2026 and December 31, 2025, the Company did not consolidate any VIEs. Accordingly, holders of the related securities can look only to the assets of the VIEs that issued the securities and there is no direct recourse to the Company’s assets.

The following table presents the classifications of assets and liabilities on the Company’s Balance Sheet for its transactions with unconsolidated VIEs:

	September 30, 2026	December 31, 2025
Assets
Securities available for sale at fair value	$3,522,265	$3,311,780
Other assets	64,831	53,660
Total assets	3,587,096	3,365,440
Liabilities
Other liabilities	—	1,023
Total liabilities	—	1,023
Total net assets (maximum loss exposure)	$3,587,096	$3,364,417

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

The following table summarizes activity related to unconsolidated VIEs where the transfers were accounted for as a sale on the Company’s financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value of consideration received:
Cash	$400,835	$365,603	$1,270,786	$696,657
Net securities retained from Structured Program transactions	485,056	656,136	1,866,888	1,536,647
Other assets, net	11,521	12,090	38,711	28,746
Total consideration	897,412	1,033,829	3,176,385	2,262,050
Fair value of loans sold	(886,310)	(1,022,384)	(3,139,314)	(2,235,652)
Gain on sales of loans(1)	$11,102	$11,445	$37,071	$26,398

Cash proceeds from continuing involvement:
Servicing and other administrative fees	$13,074	$9,311	$36,602	$27,057
Interest received on securities retained from Structured Program transactions	$51,621	$51,058	$153,364	$152,339
(1)    Consists primarily of servicing assets recognized at the time of loan sale, less any transaction costs, and excludes origination fees and fair value adjustments recognized prior to the sale.

As of September 30, 2026, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $5.3 billion, of which $84.7 million was 30 days or more past due. As of December 31, 2025, the aggregate unpaid principal balance attributable to off-balance sheet loans held by unconsolidated VIEs was $4.4 billion, of which $64.9 million was 30 days or more past due. For such loans, the Company would only

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

experience a loss if it was required to repurchase a loan due to a breach in representations and warranties associated with its loan sale or servicing contracts.

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

Derivatives Not Designated as Accounting Hedges

During the first quarter of 2026, the Company voluntarily de-designated all of its interest rate swaps previously designated as fair value hedges. Following de-designation, changes in the fair value of these derivatives as well as the associated interest settlements are recorded in “Net fair value adjustments” on the Income Statement, and the remaining unamortized basis adjustments on the previously hedged items were amortized through interest income over the remaining life of the underlying instruments. As of September 30, 2026, the basis adjustments on the previously hedged items have been fully amortized.

The table below presents the notional and gross fair value amounts of the Company’s derivatives:

	September 30, 2026			December 31, 2025
	Notional	Derivative Asset(1)	Derivative Liability(1)	Notional	Derivative Asset(1)	Derivative Liability(1)
Credit derivatives	$—	$—	$—	$3,737	$—	$(1,327)
Interest rate contracts:
Interest rate caps	775,000	12,302	—	325,000	528	—
Interest rate swaps	1,675,000	12,116	(277)	125,000	—	(234)
Total interest rate contracts	$2,450,000	$24,418	$(277)	$450,000	$528	$(234)

Total	$2,450,000	$24,418	$(277)	$453,737	$528	$(1,561)
(1)    Recorded in “Other assets” or “Other liabilities” on a net basis, as applicable, on the Balance Sheet and in “Operating activities” on the Statement of Cash Flows.

The table below presents the gains (losses) recognized on the Company’s derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Credit derivatives(1)	$—	$1,387	$289	$3,503
Interest rate contracts:
Fair value adjustments	15,115	(456)	21,379	(526)
Interest rate settlements(2)	207	—	30	—
Total interest rate contracts(3)	$15,322	$(456)	$21,409	$(526)

Total gains	$15,322	$931	$21,698	$2,977
(1)    The initial fair value of the credit derivative liabilities is recorded in “Gain on sales of loans” with incremental changes in the fair value recorded in “Net fair value adjustments,” both on the Income Statement.
(2)    Includes accrued interest receivable and payable.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

(3)    Recorded in “Net fair value adjustments” on the Income Statement.

Derivatives Designated as Accounting Hedges

As of September 30, 2026, there were no derivatives designated as hedging instruments. Prior period amounts in the tables below reflect periods in which hedge accounting was applied.

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

The following table summarizes the gain (loss) recognized on the Company’s fair value hedges:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Gains (losses) recognized on:
Unsecured consumer loans:
Hedged item	$(39)	$(192)
Derivatives	29	99
Interest settlement on derivative(1)	350	(38)
Total gain (loss) on hedged unsecured consumer loans(2)	340	(131)

Securities available for sale:
Hedged item	438	2,680
Derivatives	(426)	(2,772)
Interest settlement on derivative(1)	733	2,048
Total gain on hedged securities available for sale(3)	745	1,956

Total gain on fair value hedges	$1,085	$1,825
(1)    Includes accrued interest receivable and payable.
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

8. Property, Equipment and Software, Net

Property, equipment and software, net, consist of the following:

	September 30, 2026	December 31, 2025
Software(1)	$279,974	$259,773
Land, building and building improvements(2)	97,942	81,601
Leasehold improvements	9,994	30,686
Computer equipment	8,170	5,829
Furniture and fixtures	4,483	5,554
Total property, equipment and software	400,563	383,443
Accumulated depreciation and amortization	(123,566)	(129,355)
Total property, equipment and software, net	$276,997	$254,088
(1)    Includes $41.2 million and $28.3 million of development in progress for internally-developed software and $7.5 million and $6.8 million of development in progress to customize purchased software as of September 30, 2026 and December 31, 2025, respectively.
(2)    Includes $7.7 million of building improvements in progress as of December 31, 2025.

Depreciation and amortization expense on property, equipment and software was $16.3 million and $46.8 million for the third quarter and first nine months of 2026, respectively. Depreciation and amortization expense on property, equipment and software was $16.0 million and $43.9 million for the third quarter and first nine months of 2025, respectively.

The Company recognized impairment expense of $2.1 million on its internally-developed software for the first nine months of 2026. This was recorded within “Depreciation and amortization” expense on the Income Statement. No impairment expense was recorded for the third quarter of 2026 or third quarter and first nine months of 2025.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

9. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $75.7 million as of both September 30, 2026 and December 31, 2025. The Company did not record any goodwill impairment expense during the third quarters and first nine months of 2026 and 2025. Goodwill is not amortized, but is subject to annual impairment tests that are performed in the fourth quarter of each calendar year. For additional detail, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies” in the Annual Report.

Intangible Assets

Intangible assets consist primarily of customer relationships. These intangible assets are amortized on an accelerated basis from ten to fourteen years.

Intangible assets, net of accumulated amortization, are included in “Other assets” on the Balance Sheet. The gross and net carrying values and accumulated amortization were as follows:

	September 30, 2026	December 31, 2025
Gross carrying value	$56,490	$56,490
Accumulated amortization	(51,082)	(49,071)
Net carrying value	$5,408	$7,419

Amortization expense associated with intangible assets for the third quarter and first nine months of 2026 was $0.6 million and $2.0 million, respectively. Amortization expense associated with intangible assets for the third quarter and first nine months of 2025 was $0.9 million and $2.4 million, respectively. There was no impairment loss for the third quarters and first nine months of 2026 and 2025.

The expected future amortization expense for intangible assets as of September 30, 2026, is as follows:

2026	$625
2027	1,943
2028	1,179
2029	729
2030	456
Thereafter	476
Total	$5,408

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

10. Other Assets

Other assets consist of the following:

	September 30, 2026	December 31, 2025
Deferred tax assets, net(1)	$99,835	$96,159
Servicing assets(2)	77,357	65,326
Accrued interest receivable	52,729	43,918
Nonmarketable equity investments	49,950	48,462
Operating lease assets	8,461	12,942
Intangible assets, net(3)	5,408	7,419
Other	128,297	93,860
Total other assets	$422,037	$368,086
(1)    See “Note 15. Income Taxes” for additional detail.
(2)    Loans underlying servicing assets had a total outstanding principal balance of $8.2 billion and $7.6 billion as of September 30, 2026 and December 31, 2025, respectively.
(3)    See “Note 9. Goodwill and Intangible Assets” for additional detail.

11. Deposits

Deposits consist of the following:

	September 30, 2026	December 31, 2025
Interest-bearing deposits:
Savings and money market accounts	$7,338,616	$6,599,737
Certificates of deposit	3,345,583	2,434,422
Checking accounts	410,129	425,324
Total	11,094,328	9,459,483
Noninterest-bearing deposits	387,081	374,387
Total deposits	$11,481,409	$9,833,870

Total certificates of deposit at September 30, 2026 are scheduled to mature as follows:

2026	$832,428
2027	2,374,090
2028	126,532
2029	10,529
2030	1,270
Thereafter	734
Total certificates of deposit(1)	$3,345,583
(1)    Certificates of deposit in excess of the FDIC insurance limit of $250 thousand per account holder totaled $168.6 million at September 30, 2026.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

12. Borrowings

The Company did not have any debt outstanding as of September 30, 2026 or December 31, 2025.

Borrowing Capacity

The following table summarizes the Company’s available borrowing capacity and the related pledged collateral:

	September 30, 2026		December 31, 2025
	Available Borrowing Capacity	Pledged Collateral(1)	Available Borrowing Capacity	Pledged Collateral(2)
FRB Discount Window	$3,507,526	$4,607,077	$3,294,827	$4,245,845
FHLB of Des Moines	674,957	849,098	679,361	861,913
Total	$4,182,483	$5,456,175	$3,974,188	$5,107,758
(1)    As of September 30, 2026, the Company had $4.6 billion in loans pledged under the Federal Reserve System (FRB) Discount Window, and $469.2 million in loans and $379.9 million in securities available for sale at fair value pledged to the Federal Home Loan Bank (FHLB) of Des Moines.
(2)    As of December 31, 2025, the Company had $4.2 billion in loans pledged under the FRB Discount Window, and $486.2 million in loans and $375.7 million in securities available for sale at fair value pledged to the FHLB of Des Moines.

13. Other Liabilities

Other liabilities consist of the following:

	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$94,253	$87,341
Due to borrowers(1)	22,908	60,254
Payable to investors(2)	15,395	11,926
Operating lease liabilities	10,341	15,826
Other	69,435	58,171
Total other liabilities	$212,332	$233,518
(1)    Represents originated loans for which disbursement of funds is pending to borrowers.
(2)    Represents principal and interest on loans collected by the Company and pending disbursement to investors.

14. Equity

Share Repurchases

On November 4, 2025, the Company’s Board of Directors approved a program to repurchase and acquire up to $100 million of the Company’s common stock through December 31, 2026. During the nine months ended September 30, 2026, the Company repurchased 1,718,407 shares of Happen, Inc. common stock on the open market at an average price of $16.61 per share and retired those shares upon repurchase.

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

Stock-based Compensation

Stock-based compensation expense, included in “Compensation and benefits” expense on the Income Statement, was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	$6,571	$8,473	$20,808	$26,783
PBRSUs	1,019	1,104	3,282	3,221
Stock-based compensation expense, gross	7,590	9,577	24,090	30,004
Less: Capitalized stock-based compensation expense	813	1,078	2,785	3,921
Stock-based compensation expense, net	$6,777	$8,499	$21,305	$26,083

Restricted Stock Units

The following table summarizes the Company’s RSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	4,278,687	$10.73
Granted	2,078,328	$15.67
Vested	(2,402,475)	$9.91
Forfeited	(650,313)	$12.96
Unvested at September 30, 2026	3,304,227	$13.99

During the first nine months of 2026, the Company granted 2,078,328 RSUs with an aggregate fair value of $32.6 million.

As of September 30, 2026, there was $40.2 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years, subject to any future forfeitures.

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

The following table summarizes the Company’s PBRSU activity:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	1,160,819	$8.86
Granted	641,982	$14.72
Vested	(485,134)	$7.62
Forfeited	(59,877)	$13.34
Unvested at September 30, 2026	1,257,790	$12.11

During the first nine months of 2026, the Company granted 641,982 PBRSUs with an aggregate fair value of $9.4 million.

As of September 30, 2026, there was $8.4 million of unrecognized compensation cost related to unvested PBRSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years, subject to any future forfeitures.

15. Income Taxes

For the third quarter and first nine months of 2026, the Company recorded an income tax expense of $17.5 million and $50.7 million, respectively, representing an effective tax rate of 22.8% and 23.1%, respectively. For the third quarter and first nine months of 2025, the Company recorded an income tax expense of $13.0 million and $32.8 million, respectively, representing an effective tax rate of 22.6% and 25.8%, respectively. The effective tax rate differs from the federal statutory rate primarily due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. The decrease in the effective tax rate for the first nine months of 2026 compared to the first nine months of 2025 was primarily driven by the discrete tax expense recognized in the second quarter of 2025 related to the revaluation of the Company’s deferred tax assets following the enactment of California Senate Bill 132 on June 27, 2025, and the reduction in the overall effective state tax rate resulting from the law’s requirement that banks and financial companies use a single-sales-factor apportionment formula, effective for tax years beginning in 2025.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table summarizes the Company’s net deferred tax assets:

	September 30, 2026	December 31, 2025
Deferred tax assets, net of liabilities	$147,882	$144,206
Valuation allowance	(48,047)	(48,047)
Deferred tax assets, net of valuation allowance	$99,835	$96,159

16. Leases

Lessee Arrangements

Following the expiration of its prior headquarters’ lease, the Company relocated its headquarters in April 2026 to an office building in San Francisco, California that it purchased in the previous year.

The Company has various operating leases for office space in the Salt Lake City, Utah area, Boston, Massachusetts, and New York, New York, with remaining lease terms ranging from approximately one to three years as of September 30, 2026.

Balance sheet information related to leases was as follows:

ROU Assets and Lease Liabilities	Balance Sheet Classification	September 30, 2026	December 31, 2025
Operating lease assets	Other assets	$8,461	$12,942
Operating lease liabilities	Other liabilities	$10,341	$15,826

Net lease costs were $1.2 million and $5.6 million during the third quarter and first nine months of 2026, respectively. Such costs are recorded within “Occupancy” expense on the Income Statement. Net lease costs were $2.7 million and $8.2 million during the third quarter and first nine months of 2025, respectively.

The Company’s future minimum undiscounted lease payments under operating leases as of September 30, 2026 were as follows:

Operating Lease Payments
2026	$1,235
2027	5,010
2028	4,046
2029	909
Total lease payments	$11,200
Discount effect	(859)
Present value of future minimum lease payments	$10,341

The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities were as follows:

Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	2.31	2.64
Weighted-average discount rate	4.33%	4.56%

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

Rental income earned from such leases was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental income(1)	$1,577	$3,263	$4,984	$5,117
(1)    Recorded in “Other non-interest income” on the Income Statement.

Future fixed lease payments to be received by the Company as of September 30, 2026, under non-cancelable operating leases, were as follows:

2026	$1,123
2027	3,386
2028	2,491
2029	1,968
2030	1,990
Thereafter	6,215
Total lease payments	$17,173

Sales-type Leases

The Company has sales-type leases for equipment (Equipment Finance). Such arrangements may include options to renew or to purchase the leased equipment at the end of the lease term.

Interest earned on Equipment Finance was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest earned(1)	$412	$644	$1,393	$2,200
(1)    Recorded in “Interest on loans” on the Income Statement.

The components of Equipment Finance assets are as follows:

	September 30, 2026	December 31, 2025
Lease receivables	$14,554	$25,384
Unguaranteed residual asset values	18,411	17,907
Unearned income	(2,590)	(3,690)
Deferred costs	96	156
Total	$30,471	$39,757

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Future minimum lease payments based on maturity of the Company’s sales-type leases as of September 30, 2026 were as follows:

2026	$2,590
2027	7,382
2028	3,685
2029	1,344
Total lease payments	$15,001
Discount effect	(447)
Present value of future minimum lease payments	$14,554

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

Unfunded Lending Commitments

As of September 30, 2026 and December 31, 2025, the contractual amount of unfunded lending commitments totaled $136.8 million and $98.2 million, respectively, of which $29.9 million and $52.0 million, respectively, are commitments for loans (at amortized cost) to be funded. See “Note 4. Loans” for additional detail related to the reserve for unfunded lending commitments.

Legal

The Company is subject to various claims brought in a litigation or regulatory context. These include lawsuits and regulatory exams, investigations, inquiries and enforcement actions. In the past, the Company has successfully resolved such matters in a manner that was not material to its results of financial operations in any period and that did not materially limit the Company’s ability to conduct its business. However, no assurances can be given as to the timing, outcome or consequences of these matters or other similar matters if, or as, they arise.

In accordance with applicable accounting standards, the Company accrues for costs related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate or range of the reasonably possible losses, if such estimates can be made. At this time, the Company does

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matter described below.

Putative Class Action

In August 2026, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California (Mammini v. Happen, Inc. (f/k/a LendingClub Corporation), Microsoft Corporation, and The Trade Desk, Inc., No. 3:26-cv-08979-RFL) alleging that the Company’s website improperly collected and shared certain customer information for advertising purposes. The plaintiff seeks to certify a class of similarly situated persons and requests declaratory, monetary and injunctive relief. The Company has not yet filed a formal response to plaintiff’s complaint, but will vigorously defend against the allegations. No assurances can be given as to the timing, outcome or consequences of this matter.

18. Regulatory Requirements

Happen, Inc. and Happen Bank are subject to comprehensive supervision, examination and enforcement, and regulation by the FRB and the Office of the Comptroller of the Currency (OCC), respectively, including generally similar capital adequacy requirements adopted by both agencies.

These requirements establish required minimum ratios for Common Equity Tier 1 (CET1) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company. The minimum capital requirements under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (Basel III) capital framework are: a CET1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Additionally, a capital conservation buffer of 2.5% must be maintained above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases, and certain discretionary bonus payments. In addition to these guidelines, the regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums prescribed under the Basel III capital framework. The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (PCA). The PCA framework provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as its PCA capitalization category declines, including the ability to accept and/or rollover brokered deposits. At September 30, 2026 and December 31, 2025, the Company’s and Happen Bank’s regulatory capital ratios exceeded the thresholds required to be regarded as “well-capitalized” institutions and met all capital adequacy requirements to which they are subject. There have been no events or conditions since September 30, 2026 that management believes would change the Company’s categorization.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

The following table presents the actual capital amounts and ratios of the Company and Happen Bank as well as the regulatory minimum and “well capitalized” requirements (dollars in millions):

	September 30, 2026		December 31, 2025		Required Minimum(1)	Well-Capitalized Minimum
	Amount	Ratio	Amount	Ratio
Happen, Inc.:
CET1 capital(2)	$1,498.1	15.7%	$1,342.6	17.4%	7.0%	N/A
Tier 1 capital	$1,498.1	15.7%	$1,342.6	17.4%	8.5%	6.0%
Total capital	$1,617.4	17.0%	$1,441.0	18.7%	10.5%	10.0%
Tier 1 leverage	$1,498.1	12.0%	$1,342.6	12.0%	4.0%	N/A
Risk-weighted assets	$9,513.9	N/A	$7,696.1	N/A	N/A	N/A
Quarterly adjusted average assets	$12,527.1	N/A	$11,174.0	N/A	N/A	N/A

Happen Bank:
CET1 capital(2)	$1,390.6	14.7%	$1,183.9	15.5%	7.0%	6.5%
Tier 1 capital	$1,390.6	14.7%	$1,183.9	15.5%	8.5%	8.0%
Total capital	$1,509.2	16.0%	$1,281.8	16.8%	10.5%	10.0%
Tier 1 leverage	$1,390.6	11.1%	$1,183.9	10.7%	4.0%	5.0%
Risk-weighted assets	$9,449.4	N/A	$7,652.0	N/A	N/A	N/A
Quarterly adjusted average assets	$12,475.1	N/A	$11,090.4	N/A	N/A	N/A
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

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	Happen Bank		Happen, Inc. (Parent only)		Total Reportable Segments
Three Months Ended September 30,	2026	2025	2026	2025	2026	2025
Interest income:
Interest income	$278,062	$241,616	$240	$185	$278,302	$241,801
Interest expense	(95,231)	(83,362)	—	—	(95,231)	(83,362)
Net interest income	182,831	158,254	240	185	183,071	158,439

Non-interest income:
Origination fees(1)	173,226	105,762	(6)	(31)	173,220	105,731
Servicing fees(1)	7,837	5,350	4,313	6,764	12,150	12,114
Gain on sales of loans(1)	19,608	17,799	—	—	19,608	17,799
Net fair value adjustments(1)	(131,664)	(39,071)	255	696	(131,409)	(38,375)
Other non-interest income	9,540	13,601	488	1,762	10,028	15,363
Total non-interest income	78,547	103,441	5,050	9,191	83,597	112,632

Total net revenue	261,378	261,695	5,290	9,376	266,668	271,071

Provision for credit losses	15,930	(46,280)	—	—	15,930	(46,280)

Non-interest expense:
Compensation and benefits	(63,190)	(59,194)	(1,339)	(1,636)	(64,529)	(60,830)
Marketing	(72,763)	(40,712)	—	—	(72,763)	(40,712)
Equipment and software	(17,381)	(13,460)	(119)	(5)	(17,500)	(13,465)
Depreciation and amortization	(16,740)	(15,828)	(322)	(1,051)	(17,062)	(16,879)
Professional services	(10,821)	(10,797)	(68)	(125)	(10,889)	(10,922)
Occupancy	(3,044)	(3,304)	(600)	(1,941)	(3,644)	(5,245)
Other non-interest expense	(16,240)	(16,071)	(3,196)	(3,429)	(19,436)	(19,500)
Total non-interest expense	(200,179)	(159,366)	(5,644)	(8,187)	(205,823)	(167,553)
Income tax expense	(17,400)	(12,667)	(99)	(297)	(17,499)	(12,964)
Net income (loss)(2)	$59,729	$43,382	$(453)	$892	$59,276	$44,274
Capital expenditures	$18,203	$21,003	$—	$—	$18,203	$21,003
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Total net income from reportable segments reflects net income on a consolidated basis.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Happen Bank		Happen, Inc. (Parent only)		Total Reportable Segments
Nine Months Ended September 30,	2026	2025	2026	2025	2026	2025
Interest income:
Interest income	$807,716	$710,329	$728	$628	$808,444	$710,957
Interest expense	(270,122)	(248,312)	—	—	(270,122)	(248,312)
Net interest income	537,594	462,017	728	628	538,322	462,645

Non-interest income:
Origination fees(1)	466,870	263,269	444	(16)	467,314	263,253
Servicing fees(1)	18,817	8,060	14,451	19,328	33,268	27,388
Gain on sales of loans(1)	57,338	43,541	—	—	57,338	43,541
Net fair value adjustments(1)	(342,924)	(99,396)	1,445	3,901	(341,479)	(95,495)
Other non-interest income	31,987	40,637	4,293	5,542	36,280	46,179
Total non-interest income	232,088	256,111	20,633	28,755	252,721	284,866

Total net revenue	769,682	718,128	21,361	29,383	791,043	747,511

Provision for credit losses	26,457	(144,162)	—	—	26,457	(144,162)

Non-interest expense:
Compensation and benefits	(194,013)	(176,264)	(4,251)	(4,944)	(198,264)	(181,208)
Marketing	(190,758)	(103,531)	—	—	(190,758)	(103,531)
Equipment and software	(48,488)	(42,553)	(151)	(51)	(48,639)	(42,604)
Depreciation and amortization	(49,474)	(42,622)	(1,559)	(3,626)	(51,033)	(46,248)
Professional services	(34,267)	(30,453)	(378)	(533)	(34,645)	(30,986)
Occupancy	(10,654)	(8,550)	(4,363)	(5,827)	(15,017)	(14,377)
Other non-interest expense	(50,464)	(46,075)	(8,920)	(11,403)	(59,384)	(57,478)
Total non-interest expense	(578,118)	(450,048)	(19,622)	(26,384)	(597,740)	(476,432)
Income tax expense	(49,469)	(31,073)	(1,264)	(1,721)	(50,733)	(32,794)
Net income(2)	$168,552	$92,845	$475	$1,278	$169,027	$94,123
Capital expenditures	$71,954	$124,763	$—	$—	$71,954	$124,763
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total net revenue – reportable segments	$266,668	$271,071	$791,043	$747,511
Intercompany eliminations	(3,508)	(4,840)	(12,777)	(15,134)
Total net revenue – consolidated	$263,160	$266,231	$778,266	$732,377

Each expense item reported above represents the Company’s “significant segment expenses” as they are separately evaluated by the CODM, with the exception of “Other non-interest expense” which represents “other segment items” and encompasses various miscellaneous operating expenses.

HAPPEN, INC.
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
(Unaudited)

	Happen Bank		Happen, Inc. (Parent only)		Total Reportable Segments
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Assets
Total cash and cash equivalents	$769,343	$901,246	$92,705	$127,087	$862,048	$1,028,333
Restricted cash	—	—	15,326	16,659	15,326	16,659
Securities available for sale at fair value	3,910,519	3,696,626	10,538	10,083	3,921,057	3,706,709
Loans held for sale at fair value	2,063,910	1,762,396	—	—	2,063,910	1,762,396
Loans held for investment at fair value	3,138,599	472,301	409	1,013	3,139,008	473,314
Loans and leases held for investment at amortized cost, net	2,595,032	3,997,069	—	—	2,595,032	3,997,069
Property, equipment and software, net	274,451	250,168	2,546	3,920	276,997	254,088
Investment in subsidiary	—	—	959,721	903,339	959,721	903,339
Goodwill	75,717	75,717	—	—	75,717	75,717
Other assets	397,745	316,488	25,125	72,323	422,870	388,811
Total assets	13,225,316	11,472,011	1,106,370	1,134,424	14,331,686	12,606,435
Liabilities and Equity
Total deposits	11,565,727	9,948,426	—	—	11,565,727	9,948,426
Other liabilities	182,002	217,930	31,163	36,313	213,165	254,243
Total liabilities	11,747,729	10,166,356	31,163	36,313	11,778,892	10,202,669
Total equity	1,477,587	1,305,655	1,075,207	1,098,111	2,552,794	2,403,766
Total liabilities and equity	$13,225,316	$11,472,011	$1,106,370	$1,134,424	$14,331,686	$12,606,435

	September 30, 2026	December 31, 2025
Total assets – reportable segments	$14,331,686	$12,606,435
Intercompany eliminations	(1,044,872)	(1,038,619)
Total assets – consolidated	$13,286,814	$11,567,816

	September 30, 2026	December 31, 2025
Total liabilities and equity – reportable segments	$14,331,686	$12,606,435
Intercompany eliminations – liabilities	(85,151)	(135,281)
Intercompany eliminations – equity	(959,721)	(903,338)
Total liabilities and equity – consolidated	$13,286,814	$11,567,816

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

Financial Highlights

We delivered several financial achievements in the third quarter of 2026, including record pre-tax income. This growth was primarily driven by an increase in loan origination volume, higher net interest income due to an increase in total interest-earning assets, as well as strong credit performance. Net income grew to $59.3 million, with diluted EPS of $0.50, compared to $44.3 million, with diluted EPS of $0.37, in the prior year.

The following tables summarize our selected financial data:

	As of and for the three months ended			As of and for the nine months ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Net interest income	$183,071	$179,017	$158,439	$538,322	$462,645
Non-interest income	80,089	83,838	107,792	239,944	269,732
Total net revenue	263,160	262,855	266,231	778,266	732,377
Provision for credit losses	(15,930)	(10,917)	46,280	(26,457)	144,162
Non-interest expense	202,315	198,115	162,713	584,963	461,298
Income before income tax expense	76,775	75,657	57,238	219,760	126,917
Income tax expense	(17,499)	(17,509)	(12,964)	(50,733)	(32,794)
Net income	$59,276	$58,148	$44,274	$169,027	$94,123
Diluted EPS	$0.50	$0.50	$0.37	$1.44	$0.81

Total loan originations (in millions)(1)	$3,336	$3,145	$2,656	$9,151	$7,121
Current period originations sold or held for sale	$2,145	$2,039	$2,027	$5,900	$5,044
Current period originations held for investment	$1,192	$1,107	$629	$3,250	$2,077

Total servicing portfolio (in millions)(2)	$15,469	$14,596	$12,986
Loans serviced for others	$8,133	$8,231	$7,612

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	As of and for the three months ended			As of and for the nine months ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Performance Metrics:
Net interest margin	6.05%	6.14%	6.18%	6.15%	6.10%
Profit margin(3)	29.2%	28.8%	21.5%	28.2%	17.3%
Return on average equity (ROE)(4)	15.0%	15.1%	12.4%	14.6%	9.1%
Return on tangible common equity (ROTCE)(5)(6)	15.8%	15.9%	13.2%	15.4%	9.6%
Return on average total assets (ROA)(7)	1.9%	1.9%	1.7%	1.9%	1.2%
Marketing expense as a % of loan originations(1)	2.18%	1.99%	1.53%	2.08%	1.45%

Average balance - total loans and leases held for investment	$5,449,330	$5,108,678	$4,890,619	$5,120,936	$4,939,852
Net charge-offs - total loans and leases held for investment	$41,637	$40,599	$41,899	$124,729	$164,105
Net charge-off ratio - total loans and leases held for investment(8)	3.1%	3.2%	3.4%	3.2%	4.4%

Capital Metrics:
Common equity tier 1 capital ratio	15.7%	16.9%	18.0%
Tier 1 leverage ratio	12.0%	11.9%	12.3%
Book value per common share	$13.81	$13.58	$12.68
Tangible book value per common share(6)	$13.11	$12.89	$11.95
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

	As of the period ended
	September 30, 2026	June 30, 2026	September 30, 2025
Balance Sheet Data:
Securities available for sale	$3,921,057	$4,046,761	$3,742,304
Loans held for sale	$2,063,910	$1,773,052	$1,213,140
Loans and leases held for investment	$5,734,040	$5,078,318	$4,573,425
Total loans and leases	$7,797,950	$6,851,370	$5,786,565
Total assets	$13,286,814	$12,549,040	$11,072,515
Total deposits(1)	$11,481,409	$10,765,267	$9,388,233
Total liabilities	$11,693,741	$10,981,575	$9,610,302
Total equity	$1,593,073	$1,567,465	$1,462,213
(1)    As of September 30, 2026, Federal Deposit Insurance Corporation (FDIC)-insured deposits represent approximately 89% of total deposits.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Credit Quality Indicators

We evaluate the credit quality of our loan and leases held for investment based on delinquency status and payment activity. The following tables present loans and leases held for investment (at amortized cost and fair value) by delinquency status:

September 30, 2026	Current	30-59 Days	60-89 Days	90 or More Days	Total	Guaranteed Amount(1)
Unsecured consumer	$4,465,668	$22,577	$17,734	$15,884	$4,521,863	$—
Residential mortgages	141,043	313	2,707	—	144,063	—
Secured consumer	498,492	3,047	874	296	502,709	—
Total consumer loans held for investment	5,105,203	25,937	21,315	16,180	5,168,635	—

Equipment finance(2)	27,264	—	—	3,207	30,471	—
Commercial real estate(3)	507,133	441	1,181	5,531	514,286	49,354
Commercial and industrial	139,952	4,661	351	27,580	172,544	123,740
Total commercial loans and leases held for investment	674,349	5,102	1,532	36,318	717,301	173,094
Total loans and leases held for investment	$5,779,552	$31,039	$22,847	$52,498	$5,885,936	$173,094

December 31, 2025	Current	30-59 Days	60-89 Days	90 or More Days	Total	Guaranteed Amount(1)
Unsecured consumer(4)	$3,600,434	$24,075	$19,685	$18,929	$3,663,123	$—
Residential mortgages	150,099	—	888	86	151,073	—
Secured consumer	257,063	3,015	596	395	261,069	—
Total consumer loans held for investment	4,007,596	27,090	21,169	19,410	4,075,265	—

Equipment finance(2)	35,973	696	—	3,088	39,757	—
Commercial real estate(3)	461,307	—	—	11,182	472,489	39,507
Commercial and industrial	133,526	1,540	1,878	20,074	157,018	108,826
Total commercial loans and leases held for investment	630,806	2,236	1,878	34,344	669,264	148,333
Total loans and leases held for investment	$4,638,402	$29,326	$23,047	$53,754	$4,744,529	$148,333
(1)    Represents loan balances guaranteed by the Small Business Administration (SBA).
(2)    Comprised of sales-type leases for equipment.
(3)    Includes $332.2 million and $286.8 million in loans originated through the SBA as of September 30, 2026 and December 31, 2025, respectively.
(4)    Excludes basis adjustment for loans previously designated in fair value hedges under the portfolio layer method of $1.6 million as of December 31, 2025.

The above summary should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety. For additional discussion related to our operating segments, see “Segment Information.”

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Results of Operations
The following tables set forth the Income Statement data for each of the periods presented:

	Three Months Ended			Change (%)
	September 30, 2026	June 30, 2026	September 30, 2025(1)	Q3 2026 vs Q2 2026	Q3 2026 vs Q3 2025
Interest income:
Interest on loans	$216,027	$206,397	$179,158	5%	21%
Interest on securities available for sale	55,535	55,114	56,253	1%	(1)%
Other interest income	6,740	7,424	6,390	(9)%	5%
Total interest income	278,302	268,935	241,801	3%	15%

Interest expense:
Interest on deposits	95,226	89,916	83,221	6%	14%
Other interest expense	5	2	141	150%	(96)%
Total interest expense	95,231	89,918	83,362	6%	14%

Net interest income	183,071	179,017	158,439	2%	16%

Non-interest income:
Origination fees	173,220	164,006	105,731	6%	64%
Servicing fees	13,585	12,890	17,000	5%	(20)%
Gain on sales of loans	19,608	21,461	17,799	(9)%	10%
Net fair value adjustments	(131,409)	(121,145)	(38,375)	(8)%	(242)%
Other non-interest income	5,085	6,626	5,637	(23)%	(10)%
Total non-interest income	80,089	83,838	107,792	(4)%	(26)%

Total net revenue	263,160	262,855	266,231	—%	(1)%

Provision for credit losses	(15,930)	(10,917)	46,280	46%	N/M

Non-interest expense:
Compensation and benefits	64,529	68,221	60,830	(5)%	6%
Marketing	72,763	62,580	40,712	16%	79%
Equipment and software	17,500	15,846	13,465	10%	30%
Depreciation and amortization	17,062	18,152	16,879	(6)%	1%
Professional services	10,889	11,989	10,922	(9)%	—%
Occupancy	3,644	4,982	5,245	(27)%	(31)%
Other non-interest expense	15,928	16,345	14,660	(3)%	9%
Total non-interest expense	202,315	198,115	162,713	2%	24%

Income before income tax expense	76,775	75,657	57,238	1%	34%
Income tax expense	(17,499)	(17,509)	(12,964)	—%	35%
Net income	$59,276	$58,148	$44,274	2%	34%

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Nine Months Ended September 30,
	2026	2025(1)	Change (%)
Interest income:
Interest on loans	$622,321	$519,976	20%
Interest on securities available for sale	165,060	167,872	(2)%
Other interest income	21,063	23,109	(9)%
Total interest income	808,444	710,957	14%

Interest expense:
Interest on deposits	270,113	248,166	9%
Other interest expense	9	146	(94)%
Total interest expense	270,122	248,312	9%

Net interest income	538,322	462,645	16%

Non-interest income:
Origination fees	467,314	263,253	78%
Servicing fees	39,588	46,143	(14)%
Gain on sales of loans	57,338	43,541	32%
Net fair value adjustments	(341,479)	(95,495)	(258)%
Other non-interest income	17,183	12,290	40%
Total non-interest income	239,944	269,732	(11)%

Total net revenue	778,266	732,377	6%

Provision for credit losses	(26,457)	144,162	N/M

Non-interest expense:
Compensation and benefits	198,264	181,208	9%
Marketing	190,758	103,531	84%
Equipment and software	48,639	42,604	14%
Depreciation and amortization	51,033	46,248	10%
Professional services	34,645	30,986	12%
Occupancy	15,017	14,377	4%
Other non-interest expense	46,607	42,344	10%
Total non-interest expense	584,963	461,298	27%

Income before income tax expense	219,760	126,917	73%
Income tax expense	(50,733)	(32,794)	55%
Net income	$169,027	$94,123	80%
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.

The analysis below is presented for the following periods: Third quarter of 2026 compared to the second quarter of 2026 (sequential), third quarter of 2026 compared to the third quarter of 2025 (year over year) and first nine months of 2026 compared to the first nine months of 2025 (nine months over nine months).

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

	Three Months Ended September 30, 2026			Three Months Ended June 30, 2026			Three Months Ended September 30, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets(1)
Cash, cash equivalents, restricted cash and other	$737,780	$6,740	3.65%	$825,029	$7,424	3.60%	$603,777	$6,390	4.23%
Securities available for sale at fair value	3,921,959	55,535	5.66%	3,880,678	55,114	5.68%	3,564,732	56,253	6.31%
Loans held for sale at fair value	1,997,284	70,840	14.19%	1,850,763	64,039	13.84%	1,198,581	37,628	12.56%
Loans held for investment at fair value	2,483,948	65,642	10.57%	1,667,694	46,540	11.16%	552,848	15,319	11.08%
Loans and leases held for investment at amortized cost:
Unsecured consumer loans	2,012,504	65,449	13.01%	2,438,480	80,830	13.26%	3,268,142	110,151	13.48%
Commercial and secured consumer loans	952,878	14,096	5.92%	1,002,504	14,988	5.98%	1,069,629	16,060	6.01%
Loans and leases held for investment at amortized cost	2,965,382	79,545	10.73%	3,440,984	95,818	11.14%	4,337,771	126,211	11.64%
Total loans and leases held for investment	5,449,330	145,187	10.66%	5,108,678	142,358	11.15%	4,890,619	141,530	11.58%
Total interest-earning assets	12,106,353	278,302	9.20%	11,665,148	268,935	9.22%	10,257,709	241,801	9.43%

Cash and due from banks and restricted cash	29,847			25,687			29,655
Allowance for loan and lease losses	(176,759)			(218,977)			(260,744)
Other non-interest earning assets	677,799			695,671			638,821
Total assets	$12,637,240			$12,167,529			$10,665,441

Interest-bearing liabilities
Interest-bearing deposits:
Savings and money market accounts	$7,151,790	$65,027	3.61%	$6,897,169	$61,372	3.57%	$6,442,649	$61,782	3.80%
Certificates of deposit	2,894,338	29,042	3.98%	2,736,658	27,381	4.01%	1,851,320	19,990	4.28%
Checking accounts	384,163	1,157	1.19%	389,934	1,163	1.20%	406,494	1,449	1.41%
Interest-bearing deposits	10,430,291	95,226	3.62%	10,023,761	89,916	3.60%	8,700,463	83,221	3.79%
Other interest-bearing liabilities	435	5	3.87%	220	2	3.81%	12,174	141	4.61%
Total interest-bearing liabilities	10,430,726	95,231	3.62%	10,023,981	89,918	3.60%	8,712,637	83,362	3.80%

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Three Months Ended September 30, 2026			Three Months Ended June 30, 2026			Three Months Ended September 30, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Noninterest-bearing deposits	331,612			343,281			291,231
Other liabilities	291,797			256,029			237,035
Total liabilities	$11,054,135			$10,623,291			$9,240,903

Total equity	$1,583,105			$1,544,238			$1,424,538
Total liabilities and equity	$12,637,240			$12,167,529			$10,665,441

Interest rate spread			5.58%			5.62%			5.63%

Net interest income and net interest margin		$183,071	6.05%		$179,017	6.14%		$158,439	6.18%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.

	Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$(794)	$110	$(684)
Securities available for sale at fair value	584	(163)	421
Loans held for sale at fair value	5,167	1,634	6,801
Loans held for investment at fair value	21,688	(2,586)	19,102
Loans and leases held for investment at amortized cost	(12,859)	(3,414)	(16,273)
Total increase (decrease) in interest income on interest-earning assets	$13,786	$(4,419)	$9,367
Interest-bearing liabilities
Savings and money market accounts	$2,830	$825	$3,655
Certificates of deposit	1,845	(184)	1,661
Checking accounts	(5)	(1)	(6)
Interest-bearing deposits	4,670	640	5,310
Other interest-bearing liabilities	3	—	3
Total increase in interest expense on interest-bearing liabilities	$4,673	$640	$5,313

Increase (decrease) in net interest income	$9,113	$(5,059)	$4,054
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$1,298	$(948)	$350
Securities available for sale at fair value	5,350	(6,068)	(718)
Loans held for sale at fair value	27,798	5,414	33,212
Loans held for investment at fair value	51,065	(742)	50,323
Loans and leases held for investment at amortized cost	(37,430)	(9,236)	(46,666)
Total increase (decrease) in interest income on interest-earning assets	$48,081	$(11,580)	$36,501
Interest-bearing liabilities
Savings and money market accounts	$6,525	$(3,280)	$3,245
Certificates of deposit	10,534	(1,482)	9,052
Checking accounts	(76)	(216)	(292)
Interest-bearing deposits	16,983	(4,978)	12,005
Other interest-bearing liabilities	(117)	(19)	(136)
Total increase (decrease) in interest expense on interest-bearing liabilities	$16,866	$(4,997)	$11,869

Increase (decrease) in net interest income	$31,215	$(6,583)	$24,632
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets(1)
Cash, cash equivalents, restricted cash and other	$779,260	$21,063	3.60%	$725,035	$23,109	4.25%
Securities available for sale at fair value	3,847,289	165,060	5.72%	3,458,214	167,872	6.47%
Loans held for sale at fair value	1,919,674	199,410	13.85%	995,543	91,931	12.31%
Loans held for investment at fair value	1,659,183	137,649	11.06%	731,526	60,490	11.03%
Loans and leases held for investment at amortized cost:
Unsecured consumer loans	2,458,479	241,042	13.07%	3,181,224	322,703	13.53%
Commercial and secured consumer loans	1,003,274	44,220	5.88%	1,027,102	44,852	5.82%
Loans and leases held for investment at amortized cost	3,461,753	285,262	10.99%	4,208,326	367,555	11.65%
Total loans and leases held for investment	5,120,936	422,911	11.01%	4,939,852	428,045	11.55%
Total interest-earning assets	11,667,159	808,444	9.24%	10,118,644	710,957	9.37%

Cash and due from banks and restricted cash	27,305			32,817
Allowance for loan and lease losses	(219,087)			(249,204)
Other non-interest earning assets	680,687			622,152
Total assets	$12,156,064			$10,524,409

Interest-bearing liabilities
Interest-bearing deposits:
Savings and money market accounts	$6,916,254	$185,112	3.58%	$6,172,137	$176,597	3.81%
Certificates of deposit	2,707,826	81,597	4.03%	2,006,612	67,325	4.47%
Checking accounts	389,317	3,404	1.17%	420,964	4,244	1.34%
Interest-bearing deposits	10,013,397	270,113	3.61%	8,599,713	248,166	3.84%
Other interest-bearing liabilities	293	9	3.83%	4,234	146	4.57%
Total interest-bearing liabilities	10,013,690	270,122	3.61%	8,603,947	248,312	3.84%

Noninterest-bearing deposits	336,334			298,348
Other liabilities	260,746			236,900
Total liabilities	$10,610,770			$9,139,195

Total equity	$1,545,294			$1,385,214
Total liabilities and equity	$12,156,064			$10,524,409

Interest rate spread			5.63%			5.53%

Net interest income and net interest margin		$538,322	6.15%		$462,645	6.10%
(1)    Nonaccrual loans and any related income are included in their respective loan categories.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
	Increase (Decrease) Due to Change in:
	Average Volume(1)	Average Yield/Rate(1)	Total
Interest-earning assets
Cash, cash equivalents, restricted cash and other	$1,660	$(3,706)	$(2,046)
Securities available for sale at fair value	17,796	(20,608)	(2,812)
Loans held for sale at fair value	94,607	12,872	107,479
Loans held for investment at fair value	77,018	141	77,159
Loans and leases held for investment at amortized cost	(62,438)	(19,855)	(82,293)
Total increase (decrease) in interest income on interest-earning assets	$128,643	$(31,156)	$97,487
Interest-bearing liabilities
Savings and money market accounts	$20,410	$(11,895)	$8,515
Certificates of deposit	21,721	(7,449)	14,272
Checking accounts	(303)	(537)	(840)
Interest-bearing deposits	41,828	(19,881)	21,947
Other interest-bearing liabilities	(117)	(20)	(137)
Total increase (decrease) in interest expense on interest-bearing liabilities	$41,711	$(19,901)	$21,810

Increase (decrease) in net interest income	$86,932	$(11,255)	$75,677
(1)    Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Non-Interest Income

Non-interest income consists of the following:

	Three Months Ended			Change (%)
	September 30, 2026	June 30, 2026	September 30, 2025	Q3 2026 vs Q2 2026	Q3 2026 vs Q3 2025
Origination fees	$173,220	$164,006	$105,731	6%	64%
Servicing fees	13,585	12,890	17,000	5%	(20)%
Gain on sales of loans	19,608	21,461	17,799	(9)%	10%
Net fair value adjustments	(131,409)	(121,145)	(38,375)	(8)%	(242)%
Other non-interest income	5,085	6,626	5,637	(23)%	(10)%
Total non-interest income	$80,089	$83,838	$107,792	(4)%	(26)%

	Nine Months Ended September 30,
	2026	2025	Change (%)
Origination fees	$467,314	$263,253	78%
Servicing fees	39,588	46,143	(14)%
Gain on sales of loans	57,338	43,541	32%
Net fair value adjustments	(341,479)	(95,495)	(258)%
Other non-interest income	17,183	12,290	40%
Total non-interest income	$239,944	$269,732	(11)%

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

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following tables present loan origination volume during each of the periods set forth below, as well as the volume of loans originated under the fair value option, which is a key driver of origination fee revenue:

	Three Months Ended			Change (%)
	September 30, 2026	June 30, 2026	September 30, 2025	Q3 2026 vs Q2 2026	Q3 2026 vs Q3 2025
Current period originations sold or held for sale	$2,144,603	$2,038,544	$2,027,406	5%	6%
Current period originations held for investment	1,191,887	1,106,631	629,053	8%	89%
Total loan originations(1)	$3,336,490	$3,145,175	$2,656,459	6%	26%

Fair value option loan originations	$3,336,490	$3,145,175	$2,027,406	6%	65%

	Nine Months Ended September 30,
	2026	2025	Change (%)
Current period originations sold or held for sale	$5,900,422	$5,043,778	17%
Current period originations held for investment	3,250,416	2,077,208	56%
Total loan originations(1)	$9,150,838	$7,120,986	29%

Fair value option loan originations	$9,150,838	$5,043,778	81%
(1)    Beginning in the first quarter of 2026, includes all loans originated during the respective periods (unsecured consumer loans, auto loans and small business loans). Previously this included unsecured consumer loans and auto loans only. In the third and second quarters of 2026, this update included small business loan originations of $54 million and $38 million, respectively. In the first nine months of 2026, this update included small business loan originations of $108 million. Prior periods have been reclassified to conform to the current period presentation.

Sequential: Origination fees were $173.2 million and $164.0 million for the third and second quarters of 2026, respectively, an increase of 6%.

Year Over Year: Origination fees were $173.2 million and $105.7 million for the third quarter of 2026 and 2025, respectively, an increase of 64%.

Nine Months Over Nine Months: Origination fees were $467.3 million and $263.3 million for the first nine months of 2026 and 2025, respectively, an increase of 78%.

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

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The tables below illustrate the average balance of loans sold and subsequently serviced on behalf of the investors on our marketplace platform (in millions):

	Three Months Ended			Change (%)
	September 30, 2026	June 30, 2026	September 30, 2025	Q3 2026 vs Q2 2026	Q3 2026 vs Q3 2025
Average AUM – Loans sold	$8,182	$7,991	$7,399	2%	11%

	Nine Months Ended September 30,
	2026	2025	Change (%)
Average AUM – Loans sold	$7,929	$7,284	9%

In addition to the loans serviced on our marketplace platform, we serviced $33.7 million, $37.2 million and $53.0 million in outstanding principal balance of commercial loans sold as of September 30, 2026, June 30, 2026 and September 30, 2025, respectively.

Sequential: Servicing fees were $13.6 million and $12.9 million for the third and second quarters of 2026, respectively, an increase of 5%. The increase was primarily driven by a lower market servicing rate, which resulted in an increase in the fair value of the servicing asset. The increase was partially offset by a reversal of the servicing asset related to the purchase of a portfolio of loans in the third quarter of 2026 that we previously originated and sold as well as higher fair value amortization of the servicing asset due to higher prepayments.

Year Over Year: Servicing fees were $13.6 million and $17.0 million for the third quarter of 2026 and 2025, respectively, a decrease of 20%. The decrease was primarily driven by a reversal of the servicing asset related to the purchase of a portfolio of loans in the third quarter of 2026 that we previously originated and sold as well as higher fair value amortization of the servicing asset due to higher prepayments. The decrease was partially offset by a lower market servicing rate, which resulted in an increase in the fair value of the servicing asset, and a higher average principal balance of loans serviced.

Nine Months Over Nine Months: Servicing fees were $39.6 million and $46.1 million for the first nine months of 2026 and 2025, respectively, a decrease of 14%. The decrease was primarily driven by a reversal of the servicing asset related to the purchase of a portfolio of loans in the third quarter of 2026 that we previously originated and sold, higher fair value amortization of the servicing asset due to higher prepayments and a reduction in collection fees on delinquent loans. The decrease was partially offset by a lower market servicing rate, which resulted in an increase in the fair value of the servicing asset, and a higher average principal balance of loans serviced.

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

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following tables present the unpaid principal balance of the volume of loans sold, which is a key driver of our gain on sales revenue, during each of the periods set forth below:

	Three Months Ended			Change (%)
	September 30, 2026	June 30, 2026	September 30, 2025	Q3 2026 vs Q2 2026	Q3 2026 vs Q3 2025
Loans sold	$1,580,413	$1,859,157	$1,661,119	(15)%	(5)%

	Nine Months Ended September 30,
	2026	2025	Change (%)
Loans sold	$4,846,757	$4,021,832	21%

Sequential: Gain on sales of loans was $19.6 million and $21.5 million for the third and second quarters of 2026, respectively, a decrease of 9%. The decrease was primarily driven by the decrease in the volume of loans sold, partially offset by a higher servicing asset value due to a lower market servicing rate.

Year Over Year: Gain on sales of loans was $19.6 million and $17.8 million for the third quarter of 2026 and 2025, respectively, an increase of 10%. The increase was primarily driven by a higher servicing asset value due to a lower market servicing rate, partially offset by the decrease in the volume of loans sold.

Nine Months Over Nine Months: Gain on sales of loans was $57.3 million and $43.5 million for the first nine months of 2026 and 2025, respectively, an increase of 32%. The increase was primarily driven by an increase in the volume of loans sold and a higher servicing asset value due to a lower market servicing rate.

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

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following tables present the volume of loans originated under the fair value option, which is a key driver of the initial recognition of fair value adjustments:

	Three Months Ended			Change (%)
	September 30, 2026	June 30, 2026	September 30, 2025	Q3 2026 vs Q2 2026	Q3 2026 vs Q3 2025
Fair value option loan originations	$3,336,490	$3,145,175	$2,027,406	6%	65%

	Nine Months Ended September 30,
	2026	2025	Change (%)
Fair value option loan originations	$9,150,838	$5,043,778	81%

Sequential: Net fair value adjustments were $(131.4) million and $(121.1) million for the third and second quarters of 2026, respectively, an increased negative fair value adjustment of $10.3 million.

Year Over Year: Net fair value adjustments were $(131.4) million and $(38.4) million for the third quarter of 2026 and 2025, respectively, an increased negative fair value adjustment of $93.0 million.

Nine Months Over Nine Months: Net fair value adjustments were $(341.5) million and $(95.5) million for the first nine months of 2026 and 2025, respectively, an increased negative fair value adjustment of $246.0 million.

The increases in negative net fair value adjustments were primarily driven by a higher volume of loans originated under the fair value option, resulting in larger initial negative fair value marks, as well as recurring negative fair value adjustments on a higher balance of loans measured at fair value. These increases were partially offset by $12 million of fair value gains from one-time items in the third quarter of 2026, primarily related to the purchase of a portfolio of loans that we previously originated and sold. In addition, increases in fair value losses resulting from higher benchmark rates were primarily offset by fair value gains on our hedging derivatives.

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

	Three Months Ended			Change (%)
	September 30, 2026	June 30, 2026	September 30, 2025	Q3 2026 vs Q2 2026	Q3 2026 vs Q3 2025
Rental income	$1,577	$1,415	$3,263	11%	(52)%
Referral revenue	2,504	3,372	958	(26)%	161%
Other	1,004	1,839	1,416	(45)%	(29)%
Other non-interest income	$5,085	$6,626	$5,637	(23)%	(10)%

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Nine Months Ended September 30,
	2026	2025	Change (%)
Rental income	$4,984	$5,117	(3)%
Referral revenue	7,846	2,553	207%
Other	4,353	4,620	(6)%
Other non-interest income	$17,183	$12,290	40%

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

The table below illustrates the composition of the provision for credit losses for each period presented, as well as the loan originations HFI at amortized cost during each period, which was a key driver for credit loss expense:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Credit loss (benefit) expense for loans and leases held for investment at amortized cost	$(14,327)	$(10,885)	$45,907	$(24,366)	$142,885
Credit loss (benefit) expense for securities available for sale	(1,481)	165	86	(1,593)	588
Credit loss (benefit) expense for unfunded lending commitments	(122)	(197)	287	(498)	689
Total provision for credit losses	$(15,930)	$(10,917)	$46,280	$(26,457)	$144,162

Loan originations held for investment at amortized cost(1)	$—	$—	$629,053	$—	$2,077,208

Balance of loans and leases held for investment at amortized cost, net	$2,595,032	$2,993,252	$4,095,641	$2,595,032	$4,095,641
(1)    Prior period amounts were reclassified to include small business loan origination volume. See “Non-interest Income” for additional information.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Sequential: The provision benefit was $15.9 million for the third quarter of 2026 compared to a provision benefit of $10.9 million for the second quarter of 2026. The change in provision was primarily due to strong credit performance, including lower observed net charge-offs and an improved credit outlook on our loan portfolio.

Year Over Year: The provision benefit was $15.9 million for the third quarter of 2026 compared to a provision expense of $46.3 million for the third quarter of 2025. The change in provision was primarily due to our election of the fair value option in 2026, under which newly originated HFI loans no longer required an initial allowance for credit losses (ACL). The third quarter of 2026 also reflected strong credit performance, including lower observed net charge-offs and an improved credit outlook on our loan portfolio.

Nine Months Over Nine Months: The provision benefit was $26.5 million for the first nine months of 2026 compared to a provision expense of $144.2 million for the first nine months of 2025. The change in provision was primarily due to our election of the fair value option in 2026, under which newly originated HFI loans no longer required an initial ACL. The first nine months of 2026 also reflected strong credit performance, including lower observed net charge-offs and an improved credit outlook on our loan portfolio.

Allowance for Credit Losses

The activity in the ACL was as follows:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Allowance for loan and lease losses:
Beginning of period	$192,893	$237,697	$252,989	$275,743	$236,734
Credit loss (benefit) expense for loans and leases held for investment at amortized cost	(14,327)	(10,885)	45,907	(24,366)	142,885
Charge-offs	(39,000)	(46,427)	(47,886)	(138,197)	(164,316)
Recoveries	12,330	12,508	16,764	38,716	52,471
End of period	$151,896	$192,893	$267,774	$151,896	$267,774

Allowance for securities available for sale:
Beginning of period	$3,981	$3,816	$4,029	$4,093	$3,527
Credit loss (benefit) expense for securities available for sale	(1,481)	165	86	(1,593)	588
End of period	$2,500	$3,981	$4,115	$2,500	$4,115

Reserve for unfunded lending commitments:
Beginning of period	$633	$830	$1,585	$1,009	$1,183
Credit loss (benefit) expense for unfunded lending commitments	(122)	(197)	287	(498)	689
End of period(1)	$511	$633	$1,872	$511	$1,872
(1)    Relates to $29.9 million, $35.2 million and $114.4 million of unfunded commitments as of September 30, 2026, June 30, 2026 and September 30, 2025, respectively.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents the components of the ALLL:

	September 30, 2026	June 30, 2026	September 30, 2025
Gross allowance for loan and lease losses(1)	$184,070	$227,500	$308,218
Recovery asset value(2)	(32,174)	(34,607)	(40,444)
Allowance for loan and lease losses	$151,896	$192,893	$267,774
(1)    Represents the allowance for future estimated net charge-offs on existing portfolio balances.
(2)    Represents a negative allowance for expected recoveries of amounts previously charged-off.

	September 30, 2026	June 30, 2026	September 30, 2025
Total loans and leases held for investment at amortized cost	$2,746,928	$3,186,145	$4,363,415

Allowance for loan and lease losses	$151,896	$192,893	$267,774
Allowance ratio(1)	5.5%	6.1%	6.1%

Gross allowance for loan and lease losses	$184,070	$227,500	$308,218
Gross allowance ratio(1)	6.7%	7.1%	7.1%
(1)    Calculated as ALLL or gross ALLL, where applicable, to total loans and leases held for investment at amortized cost.

Net Charge-Offs

The following table presents information regarding average loan and lease balances at amortized cost, the associated net charge-offs and the annualized ratio of net charge-offs to average outstanding loans and leases HFI at amortized cost during the period. Net charge-offs are impacted by the expected timing of the charge-offs, anticipated recoveries and the age of the overall portfolio.

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Average loans and leases held for investment at amortized cost	$2,965,382	$3,440,984	$4,337,771	$3,461,753	$4,208,326
Net charge-offs	$26,670	$33,919	$31,122	$99,481	$111,845
Net charge-off ratio	3.6%	3.9%	2.9%	3.8%	3.5%

Nonaccrual

Loans and leases are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection does not warrant further accrual. Unsecured consumer loans are generally charged-off when a borrower is contractually 120 days past due.

The following table presents nonaccrual loans and leases HFI at amortized cost:

	September 30, 2026	June 30, 2026	September 30, 2025
Nonaccrual loans and leases held for investment at amortized cost	$57,838	$55,319	$55,349
% of total loans and leases held for investment at amortized cost	2.1%	1.7%	1.3%

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

	Three Months Ended			Change (%)
	September 30, 2026	June 30, 2026	September 30, 2025	Q3 2026 vs Q2 2026	Q3 2026 vs Q3 2025
Non-interest expense:
Compensation and benefits	$64,529	$68,221	$60,830	(5)%	6%
Marketing	72,763	62,580	40,712	16%	79%
Equipment and software	17,500	15,846	13,465	10%	30%
Depreciation and amortization	17,062	18,152	16,879	(6)%	1%
Professional services	10,889	11,989	10,922	(9)%	—%
Occupancy	3,644	4,982	5,245	(27)%	(31)%
Other non-interest expense	15,928	16,345	14,660	(3)%	9%
Total non-interest expense	$202,315	$198,115	$162,713	2%	24%

	Nine Months Ended September 30,
	2026	2025	Change (%)
Non-interest expense:
Compensation and benefits	$198,264	$181,208	9%
Marketing	190,758	103,531	84%
Equipment and software	48,639	42,604	14%
Depreciation and amortization	51,033	46,248	10%
Professional services	34,645	30,986	12%
Occupancy	15,017	14,377	4%
Other non-interest expense	46,607	42,344	10%
Total non-interest expense	$584,963	$461,298	27%

Compensation and Benefits

Sequential: Compensation and benefits expense decreased $3.7 million, or 5%, for the third quarter of 2026 compared to the second quarter of 2026. The decrease was primarily due to a decrease in variable compensation expense.

Year Over Year: Compensation and benefits expense increased $3.7 million, or 6%, for the third quarter of 2026 compared to the same period in 2025. The increase was primarily due to an increase in compensation expense.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Nine Months Over Nine Months: Compensation and benefits expense increased $17.1 million, or 9%, for the first nine months of 2026 compared to the same period in 2025. The increase was primarily due to an increase in compensation expense.

Marketing

As a result of our fair value option election, marketing expenses associated with newly originated HFI loans are now recognized in current period earnings at the time of origination, rather than being deferred and recognized over time under amortized cost accounting. Accordingly, marketing expense for the first nine months of 2026 includes costs associated with the origination of both HFI and HFS loans, whereas prior periods reflect only marketing expenses related to the origination of HFS loans.

Sequential: Marketing expense increased $10.2 million, or 16%, for the third quarter of 2026 compared to the second quarter of 2026.

Year Over Year: Marketing expense increased $32.1 million, or 79%, for the third quarter of 2026 compared to the same period in 2025.

Nine Months Over Nine Months: Marketing expense increased $87.2 million, or 84%, for the first nine months of 2026 compared to the same period in 2025.

The increases in marketing expense were primarily due to an increase in variable marketing expenses based on higher origination volume. In addition, marketing expense for 2026 includes the immediate recognition of marketing costs for newly originated HFI loans under the fair value option.

Equipment and Software

Sequential: Equipment and software expense increased $1.7 million, or 10%, for the third quarter of 2026 compared to the second quarter of 2026.

Year Over Year: Equipment and software expense increased $4.0 million, or 30%, for the third quarter of 2026 compared to the same period in 2025.

Nine Months Over Nine Months: Equipment and software expense increased $6.0 million, or 14%, for the first nine months of 2026 compared to the same period in 2025.

The increases in equipment and software expense were primarily due to an increase in software license expense and cloud services.

Depreciation and Amortization

Sequential: Depreciation and amortization expense decreased $1.1 million, or 6%, for the third quarter of 2026 compared to the second quarter of 2026. The decrease was primarily due to impairment of internally-developed software recognized in the second quarter of 2026, partially offset by an increase in the amortization of internally-developed software placed into service.

Year Over Year: Depreciation and amortization expense increased $0.2 million, or 1%, for the third quarter of 2026 compared to the same period in 2025.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Nine Months Over Nine Months: Depreciation and amortization expense increased $4.8 million, or 10%, for the first nine months of 2026 compared to the same period in 2025. The increase was primarily due to an increase in the amortization of internally-developed software placed into service and due to impairment of internally-developed software recognized in the second quarter of 2026.

Professional Services

Sequential: Professional services decreased $1.1 million, or 9%, for the third quarter of 2026 compared to the second quarter of 2026.

Year Over Year: Professional services remained relatively flat for the third quarter of 2026 compared to the same period in 2025.

Nine Months Over Nine Months: Professional services increased $3.7 million, or 12%, for the first nine months of 2026 compared to the same period in 2025.

The changes in professional services expense were primarily due to changes in business consulting services.

Occupancy

Sequential: Occupancy expense decreased $1.3 million, or 27%, for the third quarter of 2026 compared to the second quarter of 2026. The decrease was primarily due to the expiration of our former headquarters’ lease in April 2026 and the costs incurred in the second quarter of 2026 in connection with the relocation of our headquarters to the office building purchased in the second quarter of 2025.

Year Over Year: Occupancy expense decreased $1.6 million, or 31%, for the third quarter of 2026 compared to the same period in 2025. The decrease was primarily due to the expiration of our former headquarters’ lease in April 2026.

Nine Months Over Nine Months: Occupancy expense increased $0.6 million, or 4%, for the first nine months of 2026 compared to the same period in 2025. The increase was primarily due to costs incurred in connection with the relocation of our headquarters to the office building purchased in the second quarter of 2025, partially offset by the expiration of our former headquarters’ lease in April 2026.

Other non-interest expense

Sequential: Other non-interest expense decreased $0.4 million, or 3%, for the third quarter of 2026 compared to the second quarter of 2026.

Year Over Year: Other non-interest expense increased $1.3 million, or 9%, for the third quarter of 2026 compared to the same period in 2025.

Nine Months Over Nine Months: Other non-interest expense increased $4.3 million, or 10%, for the first nine months of 2026 compared to the same period in 2025.

The changes in other non-interest expense were primarily due to changes in miscellaneous operating expenses.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Income Taxes

For the third quarter and first nine months of 2026, we recorded an income tax expense of $17.5 million and $50.7 million, respectively, representing an effective tax rate of 22.8% and 23.1%, respectively. For the third quarter and first nine months of 2025, we recorded an income tax expense of $13.0 million and $32.8 million, respectively, representing an effective tax rate of 22.6% and 25.8%, respectively. The effective tax rate differs from the federal statutory rate primarily due to state taxes, the favorable impact of recurring items such as tax credits, the unfavorable impact of the non-deductible portions of executive compensation, and the net discrete impact of stock-based compensation. The decrease in the effective tax rate for the first nine months of 2026 compared to the first nine months of 2025 was primarily driven by the discrete tax expense recognized in the second quarter of 2025 related to the revaluation of our deferred tax assets following the enactment of California Senate Bill 132 on June 27, 2025, and the reduction in the overall effective state tax rate resulting from the law’s requirement that banks and financial companies use a single-sales-factor apportionment formula, effective for tax years beginning in 2025.

As of September 30, 2026, we maintained a valuation allowance of $48.0 million related to certain state net operating loss carryforwards (NOLs) and state tax credit carryforwards. The realization and timing of any remaining state NOLs and state tax credit carryforwards is uncertain and may expire before being utilized, based primarily on limitations related to the allocation of taxable income to the Parent and not related to our earnings. Changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions are recorded as current period income tax expense or benefit.

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

Financial information for the segments is presented in the following tables:

	Happen Bank		Happen, Inc. (Parent only)		Total Reportable Segments
Three Months Ended September 30,	2026	2025	2026	2025	2026	2025
Interest income:
Interest income	$278,062	$241,616	$240	$185	$278,302	$241,801
Interest expense	(95,231)	(83,362)	—	—	(95,231)	(83,362)
Net interest income	182,831	158,254	240	185	183,071	158,439

Non-interest income:
Origination fees(1)	173,226	105,762	(6)	(31)	173,220	105,731
Servicing fees(1)	7,837	5,350	4,313	6,764	12,150	12,114
Gain on sales of loans(1)	19,608	17,799	—	—	19,608	17,799
Net fair value adjustments(1)	(131,664)	(39,071)	255	696	(131,409)	(38,375)
Other non-interest income	9,540	13,601	488	1,762	10,028	15,363
Total non-interest income	78,547	103,441	5,050	9,191	83,597	112,632

Total net revenue	261,378	261,695	5,290	9,376	266,668	271,071

Provision for credit losses	15,930	(46,280)	—	—	15,930	(46,280)

Non-interest expense:
Compensation and benefits	(63,190)	(59,194)	(1,339)	(1,636)	(64,529)	(60,830)
Marketing	(72,763)	(40,712)	—	—	(72,763)	(40,712)
Equipment and software	(17,381)	(13,460)	(119)	(5)	(17,500)	(13,465)
Depreciation and amortization	(16,740)	(15,828)	(322)	(1,051)	(17,062)	(16,879)
Professional services	(10,821)	(10,797)	(68)	(125)	(10,889)	(10,922)
Occupancy	(3,044)	(3,304)	(600)	(1,941)	(3,644)	(5,245)
Other non-interest expense	(16,240)	(16,071)	(3,196)	(3,429)	(19,436)	(19,500)
Total non-interest expense	(200,179)	(159,366)	(5,644)	(8,187)	(205,823)	(167,553)
Income tax expense	(17,400)	(12,667)	(99)	(297)	(17,499)	(12,964)
Net income (loss)(2)	$59,729	$43,382	$(453)	$892	$59,276	$44,274
Capital expenditures	$18,203	$21,003	$—	$—	$18,203	$21,003
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Total net income from reportable segments reflects net income on a consolidated basis.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)

	Happen Bank		Happen, Inc. (Parent only)		Total Reportable Segments
Nine Months Ended September 30,	2026	2025	2026	2025	2026	2025
Interest income:
Interest income	$807,716	$710,329	$728	$628	$808,444	$710,957
Interest expense	(270,122)	(248,312)	—	—	(270,122)	(248,312)
Net interest income	537,594	462,017	728	628	538,322	462,645

Non-interest income:
Origination fees(1)	466,870	263,269	444	(16)	467,314	263,253
Servicing fees(1)	18,817	8,060	14,451	19,328	33,268	27,388
Gain on sales of loans(1)	57,338	43,541	—	—	57,338	43,541
Net fair value adjustments(1)	(342,924)	(99,396)	1,445	3,901	(341,479)	(95,495)
Other non-interest income	31,987	40,637	4,293	5,542	36,280	46,179
Total non-interest income	232,088	256,111	20,633	28,755	252,721	284,866

Total net revenue	769,682	718,128	21,361	29,383	791,043	747,511

Provision for credit losses	26,457	(144,162)	—	—	26,457	(144,162)

Non-interest expense:
Compensation and benefits	(194,013)	(176,264)	(4,251)	(4,944)	(198,264)	(181,208)
Marketing	(190,758)	(103,531)	—	—	(190,758)	(103,531)
Equipment and software	(48,488)	(42,553)	(151)	(51)	(48,639)	(42,604)
Depreciation and amortization	(49,474)	(42,622)	(1,559)	(3,626)	(51,033)	(46,248)
Professional services	(34,267)	(30,453)	(378)	(533)	(34,645)	(30,986)
Occupancy	(10,654)	(8,550)	(4,363)	(5,827)	(15,017)	(14,377)
Other non-interest expense	(50,464)	(46,075)	(8,920)	(11,403)	(59,384)	(57,478)
Total non-interest expense	(578,118)	(450,048)	(19,622)	(26,384)	(597,740)	(476,432)
Income tax expense	(49,469)	(31,073)	(1,264)	(1,721)	(50,733)	(32,794)
Net income(2)	$168,552	$92,845	$475	$1,278	$169,027	$94,123
Capital expenditures	$71,954	$124,763	$—	$—	$71,954	$124,763
(1)    Prior period amounts have been reclassified to conform to the current period presentation. See “Notes to Condensed Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies” for additional information.
(2)    Total net income from reportable segments reflects net income on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total net revenue – reportable segments	$266,668	$271,071	$791,043	$747,511
Intercompany eliminations	(3,508)	(4,840)	(12,777)	(15,134)
Total net revenue – consolidated	$263,160	$266,231	$778,266	$732,377

The material drivers and trends affecting our reportable segments’ results of operations presented above are consistent with those discussed on a consolidated basis in "Results of Operations."

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

The following table provides a reconciliation of TBV Per Common Share to the nearest GAAP measure:

As of	September 30, 2026	June 30, 2026	September 30, 2025
GAAP common equity	$1,593,073	$1,567,465	$1,462,213
Less: Goodwill	(75,717)	(75,717)	(75,717)
Less: Customer relationship intangible assets	(3,963)	(4,492)	(8,206)
Tangible common equity	$1,513,393	$1,487,256	$1,378,290

Book value per common share
GAAP common equity	$1,593,073	$1,567,465	$1,462,213
Common shares issued and outstanding	115,395,673	115,407,464	115,301,440
Book value per common share	$13.81	$13.58	$12.68

Tangible book value per common share
Tangible common equity	$1,513,393	$1,487,256	$1,378,290
Common shares issued and outstanding	115,395,673	115,407,464	115,301,440
Tangible book value per common share	$13.11	$12.89	$11.95

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table provides a reconciliation of ROTCE to the nearest GAAP measure:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Average GAAP common equity	$1,583,105	$1,544,238	$1,424,538	$1,545,294	$1,385,214
Less: Average goodwill	(75,717)	(75,717)	(75,717)	(75,717)	(75,717)
Less: Average customer relationship intangible assets	(4,228)	(4,766)	(6,722)	(4,795)	(7,452)
Average tangible common equity	$1,503,160	$1,463,755	$1,342,099	$1,464,782	$1,302,045

Return on average equity
Annualized GAAP net income	$237,104	$232,592	$177,096	$225,369	$125,497
Average GAAP common equity	1,583,105	1,544,238	1,424,538	1,545,294	1,385,214
Return on average equity	15.0%	15.1%	12.4%	14.6%	9.1%

Return on tangible common equity
Annualized GAAP net income	$237,104	$232,592	$177,096	$225,369	$125,497
Average tangible common equity	1,503,160	1,463,755	1,342,099	1,464,782	1,302,045
Return on tangible common equity	15.8%	15.9%	13.2%	15.4%	9.6%

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

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents the actual capital amounts and ratios of the Company and Happen Bank as well as the regulatory capital minimum and “well capitalized” requirements (dollars in millions):

	September 30, 2026		December 31, 2025		Required Minimum(1)	Well Capitalized Minimum
	Amount	Ratio	Amount	Ratio
Happen, Inc.:
CET1 capital(2)	$1,498.1	15.7%	$1,342.6	17.4%	7.0%	N/A
Tier 1 capital	$1,498.1	15.7%	$1,342.6	17.4%	8.5%	6.0%
Total capital	$1,617.4	17.0%	$1,441.0	18.7%	10.5%	10.0%
Tier 1 leverage	$1,498.1	12.0%	$1,342.6	12.0%	4.0%	N/A
Risk-weighted assets	$9,513.9	N/A	$7,696.1	N/A	N/A	N/A
Quarterly adjusted average assets	$12,527.1	N/A	$11,174.0	N/A	N/A	N/A

Happen Bank:
CET1 capital(2)	$1,390.6	14.7%	$1,183.9	15.5%	7.0%	6.5%
Tier 1 capital	$1,390.6	14.7%	$1,183.9	15.5%	8.5%	8.0%
Total capital	$1,509.2	16.0%	$1,281.8	16.8%	10.5%	10.0%
Tier 1 leverage	$1,390.6	11.1%	$1,183.9	10.7%	4.0%	5.0%
Risk-weighted assets	$9,449.4	N/A	$7,652.0	N/A	N/A	N/A
Quarterly adjusted average assets	$12,475.1	N/A	$11,090.4	N/A	N/A	N/A
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

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Happen Bank Liquidity

The following table summarizes Happen Bank’s primary sources of short-term liquidity as of the periods presented:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$769,343	$901,246
Securities available for sale(1)	$388,254	$384,846
Deposits	$11,565,727	$9,948,426

Available borrowing capacity:
FRB Discount Window(2)	$3,507,526	$3,294,827
FHLB of Des Moines(3)	674,957	679,361
Total available borrowing capacity	$4,182,483	$3,974,188
(1)    Excludes illiquid securities available for sale.
(2)    As of September 30, 2026 and December 31, 2025, the Company had $4.6 billion and $4.2 billion in loans pledged under the FRB Discount Window, respectively.
(3)    As of September 30, 2026, the Company had $469.2 million in loans and $379.9 million in securities pledged to the Federal Home Loan Bank (FHLB) of Des Moines. As of December 31, 2025, the Company had $486.2 million in loans and $375.7 million in securities pledged to the FHLB of Des Moines.

The primary uses of Happen Bank liquidity include (i) the funding/acquisition of loans and securities purchases, (ii) withdrawals, maturities and the payment of interest on deposits, (iii) compensation and benefits expense, (iv) taxes, (v) capital expenditures and (vi) costs associated with the continued development and support of our digital marketplace bank.

Deposits

Deposits represent an important source of funding for Happen Bank. We offer deposit accounts to our members, which include both interest-bearing and noninterest-bearing deposits. As of September 30, 2026 and December 31, 2025, the amount of uninsured deposits totaled $1.3 billion and $1.2 billion, respectively, or 11% and 12% of total deposits, respectively. Uninsured time deposits as of September 30, 2026, by remaining time to maturity, were as follows:

3 months or less	$40,503
Over 3 months through 6 months	34,931
Over 6 months through 12 months	80,273
Over 12 months	12,916
Total uninsured time deposits(1)	$168,623
(1)    Consist of certificates of deposit accounts that are in excess of the FDIC insurance limit of $250 thousand per account holder.

Capital Expenditures

Net capital expenditures were $72.0 million, or 9.3% of total net revenue, and $124.8 million, or 17.4% of total net revenue, for the first nine months of 2026 and 2025, respectively. Capital expenditures in 2026 are expected to be approximately $90 million, primarily driven by costs associated with the continued development and support of our digital marketplace bank as well as improvements to the office building we purchased.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
Happen, Inc. Liquidity

The primary source of liquidity at the holding company is $92.7 million and $127.1 million in cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively. The decrease in cash and cash equivalents was primarily driven by share repurchases. Additionally, the holding company has the ability to access the capital markets through additional registrations and public equity offerings.

Uses of cash at the holding company include the routine cash flow requirements as a bank holding company, such as interest and expenses, share repurchases, the needs of Happen Bank for additional equity and, as required, its need for debt financing and support for extraordinary funding requirements when necessary.

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

Interest Rate Sensitivity

Happen Bank

Our earnings are affected by changes in the level of interest rates, the impact of interest rate fluctuations on asset prepayments, and the level and composition of deposits and liabilities, among other factors.

Loans and securities retained on our balance sheet are funded primarily through our deposit base. The majority of loans and securities are fixed-rate instruments over the term of the assets. As a result, our primary exposure to interest rate risk arises from the impact of fluctuations in loan, security, and deposit rates. We use a sensitivity analysis to assess the impact of hypothetical changes in interest rates on our earnings. The outcome of the analysis is influenced by a variety of assumptions, including the maturity profile and prepayment level of our loans and securities and expected consumer responses to changes in interest rates paid on non-maturity deposit products. Our assumptions are periodically calibrated to observed data and/or expected outcomes. We actively monitor the level of exposure to movements in interest rates and use economic hedging instruments to manage such risk. Interest rate settlements associated with economic hedging instruments are recognized within “Net fair value adjustments” on the Income Statement. See “Notes to Condensed Consolidated Financial Statements – Note 7. Derivative Instruments and Hedging Activities” for additional information.

HAPPEN, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Thousands, Except Share and Per Share Amounts, Ratios, or as Noted)
The following table presents the change in modeled earnings which includes net interest income and interest rate settlements on economic hedges for the next twelve months due to a hypothetical instantaneous parallel change in interest rates relative to current rates:

	September 30, 2026	December 31, 2025
Instantaneous Change in Interest Rates:
+ 200 basis points	(5.3)%	(7.8)%
+ 100 basis points	(2.5)%	(3.8)%
– 100 basis points	2.6%	3.2%
– 200 basis points	5.0%	5.9%

As illustrated in the table above, earnings from net interest income and interest rate settlements on our economic hedges decreases over the next twelve months during hypothetical rising interest rate environments primarily as a result of higher rates paid on interest-bearing deposits. The decrease is partially offset by higher rates earned on new loans, security purchases, cash and cash equivalents, as well as by higher interest rate settlements on our economic hedges. Conversely, earnings increases over the next twelve months during hypothetical declining interest rate environments. Interest rate sensitivity as of September 30, 2026 compared to December 31, 2025 primarily reflects changes in loan and deposit portfolio composition and interest rate economic hedging activity.

Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality, balance sheet mix, size of our balance sheet, changes in fair value of assets and derivatives due to changes in benchmark and discount rates, or other business developments that could affect net income. Actual results could differ materially from the estimated outcomes of our simulations.

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

Happen, Inc.

At the holding company level, we continue to measure interest rate sensitivity by evaluating the change in fair value of certain assets and liabilities due to a hypothetical change in interest rates. Principal payments on our loans continue to reduce the outstanding balance of this portfolio, and, as a result, the fair value impact from changes in interest rates continues to diminish.

Contingencies

For a comprehensive discussion of contingencies as of September 30, 2026, see “Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies.”

Critical Accounting Estimates

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2026, except as noted below, where the estimate has been updated to incorporate all loans held at fair value, regardless of their classification as HFS or HFI.

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

•Annualized net charge-off rate – The annualized rate of lifetime charge-offs, net of recoveries, expressed as a percentage of the average lifetime principal balance of loan pools with similar risk characteristics.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026. In designing and evaluating its disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2026 were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the third quarter of 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended September 30, 2026.

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

HAPPEN, INC.

The following table sets forth information on Happen, Inc.’s share repurchase activity for the third quarter of 2026 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1 – July 31, 2026	5,006	$17.99	5,006	$49.6
August 1 – August 31, 2026	84,544	$18.40	84,544	$47.2
September 1 – September 30, 2026	406,919	$16.02	406,919	$40.6
Total	496,469	$16.45	496,469
(1)    In August 2026, we utilized $0.9 million to hold back 50,083 shares of our common stock at an average per share price of $18.25 to satisfy applicable tax withholding obligations in connection with the vesting of restricted units held by our employees. Since the inception of the program in November 2025 through September 30, 2026, we have utilized a total of $59.4 million of the $100 million authorization under the Repurchase and Acquisition Program to acquire a total of 3,537,635 shares of our common stock at an average per share price of $16.78 (inclusive of the amount held back to satisfy applicable tax withholding obligations).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the third quarter of 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

HAPPEN, INC.

Item 6. Exhibits

Exhibit Index

The exhibits noted in the accompanying Exhibit Index are filed or incorporated by reference as a part of this Report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Ninth Amended and Restated Certificate of Incorporation, effective July 28, 2026	10-Q	001-36771	3.2	July 30, 2026
3.2	Third Amended and Restated Bylaws of the Company, effective July 28, 2026	10-Q	001-36771	3.4	July 30, 2026
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document‡					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

HAPPEN, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAPPEN, INC.
(Registrant)

Date:	October 29, 2026	/s/ SCOTT SANBORN
Scott Sanborn
Chief Executive Officer

Date:	October 29, 2026	/s/ ANDREW LABENNE
Andrew LaBenne
Chief Financial Officer